Form 10-K
period 2013-12-31
Houghton Mifflin Harcourt Co
filed 2014-03-27
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36166

Houghton Mifflin Harcourt Company

(Exact name of registrant as specified in its charter)

Delaware	27-1566372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Berkeley Street

Boston, MA 02116

(617) 351-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013, was approximately $1.2 billion.

The number of shares of common stock, par value $0.01 per share, outstanding as of March 14, 2014 was 139,994,391.

Documents incorporated by reference and made a part of this Form 10-K:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods.

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; adverse or worsening economic trends or the continuation of current economic conditions; changes in consumer demand for, and acceptance of, our products; changes in competitive factors; offerings by technology companies that compete with our products; industry cycles and trends; conditions and/or changes in the publishing industry; changes or the loss of our key third-party print vendors; restrictions under agreements governing our outstanding indebtedness; changes in laws or regulations governing our business and operations; changes or failures in the information technology systems we use; demographic trends; uncertainty surrounding our ability to enforce our intellectual property rights; inability to retain management or hire employees; impact of potential impairment of goodwill and other intangibles in a challenging economy; decline or volatility of our stock price regardless of our operating performance; and other factors discussed in the “Risk Factors” section of this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

We undertake no obligation, and do not expect, to publicly update or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein.

Item 1. Business

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “HMH” and the “Company” refer to Houghton Mifflin Harcourt Company, formerly known as HMH Holdings (Delaware), Inc., and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Company Overview

Our mission is to change people’s lives by fostering passionate, curious learners. We believe that by combining world-class educational content, products and services with cutting edge technology, digital innovation and research, we can make learning and teaching more effective and engaging.

We are a leading global provider of education solutions, delivering content, technology, services and media to over 50 million students in over 150 countries worldwide. We deliver our offerings to both educational institutions and consumers around the world. In the United States, we are the leading provider of Kindergarten through twelfth (K-12) educational content by market share. We believe that nearly every K-12 current student in the United States has utilized our content during the course of his or her education. As a result, we believe that we have an established reputation with these students that is difficult for others to replicate and positions us to continue to provide our broader content and services to serve their lifelong learning needs. We believe our long-standing reputation and well-known brands enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, since 1832, we have published trade and reference materials, including adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award, all of which are generally known.

We believe our leadership position in the K-12 market, which is the market we predominantly target, provides us with strong competitive advantages in this market. We have established relationships with educators, institutions, parents, students and life-long learners around the world that are founded on our education expertise, content and services that meet the evolving needs of our customers. Our portfolio of intellectual property spans educational, general interest, children’s and reference works, and has been developed by award-winning authors—including 8 Nobel Prize winners, 47 Pulitzer Prize winners and 13 National Book Award winners—and editors with expertise in learning and pedagogy. Our content includes characters and titles such as Curious George, Carmen Sandiego, The Oregon Trail, The Little Prince, The Lord of the Rings, Life of Pi, Webster’s New World Dictionary and Cliffs Notes that we believe are recognized in the United States and internationally. Through our network of over 414 sales professionals, we serve a growing list of institutional customers.

We sell our products and services across multiple platforms and distribution channels and are expanding our customer base beyond institutions, with an increasing focus on individual consumers who comprise a significant target audience of life-long learners. Leveraging our portfolio of content, including some of our children’s brands and titles that we believe are iconic and timeless such as Where in the World is Carmen Sandiego? and Curious George, we create interactive digital content, mobile apps and educational games, build websites and provide technology-based educational solutions. Based on the strength of our content portfolio and its adaptability across multiple distribution channels, we believe that we are also well positioned to expand into the early childhood development and global English language learning markets without significant additional costs associated with content development.

We believe we are a leader in transforming the traditional educational content and services landscape based on our market share, which is greater than 30%, and the size of our digital products portfolio, which includes approximately 34,000 titles. Our digital products portfolio, combined with our content development or distribution agreements with recognized technology leaders such as Apple, Samsung, Knewton and Kno, enables us to bring our next-generation learning solutions and media content to learners across substantially all platforms and devices. These agreements, however, are non-exclusive, and these technology leaders may also have agreements with our competitors who are moving into the digital-content market. Additionally, we believe our technology and development capabilities allow us to enhance content engagement and effectiveness with embedded assessment, interactivity, personalization and adaptivity.

In addition to our comprehensive instructional materials, we provide testing and assessment solutions through our Riverside products. We also provide school improvement and professional development services through our Heinemann products and The Leadership and Learning Center that help teachers and administrators meet their academic objectives and regulatory mandates. We believe that our research-based, education solutions are important for school systems and educators as they provide a comprehensive set of curriculum and instructional strategy solutions designed to deliver learning and teaching results both in the classroom and at home.

Market Opportunity

Rising Global Demand for Education

We believe we are a leading provider in the global learning and educational content market based on our market share and are well positioned to take advantage of the continued growth expected to result as more countries transition to knowledge-based economies, global markets integrate, and consumption, especially in emerging markets, rises. In particular, we primarily offer our English language education and instructional products in foreign countries. The global education sector, especially in Asia and the Middle East, is experiencing rising enrollments and increasing government and consumer spending driven by the close connection between levels of educational attainment, evolving standards, personal career prospects and economic growth that will increase the demand for our English language products. In particular, we believe that the educational markets where we are focusing our international growth such as China, India, Brazil, Mexico and the Middle East are poised for long-term growth, however, there can be no guarantee that the global educational markets will continue to rise or that we will be able to increase our market share in foreign countries or benefit from growth in these markets. In 2011, our international sales were $46.1 million lower than 2010 due to a tightening of credit terms with our distributors in the Middle East.

U.S. K-12 Market is Large and Growing

In the United States, which is our primary market today and in which we sell K-12 educational content for both public and private schools, the K-12 education sector represents one of the largest industry segments accounting for over $638 billion of expenditures, or about 4.4% of the 2011 U.S. gross domestic product as measured by the U.S Education’s National Center for Education Statistics (“NCES”) for the 2010-2011 school year. The instructional supplies and services component of this market was estimated to be approximately $30 billion in 2011 and is expected to continue growing as a result of several secular and cyclical factors. However, there can be no assurance that the U.S. K-12 market will grow.

In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. The sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

Growth in the U.S. K-12 market for educational content and services will be driven by several factors. In the near term, total spend by institutions, which is largely dependent upon state and local funding, is rebounding in the wake of the U.S. economic recovery. While the market has historically grown above the pace of inflation, averaging 7.2% growth annually since 1969, the difficult operating environment stemming from the recession has caused many states and school districts to defer spending on educational materials. Following the recovery, and as tax revenues collected through income, sales and property taxes continue to rebound, institutional customers benefit from improved funding cycles. However, the U.S. economic recovery has been slower than anticipated and there can be no assurance that any further improvement will be significant. Nevertheless, states such as California and Texas are scheduled to adopt educational materials for certain subjects between 2014 and 2016, with California having approved a math adoption in 2014 and Texas having passed a budget in 2013 that funds instructional materials for the next two years.

Longer-term growth in the U.S. K-12 market is positively correlated with student enrollments. Compared to 55.0 million students in 2010, enrollments are expected to increase to over 58.0 million by the 2021 school year, according to NCES and the U.S. Census Bureau. Accordingly, NCES forecasts that the current expenditures in the U.S. K-12 market are expected to grow to approximately $665 billion by 2022. The instructional supplies and services market, which uses the types of educational materials and services that we offer, represents approximately 4.8%, or $32 billion, of these expenditures. There is no guarantee that spending will increase by the amount forecasted and, if it does, there is no guarantee that our sales will increase accordingly.

In addition, increased investment in areas of government policy focus is expected to further drive market growth. For example, President Obama has identified early childhood development as an important education initiative of his administration and has proposed a Preschool for All initiative, which has not been enacted, with a $75 billion budget over the next 10 years to increase access to high quality early childhood education. Multi-state initiatives to establish a common set of educational standards are also expanding the market for teacher professional development and school improvement services.

Increasing Focus on Accountability and Student Outcomes

U.S. K-12 education has come under significant political scrutiny in recent years, due to a recognition of its importance to the U.S. society at large and concern over the perceived decline in U.S. student competitiveness relative to their international peers. An independent task force report published in March of 2012 by the Council on Foreign Relations, a non-partisan membership organization and think tank, observed that American students rank far behind global leaders in international tests of literacy, math and science, and concluded that the current state of U.S. education severely impairs the United States’ economic, military and diplomatic security as well as broader components of America’s global leadership.

This political focus has generated significant new legislation and government initiatives over the last decade, beginning with No Child Left Behind, implemented in 2002, and continuing with Race to the Top and other programs enacted by the Department of Education (“DOE”) since 2009. These regulatory frameworks have mandated stricter accountability, higher standards and increased transparency in education, and states have been required to measure annual progress towards these standards and make results publicly available for the first time. Recently, state governors have worked together to create the Common Core State Standards with implementation already underway in many states.

As a result of these more rigorous regulations and standards, schools and districts have increased their focus on acquiring high quality, proven content that is aligned with these standards and empowers educators to meet new requirements. Schools have also increased their expenditures on services that provide them with the data management and assessment capabilities they need to measure their progress. Although this trend may lead to increases in spending by schools and districts, educational mandates and expenditures can also be affected by other factors, including the recent U.S. economic recession and budget cuts related to education, which could lead to lower spending.

Growing Shift Towards Digital Materials

The digitalization of education content and delivery is also driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which mix the use of print and digital educational materials in the classroom. Technologies are also being adapted for educational uses on the internet, mobile devices and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. An analysis conducted by the DOE in 2009 that surveyed more than a thousand empirical studies of online learning found that, on average, students in online learning conditions performed modestly better than those receiving face-to-face instruction.

While the adoption of technology within the U.S. K-12 market may differ significantly across districts and states due to varying resources and infrastructure, most schools are seeking to implement more technology and are seeking partners to help them create effective digital learning environments. In some cases, districts are requiring providers of instructional materials to include digital components in their offerings, and are exploring subscription-based models for acquiring content. Many educators also believe that the increased implementation of digital learning environments will enable the widespread use of learning analytics, which enhance the ability to monitor patterns or gather intelligence surrounding student behavior and learning to ultimately help schools build better pedagogical methods, target at-risk students and improve student retention.

Competitive Strengths

We believe we are a leader in our market based on our decades-long experience developing content and solutions and forming and maintaining long-term customer and industry relationships. We believe the following to be our key competitive strengths:

•	High quality content portfolio. Our intellectual property portfolio is one of our most valuable and difficult to replicate assets. It reflects multi-billion dollar investments over our history in content development, conceptualization and acquisition, including, on average, $175 million in annual content development expenditures over the past ten years. Our portfolio contains almost 500,000 separate International Standard Book Numbers, including print, digital and bundled titles, spanning education, general interest, children’s and reference works and includes content developed in collaboration with respected educational authors such as Irene Fountas, Gay Su Pinnell and Ed Berger. We leverage this content, which is backed by decades of research, to provide educational products and solutions used and relied upon daily by thousands of teachers, students, parents and lifelong learners. Our solutions provide comprehensive and effective educational curricula developed to meet or exceed U.S. and global education standards, including the Common Core State Standards. As an example of the efficacy of our educational content, a recent study conducted by Education Research Institute of America concluded that students using our Go Math! curriculum for one semester demonstrated significantly improved overall performance compared to students using other mathematics programs.

•

Long-standing relationships with educators and other key education stakeholders. Cultivating relationships with educators is a critical success factor in our market. Given the nature of K-12 education and the market’s multi-year usage cycle, wherein schools use a specific curriculum program for several years, we believe that educators have little room for error in selecting programs for their schools and seek out relationships with established providers to minimize curriculum selection risk. We believe our relationships with educators are an important source of competitive advantage. Our relationships reflect a long history of education policy expertise, unique content development competencies, and results-driven education solutions, and lead to strong contract retention and better access to new customers and future growth opportunities. For example, as states have considered adopting the Common Core State Standards and adding their state-specific academic requirements to Common Core State Standards, we have played an active role in the changing curriculum landscape. We have met with various state leaders and discussed generally the transition to Common Core State Standards and related matters, including how our products, services and capabilities can help educators with that transition. Separately, we provide fee-based teacher training sessions through our Leadership and Learning Center for educators adopting the Common Core State Standards. These services constitute part of our growing suite of professional services provided to improve educational effectiveness for schools and educators.

Our sales force utilizes a strategic, consultative approach that involves stakeholders at every level of the decision-making process, from state legislators and school districts to school administrators and teachers. Our approach positions us to flexibly respond to schools’ and teachers’ needs, as demonstrated by our growing suite of professional services, which are focused on improving educational effectiveness at both the institutional and instructor levels.

•	Iconic brands with international recognition. Our brands include characters and titles that we believe are recognized in the United States and internationally, such as Curious George, Gossie and Gertie, Polar Express and Life of Pi, and which we believe resonate with students, teachers, educators and parents. We believe our Curious George brand also has an international following that is not correlated to our marketing efforts. This is illustrated by the fact that approximately 29% of the downloads of our Curious George app were made internationally despite minimal marketing spending globally. We believe that nearly every school-aged child in the United States has used our curriculum as part of their education because we sell our educational products to approximately 13,850 public school districts and 14,600 private schools in the United States that collectively represent approximately 98% of student enrollments in the United States. Our comprehensive instructional materials reach 100% of the top 1,000 school districts in the United States. This combination of reach and recognition contributes to what we believe is a long-lasting relationship with consumers, who are introduced to our brands as children, use our educational products throughout their pre-K-12 school years, read our general interest titles as adults, and then purchase our content for their own children. We believe that we have a strong foundation upon which to further monetize our intellectual property across new media and channels, including websites, mobile applications, e-books and games.

•	Strategic relationships with industry and technology thought leaders. Our position as a leader in our market allows us to continually expand upon our strategic relationships with both industry and technology thought leaders. These relationships enable us to create innovative solutions that meet the evolving needs of the global education market. For example, our agreements with technology companies in the U.S. K-12 education market include a non-exclusive digital distribution agreement with Apple under which Apple delivers our educational content on the iOS platform as interactive textbooks through the Apple iBookstore and a non-exclusive agreement with Knewton to deliver adoptive learning solutions to K-12 students in the United States via the integration of our educational content with Knewton’s proprietary personalized learning technology. Additionally, we have entered into a series of agreements with A&E, a cable and television channel, enabling us to develop and offer traditional and digital instructional materials featuring A&E History Channel multimedia content in co-branded products in the U.S. market.

•	Strong financial position and scalable business model. Our strong financial position is derived from our ability to generate significant cash flow from operating activities and the actions that we have taken over the past few years. For the years ended December 31, 2013, 2012 and 2011, we generated $157.2 million, $104.8 million and $132.8 million of cash flow from operations, respectively. As a result of the economic recession, our significant indebtedness and other factors, we generated net losses for the years ended December 31, 2013, 2012 and 2011 of $111.2 million, $87.1 million and $2,182.4 million, respectively, restructured our indebtedness in 2010 and entered bankruptcy in May 2012. Our financial position was strengthened by our successful emergence from bankruptcy in June 2012, which reduced our outstanding indebtedness from approximately $3,142.2 million to $250.0 million. Also, since 2010, we have reduced our selling and administrative expenses by approximately $135.8 million while reducing headcount by 690 full time employees, or 18%, and optimized our operations and cost structure to better align our business to the changing educational content and services landscape.

We believe that as we continue to monetize our content across newly developed channels we will begin to realize even greater sales while incurring lower incremental costs, which will further improve our operating margins. In addition, as we distribute more of our content in digital formats, our operating margins will benefit from lower development and distribution costs relative to print products. We have embraced this gradual shift to digital through our “hybrid” offerings of print and digital products that allow for flexibility in the delivery of an education curriculum while allowing us to benefit from better margins as more and more schools make the transition to digital. Because of these factors, we believe our business model is scalable since we should be able to generate future revenue without materially increasing our costs as we believe our current infrastructure, warehousing and fulfillment capabilities can support increased sales. Our debt balance of $245.6 million as of December 31, 2013, current net cash and short-term investment position of $425.3 million as of December 31, 2013 and total available liquidity of $613.7 million as of December 31, 2013 provide the flexibility to continue to invest in new projects and pursue selective acquisitions.

Products and Services

We are organized along two reportable segments: Education and Trade Publishing. Our primary segment measures are net sales and Adjusted EBITDA. The Education segment is our largest business, representing approximately 88%, 88% and 90% of our total net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Education

Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving learning outcomes, professional development and school reform services. With an in-house editorial staff supplemented by external specialists, we develop programs that can be aligned to state standards and customized for specific state requests. In addition, our Education segment offers a wide range of educational, cognitive and developmental standardized testing products in print, CD-ROM and online formats, targeting the educational and clinical assessment markets. The principal markets for our Education products are elementary and secondary school systems.

The Education segment includes such brands as Heinemann, Riverside, Holt McDougal, Great Source, Rigby, Saxon, Steck-Vaughn, and Math in Focus. These brands offer solutions in reading, language arts, mathematics, intervention, social studies, science and world languages, as well as curriculum resources, professional development services and an array of highly regarded educational, cognitive and developmental assessment products. These brands, collectively, benefit from a market share greater than 30% in our addressable market, which is the portion of the total market in which we sell our products and services, as well as strong relationships with its customers, most of which have been developed over many years through a service-based approach, which entails a member of our sales force interacting with the customer and providing a product or service tailored to meet the customer’s needs.

The Education segment net sales and Adjusted EBITDA were $1,207.9 million and $343.2 million, $1,128.6 million and $329.7 million and $1,169.6 million and $278.9 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Education products consist of the following offerings:

•

Comprehensive Curriculum. The Comprehensive Curriculum group develops comprehensive educational programs intended to provide a complete course of study in a subject, either at a single grade level or across multiple grade levels, and serve as the primary source of classroom instruction. We develop and market Comprehensive Curriculum programs for the pre-K-12 market utilizing the Houghton Mifflin Harcourt brands in grades pre-K-6 and the Holt McDougal brands in grades 6-12. This group focuses its publishing portfolio on the subjects that have consistently received the highest priority from educators and educational policy makers, namely reading, literature and language arts, mathematics, science, world languages and social studies. Within each subject, comprehensive learning programs are designed and then marketed with a variety of proprietary products to maximize teaching effectiveness, including textbooks, workbooks, teachers’ guides and resources, audio and visual aids and technology-based products. Our Comprehensive Curriculum group accounted for approximately 62.4%, 56.2% and 60.6% of our total Education segment net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Supplemental Products. We develop products targeted at addressing struggling learners through comprehensive intervention solutions, products targeted at assisting English language learners and products providing incremental instruction in a particular subject area. Supplemental Products are used both as alternatives and as supplements to Comprehensive Curriculum programs, enabling local educators to tailor their education programs in a cost-effective way that is irrespective of adoption schedules. As a result, the Supplemental Products group generates net sales and earnings that do not vary greatly with the adoption cycle. In addition, the development of supplemental materials tends to require significantly less capital investment than the development of a Comprehensive Curriculum program. Our Supplemental Products group accounted for approximately 7.0%, 13.0% and 12.5% of our total Education segment net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Heinemann. Our Heinemann products include professional books and developmental resources aimed at empowering pre-K-12 teachers, our Benchmark Assessment System, which allows teachers to evaluate students’ reading levels three times a year, and our Leveled Literacy Intervention System, which is a supplementary intervention program for children struggling with reading and writing. The author base includes prominent experts in teaching, such as Irene Fountas and Gay Su Pinnell, who support the practice of other teachers through books, videos, workshops and classroom tools. Our Heinemann products accounted for approximately 13.2%, 10.9% and 8.8% of our total Education segment net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Professional Services/The Leadership and Learning Center. To extend our value proposition beyond curriculum, assessment and technology solutions, we provide consulting services to assist school districts in increasing accountability for improvement and offering professional development training, comprehensive services and school turnaround solutions. We believe our professional services, led by The Leadership and Learning Center branded business, offer integrated solutions that combine the best learning resources available today. These include learning resources that are supported with professional development in classroom assessment, teacher effectiveness and high impact leadership, which have a measurable and sustainable impact on student achievement. Our Professional Services group accounted for approximately 4.1%, 6.1% and 4.4% of our total Education segment net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	Riverside Assessment. Riverside Assessment products provide district and state level solutions focused on clinical, group and formative assessment tools and platform solutions. Clinical solutions provide psychological and special needs testing to assess intellectual, cognitive and behavioral development. Our products include measurement tools and services relating to intellectual ability, academic achievement assessments around cognitive abilities and several diagnostic and assessment tools that assist in identifying the learning needs of students. Riverside Assessment products accounted for 7.9%, 8.2% and 9.0% of our total Education segment net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

•	International. Our International products are educational solutions that are sold into global education markets predominantly to large English language schools in high growth territories primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. In addition to our sales and business development team, we have a global network of distributors in local markets around the world. International sales accounted for approximately 5.4%, 5.6% and 4.7% of our total Education segment net sales for the year ended December 31, 2013, 2012 and 2011, respectively.

Trade Publishing

Our Trade Publishing segment, which dates back to 1832, primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

Our Trade Publishing segment offers an extensive library of general interest, adult and children’s and reference works that include well-known characters and brands. Our award-winning general interest titles encompass literary fiction, culinary, and non-fiction in hardcover, e-book and paperback formats, including the Mariner Books and Harvest Books paperback lines. Among the general interest properties are the popular J.R.R. Tolkien titles and the Best American series. The general interest group also publishes comprehensive culinary works and field guides, such as the Peterson Field Guides and Taylor’s Gardening Guides. With the 2012 acquisition of certain culinary and reference assets, we became the #2 publisher in those respective market niches, based on market share. Our catalog of books for young readers features numerous Nobel and Pulitzer Prize winners and Newbery and Caldecott medal winners, including a 2014 and 2013 Caldecott Honor winner. Our young readers list addresses a broad age group, spanning board books for young children to novels for young adults, and includes recognized characters such as Curious George and Martha Speaks, both successful television programs featured on PBS, Five Little Monkeys, Gossie and Gertie, and many more. In the reference category, we are the publisher of the American Heritage and Webster dictionary, and related titles.

Even before e-books gained prominence in the market, we had developed in-house experience in converting, structuring, storing and distributing dictionary and other reference content for digital platforms, and applied our knowledge and tools in the digital space to consumer trade content including e-books and applications. In addition to traditional conversions of print to digital content, we now develop our content digitally in various formats with minimal incremental investment, and we employ in-house programmers and developers to produce new digital content based on our trade products. For example, we have brought the Curious George character to a digital platform with the development of the Curious George app, which is an interactive learning tool for pre-school children. As such, we have an established and flexible solution for converting, manipulating and distributing trade content to the many emerging digital consumer platforms such as e-readers and tablets. We have been able to move quickly to take advantage of the rapidly accelerating market for e-books, book or character based applications and other digital products with net sales from e-books reaching $22.6 million for the year ended December 31, 2013, and now representing approximately 13.2% of our Trade Publishing segment net sales for the same period. We continue to focus on the development of innovative new digital products which capitalize on our content, our digital expertise, and the growing consumer demand for these products. In addition, we are increasingly leveraging the strength of our Trade Publishing brands and characters, such as Curious George, together with our expertise in developing educational solutions, to further penetrate the large and growing consumer market for at-home educational products and services.

For the years ended December 31, 2013, 2012 and 2011, Trade Publishing net sales and Adjusted EBITDA were approximately $170.7 million and $24.4 million, $157.1 million and $28.8 million, and $125.7 million and $12.9 million, respectively.

Our Industry

K-12 comprehensive curriculum or basal market

The U.S. K-12 comprehensive curriculum or basal market provides educational programs and assessments to approximately 55 million students across approximately 132,000 elementary and secondary schools. Basal programs cover curriculum standards in a particular subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the year. Products and services in basal programs include students’ print and digital offerings and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services.

Comprehensive curriculum programs are the primary source of classroom education for most K-12 academic subjects, and as a result, enrollment trends are a major driver of industry growth. Although economic cycles may affect short-term buying patterns, school enrollments, a driver of growth in the educational publishing industry, are highly predictable and are expected to trend upward over the longer term.

In addition, the market for comprehensive curriculum programs is affected by changes in state curriculum standards, which drive instruction, assessment, and accountability in each state. A significant change in state curriculum standards requires that assessments, teacher training programs, and instructional materials be revised or replaced to align to the new standards, which historically has driven demand for new comprehensive curriculum programs.

Forty-five states have adopted a new, common set of curriculum standards in mathematics and English language arts, known as the Common Core State Standards. These standards are the product of a state-led effort to establish a single set of clear educational standards for grades K-12. Most of these states also belong to one of two multistate testing consortia that are developing common state assessments in English language arts and mathematics, aligned to the new standards. These assessments, which will be designed to replace existing statewide tests, are expected to be administered beginning in the 2014-15 school year. Schools in these states will need to augment and replace instructional materials, including comprehensive curriculum programs, to align to the Common Core State Standards and to prepare students for the new state assessments.

Instructional material adoption process

The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Twenty states, known as adoption states, approve and procure new basal programs usually every five to seven years on a state-wide basis, and individual schools or school districts typically purchase instructional materials from the state approved list, although in some adoption states districts may be permitted to select materials not on the state list. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to nine year cycle. In adoption states, the states approve curriculum and predominantly provide funding for educational and instructional materials, while in open states, local school districts approve curriculum and provide funding.

The following chart illustrates the current adoption and open states:

The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. A majority of adoption states provide categorical state funding for instructional materials, that is, funds that typically cannot be used for any purpose other than to purchase instructional content or, in some cases, technology equipment used to deliver instruction. In some states, categorical instructional materials funds can be used only for the purchase of materials on the state-approved list.

In adoption states, the state education board’s decision to approve a certain program developed by an educational content provider depends on recommendations that align to state’s educational standards from instructional materials committees, which are often comprised of educators and curriculum specialists. Such committees typically recommend a program only if it aligns to the state’s educational content standards. To ensure the approval and subsequent success of a new instructional materials program, educational content providers typically conduct extensive market research, including: discussions of the planned curriculum with the state level curriculum advisors to secure their support; development of prototype instructional materials that are focus-tested with educators, often against competing programs, to gather feedback on the program’s content and design; and incorporation of qualitative input from existing customers in terms of classroom needs.

In open territories, the procurement process is typically characterized by a presentation and provision of sample materials to instructional materials selection committees, which subsequently evaluate and recommend a particular program to district level school boards. Products are generally customized to meet the states’ curriculum standards with similar research methods as in adoption states.

We believe that a content provider’s ultimate success in a given state will depend on a variety of factors, including the quality of its programs and materials, the strength of its relationships with key decision-makers at the state and district level and the magnitude of its marketing and sales efforts. As a result, educational content providers often implement formal market research efforts that include educator focus groups, prototypes of student and ancillary materials and comparisons against competing products. At the same time, marketing and editorial staffs work closely together to incorporate the results of research into products, while developing the most up-to-date, research- and needs-based curricula.

Supplemental materials market

The supplemental materials market includes a wide range of product offerings targeted at addressing specific needs in a district generally not addressed through a comprehensive curriculum solution. These products are typically offered in the form of print, digital, service and blended product solutions. The development of supplemental materials and solutions tends to require significantly less capital investment than the development of a basal program. These materials and solutions enable local educators to tailor their education programs in a cost-effective way that is not tied to adoption schedules.

Supplemental products and services are funded through state and local resources as well as government funding allocations as designated through Title I of the Elementary and Secondary Education Act (‘ESEA”) and the Individuals with Disabilities Education Act (“IDEA”). Title I distributes funding to those schools and school districts which are comprised of a relatively high percentage of students from low income families as defined by the IDEA. In addition, Title I appropriates money for the education system for the prevention of dropouts and the improvement of schools. IDEA governs how states and public agencies provide early intervention, special education and related services to children with disabilities. In recent years, the supplemental materials that schools have purchased have changed as the demands and expectations for educators and students have changed. Educational institutions have increasingly purchased digital solutions along with traditional supplemental materials and, with the growing emphasis on accountability, demand for targeted intervention solutions, school reform and turnaround services has been on the rise.

Assessment market

The assessment market includes summative, formative or in-classroom, and diagnostic assessments. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Diagnostic assessments are designed to pinpoint areas of need and are often administered by specialists to identify learning difficulties and qualify individuals for special services under the requirements of IDEA.

Largely as a result of Race to the Top (“RTTT”) funding, more states and districts are also placing greater emphasis on teacher evaluation systems that measure teacher performance based on standardized test scores and other elements required to meet certain benchmarks set by policymakers. Certain federal agencies are shifting the focus to children at even younger ages to provide intervention before significant achievement gaps are realized. As a result, this has led to additional opportunities in the early childhood development market.

Two assessment consortia that currently exist, the Smarter Balanced Assessment Consortia and Partnership Assessment of Readiness for College and Careers, continue to work towards operational tests for the 2014-2015 school year. Presently, 23 states reside in the Smarter Balanced Assessment Consortia, while 18 states reside in the Partnership Assessment of Readiness for College and Careers. Several states participate in both and will have to make a determination about which test to use over the next year or so.

As states plan for the upcoming consortia assessments, districts continue to transition to the Common Core State Standards as well as focus on the respective state standards under measurement in the short term for accountability purposes. District demand for quality measures which help the districts prepare for the content coverage and item types anticipated on the Common Core State Standards assessment should continue to increase as the 2014–2015 school year draws near.

International market

The global education market continues to demonstrate strong macroeconomic growth characteristics. There are 1.4 billion students out of a 7.1 billion world population. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to United Nations Educational, Scientific and Cultural Organization (“UNESCO”), rapid population growth has caused pre-primary enrollments to grow by 16.2% worldwide from 2007 to 2011. Additionally, the global population is expected to be approximately 9.0 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

Internationally, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world. According to the Book Industry Study Group and the Association of American Publishers, the size of the K-12 U.S. export market is estimated at $100 million, of which we have a growing market share.

Our immediate strategy is to expand our addressable market through working with local distributors to localize our K-12 content for sale into public and private schools in targeted international markets and to sell digitized content through key distributors into global school and consumer markets.

Trade Publishing market

The Trade Publishing market includes works of fiction and non-fiction for adults and children, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed rapidly over the past several years, as the industry evolves to embrace new technologies for developing, producing, marketing and distributing trade works.

Seasonality

In the K-12 market, we typically receive payments for products and services from individual school districts, and, to a lesser extent, individual schools and states. In the case of testing and assessment products and services, payment is received from the individually contracted parties. In the Trade Publishing market, payment is received for products from book distributors and retail booksellers.

Approximately 88% of our net sales for the year ended December 31, 2013 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three years, approximately 67% of consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales.

Competition

We sell our products in competitive markets. In these markets, product quality, customer service and perceived stability and longevity are major factors in generating sales growth. Other factors affecting sales growth in the K-12 market include the level of student enrollment in subjects that are up for adoption and the level of spending per student appropriated in each state and/or school district. Profitability is affected by industry developments including: (i) competitive selling, sampling and implementation costs; (ii) development costs for customized instructional materials and assessment programs; and (iii) higher technology costs due to the increased number of textbook program components being developed in digital formats. There are three primary traditional comprehensive curriculum publishers in the K-12 market, which also compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions. There are multiple competitors in the Trade Publishing, supplemental and assessment markets. Our larger competitors in the educational market include Pearson Education, Inc., McGraw Hill Education, Cengage Learning, Inc., Scholastic Corporation and K12 Inc.

Printing and binding; raw materials

We outsource the printing and binding of our products, with approximately 85% of our printing currently handled by two vendors. We have a procurement agreement with each printer that provides volume and scheduling flexibility and price predictability. We have a longstanding relationship with each provider. Approximately 25% of our printed materials (consisting primarily of teacher’s editions and other ancillary components) are printed outside of the United States and approximately 75% of our printed materials (including most student editions) are printed within the United States. Paper is one of our principal raw materials. We purchase our paper directly from suppliers and two paper merchants with whom we have various agreements that protect against price increases. We have not experienced and do not anticipate experiencing difficulty in obtaining adequate supplies of paper for our operations, as we have contracts with numerous suppliers that assure us of 100% availability on all main paper grades that we procure.

Distribution

We operate three distribution facilities from which we coordinate our own distribution process: one each in Indianapolis, Indiana; Geneva, Illinois; and Troy, Missouri. Additionally, some adoption states require us to use in-state textbook depositories for educational materials sold in that particular state. We utilize delivery firms including United Parcel Service Inc., CH Robinson Worldwide Inc., Roadrunner Transportation Services and DHL Worldwide Express Inc. to facilitate the principally ground transportation of products.

Employees

As of December 31, 2013, we had approximately 3,300 employees, none of which were covered by collective bargaining agreements. These employees are substantially located in the United States with approximately 240 employees located outside of the United States. We believe that relations with employees are generally good.

Intellectual property

Our principal intellectual property assets consist of our trademarks and copyrights in our content. Substantially all of our publications are protected by copyright, whether registered or unregistered, either in our name as the author of a work made for hire or the assignee of copyright, or in the name of an author who has licensed us to publish the work. Ownership of such copyrights secures the exclusive right to publish the work in the United States and in many countries abroad for specified periods: in the United States in most cases either 95 years from publication or for the author’s life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 35 years for works published thereafter. In most cases, the authors who retain ownership of their copyright have licensed to us exclusive rights for the full term of copyright. Under U.S. copyright law, for licenses granted by an author during or after 1978, such exclusive licenses are subject to termination by the author or certain of the author’s heirs for a five year period beginning at the end of 35 years after the date of publication of the work or 40 years after the date of the license grant, whichever term ends earlier.

We do not own any material patents, franchises or concessions, but we have registered certain trademarks and service marks in connection with our publishing businesses. We believe we have taken, and take in the ordinary course of business, all appropriate available legal steps to reasonably protect our intellectual property in all material jurisdictions.

Environmental matters

We generally contract with independent printers and binders for their services, and our operations are generally not otherwise affected by environmental laws and regulations. However, as the owner and lessee of real property, we are subject to environmental laws and regulations, including those relating to the discharge of hazardous materials into the environment, the remediation of contaminated sites and the handling and disposal of wastes. It is possible that we could face liability, regardless of fault, and can be held jointly or severally liable, if contamination were to be discovered on the properties that we own or lease or on properties that we have formerly owned or leased. We are currently unaware of any material environmental liabilities or other material environmental issues relating to our properties or operations and anticipate no material expenditures for compliance with environmental laws or regulations.

Item 1A. Risk Factors

Our business and results of operations may be adversely affected by many factors outside of our control, including changes in federal, state and local education funding, general economic conditions and/or changes in the state procurement process.

The performance and growth of our U.S. educational comprehensive curriculum, supplemental and assessment businesses depend in part on federal and state education funding, which in turn is dependent on the robustness of state finances and the level of funding allocated to educational programs. State, local and municipal finances were and continue to be adversely affected by the recent U.S. economic recession and are affected by general economic conditions and factors outside of our control, as well as increasing costs and financial liabilities of under-funded public pension plans. In response to general economic conditions or budget shortfalls, states and districts may reduce educational spending to protect against existing or expected economic conditions or seek cost savings to mitigate budget deficits. Most public school districts, the primary customers for K-12 products and services, depend largely on state and local funding to purchase materials. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds for any reason can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state funds or loosening of restrictions on the use of those funds may reduce net sales. Additionally, many school districts receive substantial amounts through Federal education programs, funding for which may be reduced as a result of the Congressional budget actions.

Federal and/or state legislative changes can also affect the funding available for educational expenditure, which include the impact of education reform such as the reauthorization of the Elementary and Secondary Education Act (“ESEA”) and the implementation of Common Core State Standards. Existing programs and funding streams could be changed or eliminated in connection with legislation to reauthorize the ESEA and/or the federal appropriations process, in ways that could negatively affect demand and sources of funding for our products and services. Our business, results of operations and financial condition may be materially adversely affected by many factors outside of our control, including, but not limited to, delays in the timing of adoptions, changes in curricula and changes in student testing processes. There can be no assurances that states or districts will have sufficient funding to purchase our products and services, that we will win their business in our competitive marketplace or that schools or districts that have historically purchased our products and services will do so again in the future.

There is considerable political controversy in many states surrounding the adoption and implementation of Common Core State Standards. Legislation has been introduced in a number of states to drop Common Core standards, and some states are considering revisions to and/or rebranding of the standards. These developments could disrupt local adoptions of instructional materials and require modifications to our programs offered for sale in states that adopt such changes.

Similarly, changes in the state procurement process for textbooks, supplemental materials and student tests, particularly in adoption states, can also affect our markets and sales. Florida and Louisiana, for example, are considering legislation that would affect the adoption cycle and review process in those states. A significant portion of our net sales is derived from sales of K-12 instructional materials pursuant to cyclical adoption schedules. Due to the revolving and staggered nature of state adoption schedules, sales of K-12 instructional materials have traditionally been cyclical, with some years offering more sales opportunities than others. In addition, changes in curricula and changes in the student testing processes can negatively affect our programs and therefore the size of our market in any given year.

For example, over the next few years, adoptions are scheduled in the primary subjects of reading, language arts and literature, social studies and mathematics in, among others, the states of California, Texas and Florida, the three largest adoption states. The inability to succeed in these states, or reductions in their anticipated funding levels, could materially and adversely affect net sales for the year of adoption and subsequent years. Allowing districts flexibility to use state funds previously dedicated exclusively to the purchase of instructional materials and other items such as technology hardware and training could adversely affect district expenditures on state-adopted instructional materials in the future.

Decreases in federal and state education funding and negative trends or changes in general economic conditions can have a material adverse effect on our business, results of operations and financial condition.

Introduction of new products, services or technologies could impact our profitability.

We operate in highly competitive markets that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new content and new ways to deliver our products and services. These investments may not be profitable or may be less profitable than what we have experienced historically. In particular, in the context of our current focus on key digital opportunities, including e-books, the market is evolving and we may be unsuccessful in establishing ourselves as a significant competitor. New distribution channels, such as digital platforms, the internet, online retailers and delivery platforms (e.g., tablets and e-readers), present both threats and opportunities to our traditional publishing models, potentially impacting both sales volumes and pricing.

Our operating results fluctuate on a seasonal and quarterly basis and our business is dependent on our results of operations for the third quarter.

Our business is seasonal. For the year ended December 31, 2013, we derived approximately 88% of net sales from our Education Segment. For sales of educational products, purchases typically are made primarily in the second and third quarters of the calendar year, in preparation for the beginning of the school year, though testing net sales are primarily generated in the second and fourth quarters. We typically realize a significant portion of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. In addition, changes in our customers’ ordering patterns may impact the comparison of results in a quarter with the same quarter of the previous year, in a quarter with the consecutive quarter or a fiscal year with the prior fiscal year.

We may not be able to identify successful business models for generating sales of technology-enabled programs. Furthermore, customers’ expectations for the number and sophistication of technology-enabled programs that are given to them at no additional charge may increase, as may development costs.

The core curriculum elementary school, core curriculum secondary school and educational testing customers have become accustomed to being given technology-enabled products at no additional charge from publishers, such as us, as incentives to adopt programs and other products. The sophistication and expense of technology-enabled products continues to grow. Our profitability may decrease materially if we are unable to realize sales of these products, customers continue to expect/insist on an increasing number of technology-enabled materials of increasing quality being given to them, or costs of these products continue to rise.

Agreements with Resellers.

We have entered into agreements with resellers from time to time pertaining to certain defined products and channels. These agreements have been both exclusive and non-exclusive and have pertained to specific products as well as specific channels. Depending on the timing of when orders with resellers occur, an individual transaction with a reseller could potentially be material to the quarter or year in which it occurs. Furthermore, there is no assurance that future orders from resellers will occur within similar timeframes as past orders or be of similar magnitude. Some of our agreements have performance metrics which allow for one or both parties to terminate the agreement. If such termination were to occur, our sales could be materially impacted.

Receivables to our two largest resellers comprised approximately 40% of our December 31, 2013 accounts receivable balance prior to allowances for book returns. If such resellers are unable to remit contractual payments when due or at all, our financial results and cash position for the quarter and year could be materially impacted.

Our business will be impacted by the rate of and state of technological change, including the digital evolution and other disruptive technologies, and the presence and development of open-sourced content could continue to increase, which could adversely affect our revenue.

The publishing industry has been impacted by the digitalization of content and proliferation of distribution channels, either over the internet, or via other electronic means, replacing traditional print formats. The digital migration brings the need for change in product distribution, consumers’ perception of value and the publisher’s position between retailers and authors. Such digitalization increases competitive threats both from large media players and from smaller businesses, online and mobile portals. If we are unable to adapt and transition to the move to digitalization at the rate of our competitors, our ability to effectively compete in the marketplace will be affected.

In recent years there have been initiatives by non-profit organizations such as the Gates Foundation and the Hewlett Foundation to develop educational content that can be “open sourced” and made available to educational institutions for free or nominal cost. To the extent that such open sourced content is developed and made available to educational customers and is competitive with our instructional materials, our sales opportunities and net sales could be adversely affected.

Technological changes and the availability of free or relatively inexpensive information and materials may also affect changes in consumer behavior and expectations. Public and private sources of free or relatively inexpensive information and lower pricing for digital products may reduce demand and impact the prices we can charge for our products and services. To the extent that technological changes and the availability of free or relatively inexpensive information and materials limit the prices we can charge or demand for our products and services, our business, financial position and results of operations may be materially adversely affected.

Changes in product distribution channels and/or customer bankruptcy may restrict our ability to grow and affect our profitability in our Trade Publishing segment.

New distribution channels such as digital formats, the internet, online retailers, growing delivery platforms (e.g., tablets and e-readers), combined with the concentration of retailer power, pose threats and provide opportunities to our traditional consumer publishing models in our Trade Publishing segment, potentially impacting both sales volumes and pricing. The economic slowdown combined with the trend to e-books has created contraction in the consumer books retail market that has increased the risk of bankruptcy of major retail customers. Additional bankruptcies of traditional “bricks and mortar” retailers of Trade Publishing could negatively affect our business, financial condition and results of operations.

Expansion of our investments and business outside of our traditional core U.S. market may result in lower than expected returns and incremental risks.

To take advantage of international growth opportunities and to reduce our reliance on our core U.S. market, we are increasing our investments in a number of countries and emerging markets, including Asia and the Middle East, some of which are inherently more risky than our investments in the U.S. market. Political, economic, currency, reputational and corporate governance risks, including fraud, as well as unmanaged expansion are all factors which could limit our returns on investments made in these markets. For example, current political instability in the Middle East has caused uncertainty in the region, which could affect our results of operations in the region. Also, certain international customers require longer payment terms, increasing our credit risk. As we expand internationally, these risks will become more pertinent to us and could have a bigger impact on our business.

We operate in a highly competitive environment that is subject to rapid change and we must continue to invest and adapt to remain competitive.

Our businesses operate in highly competitive markets, with significant established competitors, such as Pearson Education, Inc., McGraw Hill Education, Cengage Learning, Inc., Scholastic Corporation and K12 Inc. These markets continue to change in response to technological innovations and other factors. Profitability is affected by developments in our markets beyond our control, including: changing U.S. federal and state standards for educational materials; rising development costs due to customers’ requirements for more customized instructional materials and assessment programs; changes in prevailing educational and testing methods and philosophies; higher technology costs due to the trend toward delivering more educational content in both traditional print and electronic formats; market acceptance of new technology products, including online or computer-based testing; an increase in the amount of materials given away in the K-12 markets as part of a bundled pack; the impact of the expected increase in turnover of K-12 teachers and instructors on the market acceptance of our products; customer consolidation in the retail and wholesale trade book market and the increased dependence on fewer but stronger customers; rising advances for popular authors and market pressures to maintain competitive retail pricing; a material increase in product returns or in certain costs such as paper; and overall uncertain economic issues that affect all markets.

We cannot predict with certainty the changes that may occur and the effect of those changes on the competitiveness of our businesses, and the acceleration of any of these developments may materially and adversely affect our profitability.

The means of delivering our products may be subject to rapid technological change. Although we have undertaken several initiatives and invested significant amounts of capital to adapt to and benefit from these changes, we cannot predict whether technological innovations will, in the future, make some of our products, particularly those printed in traditional formats, wholly or partially obsolete. If this were to occur, we might be required to invest significant resources to further adapt to the changing competitive environment. In addition, we cannot predict whether end customers will have sufficient funding to purchase the equipment needed to use our new technology products.

In order to maintain a competitive position, we must continue to invest in new offerings and new ways to deliver our products and services. These investments may not be profitable or may be less profitable than what we have experienced historically. We could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment within which we operate.

There is a risk that technology companies may offer educational materials that compete with our products.

While our educational content is protected by copyright law, there is nothing to prevent technology companies from developing their own educational digital products and offering educational content to schools. Technology companies are free to distribute materials with and on their technology devices and platforms. Many technology companies have substantial resources that they could devote to expand their business, including the development of educational digital products. Furthermore, while we have entered into digital distribution agreements with a number of technology companies, our agreements are non-exclusive arrangements and there is nothing to prevent such technology companies from developing and distributing other educational content to the K-12 market. There is a risk that a technology company with significant resources could license or acquire their own educational content and compete with us, which could negatively affect our business, financial condition and results of operations.

There is also a risk of further disintermediation, which is the occurrence of state, district and other customers contracting directly with technology companies. As a result, there is a risk that technology companies may own direct relationships with our customers, and accordingly, they may have a significant influence over the pricing and distribution strategies for digital and print education materials.

Our history of operations includes periods of operating and net losses, and we may incur operating and net losses in the future. Our significant net losses and our significant amount of indebtedness led us to declare bankruptcy in 2012.

For the years ended December 31, 2013, 2012 and 2011, we generated operating losses of $86.6 million, $120.7 million and $2,037.1 million, respectively, and net losses of $111.2 million, $87.1 million, and $2,182.4 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and the consolidated financial statements included elsewhere in this annual report for more information regarding our results of operations during these periods. If we continue to suffer operating and net losses, the trading price of our common stock may decline significantly.

Our net losses in recent years were impacted from general economic conditions, reductions in significant markets, federal, state and local budget shortfalls and the contraction of spending throughout most states, among other things. In addition, we had a significant amount of indebtedness in recent fiscal years. During May 2012, as a result of our financial position, results of operations and significant amount of indebtedness, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On June 22, 2012, we emerged from bankruptcy pursuant to a pre-packaged plan of reorganization. Although we have significantly less interest expense as a result of our emergence from bankruptcy and have decreased our selling and administrative expenses, we may not generate sufficient net sales in future periods to pay for all of our operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to enforce our intellectual property and proprietary rights may be limited, which may harm our competitive position and materially and adversely affect our business and results of operations.

Our products are largely comprised of intellectual property content delivered through a variety of media, including books and digital and web-based media. We rely on copyright, trademark and other intellectual property laws to establish and protect our proprietary rights in these products. However, we cannot make assurances that our proprietary rights will not be challenged, invalidated or circumvented. We conduct business in other countries where the extent of effective legal protection for intellectual property rights is uncertain, and this uncertainty could affect future growth. Moreover, despite the existence of copyright and trademark protection under applicable laws, third parties may nonetheless violate our intellectual property rights, and our ability to remedy such violations, particularly in foreign countries, may be limited. In addition, the copying and distribution of content over the Internet creates additional challenges for us in protecting our proprietary rights. If we are unable to adequately protect and enforce our intellectual property and proprietary rights, our competitive position may be harmed and our business and financial results could be materially and adversely affected.

We operate in markets which are dependent on Information Technology (“IT”) systems and technological change.

Our business is dependent on information technology. We either provide software and/or internet based services to our customers or we use complex IT systems and products to support our business activities, particularly in infrastructure and as we move our products and services to an increasingly digital delivery platform.

We face several technological risks associated with software product development and service delivery in our educational businesses, information technology security (including virus and hacker attacks), e-commerce, enterprise resource planning, system implementations and upgrades. Our growth strategy includes a consumer e-commerce strategy and an integrated solutions strategy that further subjects us to technological risks. If our e-commerce and integrated solutions expansion strategy is not successful, our business and growth prospects may be adversely affected. Additionally, the failure to recruit and retain staff with relevant skills may constrain our ability to grow as we combine traditional publishing products with online service offerings.

We rely on third-party software development as part of our digital platform.

Some of the technologies and software that compose our instruction and assessment technologies are developed by third parties. We rely on those third parties for the development of future components and modules. Thus, we face risks associated with software product development and the ability of those third parties to meet our needs and their obligations under our contracts with them.

A major data privacy breach or unanticipated IT system failure may cause reputational damage to our brands and financial loss.

Across our businesses we hold large volumes of personal data, including that of employees, customers and students. Failure to adequately protect such personal data could lead to penalties, significant remediation costs, reputational damage, potential cancellation of existing contracts and inability to compete for future business. We have policies, processes, internal controls and cybersecurity mechanisms in place to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, but no mechanisms are entirely free from failure and we have no guarantee that our security mechanisms will be adequate to prevent all possible security threats. Our operating results may be adversely impacted by unanticipated system failures, data corruption or breaches in security.

We may not be able to complete, or achieve the expected benefits from, any future acquisitions, which could materially and adversely affect our growth.

We have at times used acquisitions as a means of expanding our business and expect that we will continue to do so. If we do not successfully integrate acquisitions, anticipated operating advantages and cost savings may not be realized. The acquisition and integration of companies involve a number of risks, including: use of available cash, new borrowings or borrowings under our revolving credit facility to consummate the acquisition; demands on management related to the increase in our size after an acquisition; diversion of management’s attention from existing operations to the integration of acquired companies; integration of companies existing systems into our systems; difficulties in the assimilation and retention of employees; and potential adverse effects on our operating results.

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could materially and adversely affect our business, financial condition and results of operations.

We may not be able to retain or attract the key management, creative, editorial and sales personnel that we need to remain competitive and grow.

Our success depends, in part, on our ability to continue to retain key management and other personnel. We operate in a number of highly visible industry segments where there is intense competition for experienced and highly effective individuals, including authors. Our successful operations in these segments may increase the market visibility of members of key management, creative and editorial teams and result in their recruitment by other businesses. There can be no assurance that we can continue to attract and retain the necessary talented employees, including executive officers and other key members of management and, if we fail to do so, it could adversely affect our business.

In addition, our sales personnel make up approximately 24% of our employees, and our business results depend largely upon the experience, knowledge of local market dynamics and long-standing customer relationships of such personnel. Our inability to retain or hire effective sales people at economically reasonable compensation levels could materially and adversely affect our ability to operate profitably and grow our business.

A significant increase in operating costs and expenses could have a material adverse effect on our profitability.

Our major expenses include employee compensation and printing, paper and distribution costs for product-related manufacturing. We offer competitive salary and benefit packages in order to attract and retain the quality employees required to grow and expand our businesses. Compensation costs are influenced by general economic factors, including those affecting the cost of health insurance and postretirement benefits, and any trends specific to the employee skill sets we require. We could experience changes in pension costs and funding requirements due to poor investment returns and/or changes in pension laws and regulations.

Paper is one of our principal raw materials and, for the year ended December 31, 2013, our paper purchases totaled approximately $54 million while our manufacturing costs totaled approximately $261 million. As a result, our business may be negatively impacted by an increase in paper prices. Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by us. The price of paper may fluctuate significantly in the future, and changes in the market supply of or demand for paper could affect delivery times and prices. Paper suppliers may consolidate and as a result, there may be future shortfalls in supplies necessary to meet the demands of the entire marketplace. We may need to find alternative sources for paper from time to time. Our books and workbooks are printed by third parties and we typically have multi-year contracts for the production of books and workbooks. Increases in any of our operating costs and expenses could materially and adversely affect our profitability and our business, financial condition and results of operations.

We make significant investments in information technology data centers and other technology initiatives as well as significant investments in the development of programs for the K-12 marketplace. Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.

We also have other significant operating costs, and unanticipated increases in these costs could adversely affect our operating margins. Higher energy costs and other factors affecting the cost of publishing, transporting and distributing our products could adversely affect our financial results. Our inability to absorb the impact of increases in paper costs and other costs or any strategic determination not to pass on all or a portion of these increases to customers could adversely affect our business, financial condition and results of operations.

Exposure to litigation could have a material effect on our financial position and results of operations.

We are involved in legal actions and claims arising from our business practices and face the risk that additional actions and claims will be filed in the future. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. At present, there are various suits pending or threatened which claim that we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. A number of similar claims against us have already been settled. While management does not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows, due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on our financial position and results of operations.

We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all potential liabilities.

Operational disruption to our business caused by a major disaster, external threats or the loss of one of our two key third party print vendors could restrict our ability to supply products and services to our customers.

Across all our businesses, we manage complex operational and logistical arrangements including distribution centers, data centers and large office facilities as well as relationships with third party print vendors. We have also outsourced some support functions, including application maintenance support, to third party providers. Failure to recover from a major disaster (such as fire, flood or other natural disaster) at a key facility or the disruption of supply from a key third party vendor, developer or distributor (e.g., due to bankruptcy) could restrict our ability to service our customers. External threats, such as terrorist attacks, strikes, weather and political upheaval, could affect our business and employees, disrupting our daily business activities.

We currently rely on two key third-party print vendors to handle approximately 85% of our printing requirements, and we expect a small number of print vendors will continue to account for a substantial portion of our printing requirements for the foreseeable future. The loss of, or a significant adverse change in our relationships with, our key print vendors could have a material adverse effect on our business and cost of sales. There can be no assurance that our relationships with our print vendors will continue or that their businesses or operations will not be affected by major disasters or external factors. If we were to lose one of our two key print vendors, if our relationships with these vendors were to adversely change or if their businesses were impacted by general economic conditions or the factors described above, our business and results of operations may be materially and adversely affected.

We are subject to contingent liabilities that may affect liquidity and our ability to meet our obligations.

In the ordinary course of business, we issue performance-related surety bonds and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of instructional materials and assessment tests. The surety bonds are partially backstopped by letters of credit. As of December 31, 2013, our contingent liability for all letters of credit was approximately $19.7 million, of which $2.4 million were issued to backstop $23.0 million of surety bonds. The letters of credit reduce the borrowing availability on our revolving credit facility, which could affect liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, our ability to meet our obligations in the future.

We may be adversely affected by significant changes in interest rates.

Our financing indebtedness, including borrowings under our revolving credit facility, bears interest at variable rates. As of December 31, 2013, we had $245.6 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $2.5 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. If we enter into agreements limiting exposure to higher interest rates in the future, these agreements may not offer complete protection from this risk.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations and to fund planned capital expenditures and other growth initiatives depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our term loan facility and revolving credit facility restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the credit agreements do and the agreements governing our existing and future indebtedness may restrict, but will not completely prohibit, us from doing so. As of December 31, 2013, we had approximately $188.4 million of borrowing base availability under our revolving credit facility. This may have the effect of reducing the amount of proceeds paid to you in the event of a liquidation. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may record future goodwill or indefinite-lived intangibles impairment charges related to one or more of our reporting units, which could materially adversely impact our results of operations.

We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result future goodwill impairment charges, which could materially adversely impact our results of operations. We have goodwill and indefinite-lived intangible assets of approximately $531.8 million and $440.0 million and $520.1 million and $440.5 million as of December 31, 2013 and 2012, respectively. There was no goodwill impairment charge for the years ended December 31, 2013 and 2012. The goodwill impairment charge for the year ended December 31, 2011 was $1,442.5 million. For the years ended December 31, 2013, 2012 and 2011, impairment charges for indefinite-lived intangible assets were $0.5 million, $5.0 million, and $161.0 million respectively.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress the price of our common stock.

Additional sales of a substantial number of our shares of common stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the price of our common stock and could materially impair our ability to raise capital through the sale of additional shares. As of March 14, 2014, we had 139,994,391 shares of common stock issued and outstanding that were freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held or acquired by our directors, executive officers and other affiliates (as that term is defined in the Securities Act), which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. While each of our executive officers and directors and certain of our existing stockholders holding approximately 119 million shares of our outstanding common stock signed “lock-up” agreements with the underwriters for our initial public offering, the underwriters are entitled to waive these lock-up provisions at their discretion and the restrictions in the lock-up agreements expire as of May 13, 2014, subject to extension under certain limited circumstances. The sale of such shares in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decrease significantly.

Pursuant to the Company’s investor rights agreement certain of our stockholders have certain demand and piggyback rights that may require us to file registration statements registering their common stock or to include sales of such common stock in registration statements that we may file for ourselves or other stockholders. Any shares of common stock sold under these registration statements will be freely tradable in the public market. In the event such registration rights are exercised and a large number of common stock is sold in the public market, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations, except that the selling stockholders may be responsible for their pro rata shares of underwriters’ fees, commissions and discounts (except for the first underwritten demand registration or shelf takedown by stockholders), stock transfer taxes and certain legal expenses.

Affiliates of Paulson & Co., Inc. own a significant portion of our outstanding common stock and will have the right to nominate one director for election to our board of directors after this offering.

As of March 14, 2014, investment funds and managed accounts affiliated with Paulson & Co., Inc. (“Paulson”) beneficially owned, in the aggregate, approximately 22.8% of our outstanding common stock. We have entered into an amended and restated director nomination agreement with these stockholders under which Paulson has the right to nominate one director for election to our board of directors so long as Paulson holds at least 15% of our issued and outstanding common stock, and we have agreed to take certain actions in furtherance of Paulson’s rights under the director nomination agreement. In addition, if requested by Paulson, we have agreed to cause the director nominated by Paulson to be designated as a member of each committee of our board of directors unless the designation would violate legal restrictions or the rules and regulations of the national securities exchange on which our common stock is listed As a result of their ownership interests and director nomination rights, the stockholders affiliated with Paulson may have the ability to influence the outcome of matters that require approval of our stockholders or to otherwise influence the Company. The interests of these stockholders might conflict with or differ from other stockholder interests, and it may cause us to pursue transactions or take actions that could enhance their equity investments, even though such transactions or actions may involve risks to other stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 222 Berkeley Street, Boston, Massachusetts 02116. The following table describes the approximate building areas in square feet, principal uses and the years of expiration on leased premises of our significant operating properties as of December 31, 2013. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration year	Approximate area	Principal use of space	Segment used by
Owned Premises:
Indianapolis, Indiana	Owned	491,779	Warehouse	All segments
Troy, Missouri	Owned	575,000	Office and warehouse	Education

Leased Premises:
Orlando, Florida	2019	250,842	Office	Education
Evanston, Illinois	2017	150,050	Office	Education
Rolling Meadows, Illinois	2015	112,014	Office	Education
Geneva, Illinois	2019	485,989	Office and warehouse	Education
Wilmington, Massachusetts	2015	22,102	Office	All segments
Boston, Massachusetts (Corporate office)	2017	328,686	Office	All segments
Portsmouth, New Hampshire	2019	25,145	Office	Education
New York, New York	2016	28,704	Office	Trade Publishing
Austin, Texas	2016	195,230	Office	Education
Dublin, Ireland	2025	39,944	Office	Education
Englewood, Colorado	2014	17,024	Office	Education
Orlando, Florida	2016	25,400	Warehouse	Corporate Records Center
Itasca, Illinois	2016	46,823	Warehouse	Education

In addition, we lease several other offices that are not material to our operations and, in some instances, are partially or fully subleased.

Item 3. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Market information. Our common stock has been listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “HMHC” since November 14, 2013. The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by NASDAQ.

2013	High	Low
Fourth Quarter (from November 14, 2013)	$18.73	$13.74

The closing price of our common stock on NASDAQ on March 14, 2014, was $19.70 per share.

Holders. As of March 14, 2014, there were approximately 135 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividends. We have never paid or declared any cash dividends on our common stock. At present, we intend to retain our future earnings, if any, to fund the operations and growth of our business. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our board of directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans. The equity compensation plan information set forth in Part III, Item 12 of this Annual Report is incorporated by reference herein.

Performance Graph. The graph below matches the cumulative return of holders of the Company’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite index, the Dow Jones Publishing Index and our Peer Group Index, which is comprised of Pearson PLC, Scholastic Corporation, K-12 Inc., and John Wiley & Sons, Inc. The graph assumes that the value of the investment in the Company’s common stock, in each index (including reinvestment of dividends) was $100 on November 14, 2013 and tracks it through March 3, 2014. All prices reflect closing prices on the last day of trading at the end of each period.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent sales of unregistered securities. There were no sales of our unregistered securities by us during the fourth quarter of 2013.

Use of Proceeds. On November 19, 2013, we completed an initial public offering of our common stock, pursuant to a Registration Statement on Form S-1, as amended (File No. 333- 190356), which became effective on November 13, 2013. The selling stockholders sold all 20,987,500 shares of common stock in the offering (which included the exercise in full of the underwriters’ over-allotment option). Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as joint book-running managers and the representatives of the underwriters, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC acted as book-runners, and Blackstone Advisory Partners L.P., BMO Capital Markets Corp., Piper Jaffray & Co., Stifel, Nicolaus & Company, Incorporated, CastleOak Securities, L.P. and Samuel A. Ramirez & Company, Inc. acted as co-managers for the offering. The shares of common stock were sold by the selling stockholders in the offering at a price of $12.00 per share, for aggregate gross proceeds before expenses to the selling stockholders of approximately $251.9 million. We paid the underwriting discounts and commissions attributable to the selling stockholders’ sale of common stock in the offering, which were $0.72 per share, for a total of approximately $15.1 million paid to the underwriters in underwriting fees and commissions. We did not receive any proceeds from the sale of common stock by the selling stockholders in the offering. Our other fees, costs and expenses in connection with the offering totaled approximately $4.5 million, making our total expenses in connection with the offering $19.6 million.

Item 6. Selected Financial Data

The following table summarizes the consolidated historical financial data of Houghton Mifflin Harcourt Company (Successor) and HMH Publishing Company (Predecessor) for the periods presented. We derived the consolidated historical financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (Successor) from our audited consolidated financial statements included in this Annual Report on Form 10-K. We derived the consolidated historical financial statement data as of December 31, 2011 and 2010 (Successor) and as of December 31, 2009 (Predecessor), for the periods March 10, 2010 to December 31, 2010 (Successor) and January 1, 2010 to March 9, 2010 (Predecessor) and for the year ended December 31, 2009 (Predecessor) from our audited consolidated financial statements for such years, which are not included in this Annual Report on Form 10-K. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data set forth in the following table should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	Successor				Predecessor
(in thousands, except share and per share data)	2013	Year Ended December 31,		March 10, 2010 to December 31, 2010	January 1, 2010 to March 9, 2010	Year Ended December 31, 2009
		2012	2011
Operating Data:
Net sales	$1,378,612	$1,285,641	$1,295,295	$1,397,142	$109,905	$1,562,415
Cost and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	585,059	515,948	512,612	559,593	45,270	586,159
Publishing rights amortization (1)	139,588	177,747	230,624	235,977	48,336	334,022
Pre-publication amortization (2)	121,715	137,729	176,829	181,521	37,923	242,045

Cost of sales	846,362	831,424	920,065	977,091	131,529	1,162,226
Selling and administrative	580,887	533,462	638,023	597,628	119,039	734,131
Other intangible asset amortization	18,968	54,815	67,372	57,601	2,006	28,857
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	9,000	8,003	1,674,164	103,933	4,028	953,587
Severance and other charges (3)	10,040	9,375	32,801	(11,243)	—	75,882
Gain on bargain purchase	—	(30,751)	—	—	—	—

Operating loss	(86,645)	(120,687)	(2,037,130)	(327,868)	(146,697)	(1,392,268)

Other Income (expense)
Interest expense	(21,344)	(123,197)	(244,582)	(258,174)	(157,947)	(860,042)
Other (loss) income, net	—	—	—	(6)	9	(631)
Loss on extinguishment of debt	(598)	—	—	—	—	—
Change in fair value of derivative instruments	(252)	1,688	(811)	90,250	(7,361)	46,401

Loss before reorganization items and taxes	(108,839)	(242,196)	(2,282,523)	(495,798)	(311,996)	(2,206,540)
Reorganization items, net (4)	—	(149,114)	—	—	—	—
Income tax expense	2,347	(5,943)	(100,153)	11,929	(220)	(61,393)

Net loss	$(111,186)	$(87,139)	$(2,182,370)	$(507,727)	$(311,776)	$(2,145,147)

Net loss per share from continuing operations—basic and diluted (5)	$(0.79)	$(0.26)	$(3.85)	$(0.90)	$(100,572.90)	$(691,982.90)

Net loss per share attributable to common stockholders—basic and diluted (5)	$(0.79)	$(0.26)	$(3.85)	$(0.90)	$(100,572.90)	$(691,982.90)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted (5)	139,928,650	340,918,128	567,272,470	567,272,470	3,100	3,100

Balance Sheet Data (as of period end):
Cash, cash equivalents and short-term investments	$425,349	$475,119	$413,610	$397,740		$94,002
Working capital	606,001	599,085	440,844	380,678		(547,333)
Total assets	2,910,386	3,029,584	3,263,903	5,257,155		5,295,149
Debt (short-term and long-term)	245,625	248,125	3,011,588	2,861,594		6,953,629
Stockholders’ equity (deficit)	1,850,276	1,943,701	(674,552)	1,517,828		(2,614,736)

	Successor				Predecessor
(in thousands, except share and per share data)	2013	Year Ended December 31,		March 10, 2010 to December 31, 2010	January 1, 2010 to March 9, 2010	Year Ended December 31, 2009
		2012	2011
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	157,203	104,802	132,796	182,966	$(41,296)	(207,385)
Investing activities	(168,578)	(295,998)	(195,300)	(232,122)	(25,616)	(155,099)
Financing activities	(4,075)	106,664	96,041	402,289	(150)	303,078

Other Data:
Capital expenditures:
Pre-publication capital expenditures (6)	126,718	114,522	122,592	96,613	22,057	138,440
Other capital expenditures	59,803	50,943	71,817	64,139	3,559	30,659
Pre-publication amortization	121,715	137,729	176,829	181,521	37,923	242,045
Depreciation and intangible asset amortization	220,264	290,693	356,388	342,227	61,242	438,577

(1)	Publishing rights are intangible assets that allow us to publish and republish existing and future works as well as create new works based on previously published materials and are amortized on an accelerated basis over periods estimated to represent the useful life of the content.
(2)	We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media and amortize such costs from the year of sale over five years on an accelerated basis.
(3)	Represents severance and real estate charges. The credit balance in 2010 relates to the reversal of certain charges recorded in prior periods due to a change in estimate.
(4)	Represents net gain associated with our Chapter 11 reorganization in 2012.
(5)	Gives retroactive effect to the Stock Split for all periods subsequent to our March 9, 2010 restructuring.
(6)	Represents capital expenditures for the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this annual report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Actual results and the timing of events may differ materially from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth under “Risk Factors” and elsewhere in this annual report. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading global provider of education solutions, delivering content, technology, services and media to over 50 million students in over 150 countries worldwide. We deliver our offerings to both educational institutions and consumers around the world. In the United States, we are the leading provider of K-12 educational content by market share. Furthermore, since 1832, we have published trade and reference materials, including adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award, all of which are generally known. We believe our long-standing reputation and well-known brands enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels.

Corporate History

Houghton Mifflin Harcourt Company was incorporated as a Delaware corporation on March 5, 2010, and was established as the holding company of the current operating group. The Company changed its name from HMH Holdings (Delaware), Inc. on October 22, 2013. Houghton Mifflin Harcourt was formed in December 2007 with the acquisition of Harcourt Education Group, then the second-largest K-12 U.S. publisher, by Houghton Mifflin Group. Houghton Mifflin Group was previously formed in December 2006 by the acquisition of Houghton Mifflin Publishers Inc. by Riverdeep Group plc. We are headquartered in Boston, Massachusetts.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and Trade Publishing. Our Education segment is our largest segment and represented approximately 88%, 88% and 90% of our total net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Our Trade Publishing segment represented approximately 12%, 12% and 10% of our total net sales for the years ended December 31, 2013, 2012 and 2011, respectively. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

Net Sales

We derive revenue primarily from the sale of print and digital textbooks and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services less revenue that will be deferred until future recognition, usually due to future deliverable products or functions and a provision for product returns.

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Twenty states, known as adoption states, approve and procure new basal programs usually every five to seven years on a state-wide basis, before individual schools or school districts are permitted to schedule the purchase of materials. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to nine year cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose.

A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for basal programs.

We also derive our Education segment net sales from the sale of summative, formative or in-classroom and diagnostic assessments to districts and schools in all 50 states. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular academic subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Additionally, our offerings include supplemental products that target struggling learners through comprehensive intervention solutions along with products targeted at assisting English language learners.

In international markets, our Education segment predominantly exports and sells K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America and the Caribbean. Our international sales team utilizes a global network of distributors in local markets around the world.

Our Trade Publishing segment sells works of fiction and non-fiction for adults and children, dictionaries and other reference works through physical and online retail outlets and book distributors, as well as through our e-commerce platform.

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards; and

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the transition to e-books and any resulting impact on market growth;

•	the publishing of bestsellers along with obtaining recognized authors; and

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year.

State or district per student funding levels, which closely correlate with state and local receipts from income, sales and property taxes, impact our sales as institutional customers are affected by funding cycles. Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials. Recently, total educational materials expenditures by institutions in the United States is rebounding in the wake of the economic recovery. Globally, education expenditures are projected to grow at 7% through 2018, according to GSV Asset Management.

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. Florida, California and Texas are all scheduled to adopt educational materials for certain subjects between 2013 and 2016, with Florida adopting reading in 2013, California having approved funding for a math adoption in 2014 and Texas having passed a budget in 2013 for the next two years. Other than California and Florida in 2008 through 2009 as a result of the U.S. economic recession, each of the states has increased the amount spent on educational materials in prior adoption years, and these states are scheduled to increase the amount spent in the upcoming adoption years. While we do not currently have contracts with these states for future years and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured over 50% of the market share in these states in the years that they adopt educational materials for various subjects.

Longer-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. According to NCES, student enrollments are expected to increase from 54.7 million in 2010, to over 58.0 million by the 2020 school year. Outside the United States, the global education market continues to demonstrate strong macroeconomic growth characteristics. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to UNESCO, rapid population growth has caused pre-primary enrollments to grow by 16.2% worldwide from 2007 to 2011. The global population is expected to be approximately 9.0 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

The digitalization of education content and delivery is also driving a substantial shift in the education market. As the K-12 educational market transitions to purchasing more digital solutions, our ability to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization in addition to our core educational content in a platform- and device-agnostic manner will provide new opportunities for growth.

Our Trade Publishing segment is heavily influenced by the U.S. and broader global economy, consumer confidence and consumer spending. As the economy continues to recover, both consumer confidence and consumer spending have increased and are at their highest level since 2008.

While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed rapidly over the past several years, as the industry evolves to embrace new technologies for developing, producing, marketing and distributing trade works. We continue to focus on the development of innovative new digital products which capitalize on our strong content, our digital expertise and the growing consumer demand for these products.

In the Trade Publishing segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films. Over the past several years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, Extremely Loud and Incredibly Close and The Time Traveler’s Wife have benefited in popularity due to movie releases and have subsequently resulted in increased trade sales. The second part of The Hobbit trilogy was released in December 2013 and the third part is scheduled to be released in July 2014.

We employ several pricing models to serve various customer segments, including institutions, consumers, other government agencies (e.g., penal institutions, community centers, etc.) and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

•	Pay-up-front: Customer makes a fixed payment at time of purchase and we provide a specific product/service in return;

•	Pre-pay Subscription: Customer makes a one-time payment at time of purchase, but receives a stream of goods/services over a defined time horizon; for example, we currently provide customers the option to purchase a multi-year subscription to textbooks where for a one-time charge, a new copy of the textbook is delivered to the customer each year for a defined time period. Pre-pay subscriptions to online textbooks are another example where the customer receives access to an online book for a specific period of time; and

•	Pay-as-you-go Subscription: Similar to the Pre-pay subscription, except that the customer makes periodic payments in a pre-described manner.

Cost of sales, excluding pre-publication and publishing rights

Cost of sales, excluding pre-publication and publishing rights, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content operations department. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content operations department. We also include amortization expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher gratis expense. A change in the sales mix of these products can impact consolidated profitability. As a percentage of net sales, cost of sales, excluding pre-publication amortization and publishing rights amortization, has remained relatively constant over the past several years, which is due to the largely variable nature of these costs. However, we expect cost of sales, excluding pre-publication and publishing rights, and our gross margins to be favorably impacted by increased digital sales as a percentage of overall net sales, which do not have any paper, printing and binding costs and are not impacted by inventory obsolescence.

Pre-publication amortization and publishing rights amortization

A publishing right is an acquired right which allows us to publish and republish existing and future works as well as create new works based on previously published materials. As part of our March 9, 2010 restructuring, we recorded an intangible asset for publishing rights and amortize such asset on an accelerated basis over the useful lives of the various copyrights involved. See Note 1 to our consolidated financial statements included elsewhere in this annual report. Our publishing rights amortization is expected to decline from the 2013 amount of $139.6 million, to approximately $105.6 million, $81.0 million and $61.4 million in 2014, 2015 and 2016, respectively.

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing consumer books, for which we generally expense such costs as incurred, and our assessment products, for which we use the straight-line amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative costs are variable costs such as commission expense, outbound transportation costs, sampling and depository fees, which are fees paid to state mandated depositories which fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions and advertising. We have reduced our selling and administrative expenses from 2011, largely through workforce reductions, facility closures and cost containment and efficiency measures. We expect our selling and administrative costs in dollars to increase as we invest in new growth initiatives and become a public company.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights and licenses. Our customer relationships, which constituted the largest component of the amortization expense over the past two years, pertained to our assessment customers and was fully amortized as of March 31, 2013. The existing software, content rights and licenses will be amortized over varying periods of 6 to 25 years. The expense for the year ending December 31, 2013 was $19.0 million, and we expect our expense to be $12.0 million and $12.2 million in 2014 and 2015, respectively.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts. Our interest expense for the year ended December 31, 2013 was $21.3 million.

Reorganization items, net

Our reorganization items, net represents expense and income amounts that were recorded to the statement of operations as a result of the bankruptcy proceedings. The amount is primarily attributed to cancellation of debt income net of related expenses and the elimination of deferred costs related to the cancelled debt. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence.

Chapter 11 Reorganization

On May 10, 2012, we entered into a Restructuring Support Agreement (the “Plan Support Agreement”) with consenting creditors holding greater than 74% of the principal amount of the then-outstanding senior secured indebtedness of the Company and with equity owners holding approximately 64% of the Company’s then-outstanding common stock. The consenting creditors agreed to support the Company’s Pre-Packaged Chapter 11 Plan of Reorganization (“Plan”).

On May 21, 2012 (the “Petition Date”), the U.S.-based entities that borrowed or guaranteed the debt of the Company (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (“Court”). The Debtors also concurrently filed the Plan, the Disclosure Statement in support of the Plan and filed various motions seeking relief to continue operations. Following the Petition Date, the Debtors operated their business as “debtors in possession” (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On June 22, 2012, the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Plan. The financial restructuring realized by the confirmation of the Plan was accomplished through a debt-for-equity exchange. The Plan deleveraged the Company’s balance sheet by eliminating the Company’s secured indebtedness in exchange for new equity in the Company. Existing stockholders, in their capacity as stockholders, received warrants for the new equity in the Company in exchange for the existing equity.

Subsequent to the Petition Date, the provisions in U.S. GAAP guidance for reorganizations applied to the Company’s financial statements while it operated under the provisions of Chapter 11. The accounting guidance did not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of our businesses are reported separately in our financial statements. All such expense or income amounts are reported in reorganization items in our consolidated statements of operations for the year ended December 31, 2012. The Company was not required to apply fresh-start accounting based on U.S. GAAP guidance for reorganizations due to the fact that the pre-petition holders who owned more than 50% of the Company’s outstanding common stock immediately before confirmation of the Plan received more than 50% of the Company’s outstanding common stock upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

Below is a summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Plan.

Equity Transactions

On June 22, 2012, pursuant to the Plan, all of the issued and outstanding shares of common stock of the Company, including all options, warrants or any other agreements to acquire shares of common stock of the Company that existed prior to the Petition Date, were cancelled and in exchange, holders of such interests received distributions pursuant to the terms of the Plan. The distributions received by holders of interests in our common stock prior to the petition date on June 22, 2012 pursuant to the terms of the Plan included adequate protection payments and conversion fees of approximately $60.1 million and $26.1 million, respectively. These amounts represent only the portion attributable to the existing stockholders prior to the petition date. There were $69.7 million of adequate protection payments and $30.3 million of conversion fee payments made in total. Following the emergence on June 22, 2012, the authorized capital stock of the Company consisted of (i) 380,000,000 shares of common stock, of which 140,044,400 shares of common stock were issued and 139,962,378 shares of common stock were outstanding at December 31, 2013, 7,368,314 shares of common stock were reserved for issuance upon exercise of warrants at December 31, 2013 and 16,329,870 shares of common stock were reserved for issuance upon exercise of certain awards at December 31, 2013 under the Management Incentive Plan (“MIP”) and (ii) 20,000,000 shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding at December 31, 2013.

On June 22, 2012, the Company issued an aggregate of 140,000,000 post-emergence shares of new common stock pursuant to the final Plan, of which 82,022 are treasury shares as of December 31, 2013, on a pro rata basis to the holders of the then-existing first lien term loan (the “Term Loan”), the then-existing first lien revolving loan facility (the “Revolving Loan”) and the 10.5% Senior Secured Notes due 2019 (the “10.5% Senior Notes”) as of the Petition Date. The Company issued the new common stock pursuant to Section 1145(a)(1) of the Bankruptcy Code.

Our new MIP became effective upon emergence. The MIP provides for grants of options and restricted stock at a strike price equal to or greater than the fair value per share of common stock as of the date of the grant and reserved for management and employees up to 10% of the new common stock of the Company. During 2013 and 2012, the Company granted to certain employees, including executive officers, stock options totaling 3,632,012 and 9,904,562 shares of the Company’s common stock, respectively. On June 22, 2012, in connection with our emergence from bankruptcy, we issued 9,251,462 stock options with an exercise price of $12.50. In November 2012, January 2013, February 2013, and March 2013, we issued a total of 1,674,714 stock options with an exercise price of $12.50 in each case. On July 25, 2013, we issued 2,422,398 stock options with an exercise price of $13.48. On August 15, 2013, we issued 28,000 stock options with an exercise price of $14.78. On September 13, 2013, we issued 40,000 stock options with an exercise price of $15.67. On November 14, 2013, we issued 100,000 stock options with an exercise price of $15.86. On December 16, 2013, we issued 20,000 stock options with an exercise price of $16.44. Each of the stock options granted have an exercise price equal to or greater than the fair value on the date of grant and generally vest over a three or four year period. During 2013 and 2012, we granted 221,802 and 44,400 restricted stock units, respectively, to independent directors and executive officers, which generally vest after one year. During the year ended December 31, 2013, there were 994,456 stock options that were forfeited. As of December 31, 2013, there were 3,565,950 shares of common stock underlying awards reserved for future issuance under the MIP.

Debt Transactions

On June 22, 2012, the Company’s creditors converted the Term Loan with an aggregate outstanding principal balance of $2.6 billion and the Revolving Loan with an aggregate outstanding principal balance of $235.8 million, and the outstanding $300.0 million principal amount of 10.5% Senior Notes to 100 percent pro rata ownership of the Company’s common stock, subject to dilution pursuant to the MIP and the exercise of the new warrants, and received $30.3 million in cash.

In connection with the Chapter 11 filing on May 22, 2012, the Company entered into a new $500.0 million senior secured credit facility, which converted into an exit facility on the effective date of the emergence from Chapter 11. This exit facility consists of a $250.0 million revolving credit facility, which is secured by the Company’s accounts receivable and inventory, and a $250.0 million term loan credit facility. The proceeds of the exit facility were used to fund the costs of the reorganization and are providing working capital to the Company since its emergence from Chapter 11.

A summary of the transactions affecting the Company’s debt balances is as follows (in thousands):

Debt balance prior to emergence from bankruptcy (including accrued interest)	$(3,142,234)
Exchange of debt for new shares of common stock	1,750,000
Elimination of debt discount and deferred financing fees	98,352
Adequate protection payments	69,701
Conversion fees	30,299
Professional fees	21,726

(Gain) loss on extinguishment of debt	$(1,172,156)

Results of Operations

Consolidated Operating Results for the Years Ended December 31, 2013 and 2012

(dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Dollar change	Percent Change
Net sales	$1,378,612	$1,285,641	$92,971	7.2%

Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	585,059	515,948	69,111	13.4%
Publishing rights amortization	139,588	177,747	(38,159)	(21.5)%
Pre-publication amortization	121,715	137,729	(16,014)	(11.6)%

Cost of sales	846,362	831,424	14,938	1.8%
Selling and administrative	580,887	533,462	47,425	8.9%
Other intangible asset amortization	18,968	54,815	(35,847)	(65.4)%
Impairment charge for intangible assets, pre-publication costs and fixed assets	9,000	8,003	997	12.5%
Severance and other charges	10,040	9,375	665	7.1%
Gain on bargain purchase	—	(30,751)	30,751	NM

Operating loss	(86,645)	(120,687)	(34,042)	(28.2)%

Other income (expense):
Interest expense	(21,344)	(123,197)	101,853	(82.7)%
Change in fair value of derivative instruments	(252)	1,688	(1,940)	NM
Loss on debt extinguishment	(598)	—	(598)	NM

Loss before reorganization items and taxes	(108,839)	(242,196)	133,357	(55.1)%
Reorganization items, net	—	(149,114)	149,114	NM
Income tax expense (benefit)	2,347	(5,943)	8,290	(139.5)%

Net loss	$(111,186)	$(87,139)	$(24,047)	27.6%

NM = not meaningful

Net sales for the year ended December 31, 2013 increased $93.0 million, or 7.2%, from $1,285.6 million for the same period in 2012, to $1,378.6 million. The increase was largely driven by $34.0 million of increased adoptions sales, primarily in Florida and Tennessee, due to new adoptions that did not exist in the prior year, together with $12.0 million of increased sales in the open territory market driven by a large sale to the New York City school district of our Go Math! product. Also benefitting sales for the year ended December 31, 2013 was an incremental $37.0 million of sales of intervention and professional development products, $12.0 million of higher international, professional services and assessment sales and $13.7 million additional net sales from our culinary product line. Additionally, we were able to increase sales in the private, parochial and charter school channel through an agreement with a reseller. The private, parochial and charter school channel incremental sales along with the sale of consumable backlist products sold to both other resellers and directly to customers, resulted in an increase of $16.0 million in 2013 as compared to 2012. We expect our 2014 sales in the private, parochial and charter school channel to be significantly lower from 2013 levels. However, we believe the increase in the adoption market will entirely offset the decrease in the private, parochial and charter school channel. Offsetting the above positive factors were lower residual sales of $13.0 million, which are typically lower in years of larger adoption sales; lower supplemental product sales due to an aging products, and $16.0 million of lower sales of learning management systems as we migrate to a new learning management system partner strategy.

Operating loss for the year ended December 31, 2013 decreased $34.0 million, or 28.2%, from a loss of $120.7 million for the same period in 2012, to a loss of $86.6 million, due primarily to the following:

•	a $90.0 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods and lower pre-publication spending over the past several years as compared to previous years.

•	Increased sales of $93.0 million, however, our cost of sales, excluding pre-publication and publishing rights amortization, as a percent of sales increased to 42.4% from 40.1% resulting in an approximate $31.7 million adverse impact on profitability. This increase was the result of a shift in our product mix impacting production costs by $7.5 million and royalty costs by $4.7 million. Additionally, our gratis costs were $12.1 million higher due to increased sales to adoption states and we incurred $10.2 million of higher depreciation on digital platforms. The net effect of the increased sales was an improvement of approximately $24 million on the operating loss from the prior year.

•	Offsetting the favorable impacts on our operating loss was a $47.4 million increase in selling and administrative costs primarily due to approximately $20 million of costs associated with our initial public offering in November 2013 and a $16.7 million increase in commission expense, a $5.3 million increase in stock compensation costs and a $8.3 million increase in sampling expenses in advance of the 2014 scheduled adoptions and transportation expenses associated with the increase in sales;

•	Partially offset by a $30.8 million gain on bargain purchase in 2012 that did not occur in 2013.

Interest expense for the year ended December 31, 2013 decreased $101.9 million, or 82.7%, to $21.3 million from $123.2 million for the same period in 2012, primarily as a result of our emergence from bankruptcy with substantially reduced debt.

Change in fair value of derivative instruments for the year ended December 31, 2013 unfavorably changed by $1.9 million from income of $1.7 million to an expense of $0.3 million. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro.

Income tax expense for the year ended December 31, 2013 increased $8.3 million from a tax benefit of $5.9 million for the year ended December 31, 2012, to a tax expense of $2.3 million. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 2.1% and (6.4)% for the year ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, we recorded no tax benefit on the year-to-date loss. The income tax expense of $2.3 million was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite lived intangibles, accrual of interest and penalties on uncertain tax positions and to a tax benefit allocated to continuing operations as a result of recording gains in other comprehensive income (loss). Similar to 2012, such gains provide a source of income that enables realization of the tax benefit of the current year’s loss in continuing operations.

The income tax benefit for the year ended December 31, 2012 was primarily due to a tax benefit allocated to continuing operations after considering the gain recorded in the second quarter of 2012 in additional paid-in capital as a result of the reorganization. This tax benefit in continuing operations was offset by the deferred tax liabilities associated with tax amortization on indefinite-lived intangibles, as well as expected foreign, state and local taxes.

Consolidated Operating Results for the Years Ended December 31, 2012 and 2011

(dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Dollar change	Percent Change
Net sales	$1,285,641	$1,295,295	$(9,654)	(0.7)%

Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	515,948	512,612	3,336	0.7%
Publishing rights amortization	177,747	230,624	(52,877)	(22.9)%
Pre-publication amortization	137,729	176,829	(39,100)	(22.1)%

Cost of sales	831,424	920,065	(88,641)	(9.6)%
Selling and administrative	533,462	638,023	(104,561)	(16.4)%
Other intangible asset amortization	54,815	67,372	(12,557)	(18.6)%
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	8,003	1,674,164	(1,666,161)	(99.5)%
Severance and other charges	9,375	32,801	(23,426)	(71.4)%
Gain on bargain purchase	(30,751)	—	30,751	NM

Operating loss	(120,687)	(2,037,130)	(1,916,443)	(94.1)%

Other income (expense):
Interest expense	(123,197)	(244,582)	(121,385)	(49.6)%
Change in fair value of derivative instruments	1,688	(811)	2,499	NM

Loss before reorganization items and taxes	(242,196)	(2,282,523)	(2,040,327)	(89.4)%
Reorganization items, net	(149,114)	—	149,114	NM
Income tax expense (benefit)	(5,943)	(100,153)	(94,210)	(94.1)%

Net loss	$(87,139)	$(2,182,370)	$(2,095,231)	(96.0)%

NM = not meaningful

Net sales for the year ended December 31, 2012 decreased $9.7 million, or 0.7%, from $1,295.3 million for the same period in 2011, to $1,285.6 million. The decrease was due to a $47.0 million decline in domestic education sales from the prior year. New adoption and open territory sales in the markets in which we compete were reduced from the prior year primarily due to known lower adoptions in 2012 of approximately $390.0 million, coupled with a continuing decline in the open territory market of approximately $120.0 million from the prior year. We believe the overall addressable adoption market was down approximately 23% and the open territory market was down approximately 8% when compared to the prior year. Offsetting a portion of the decline was a $31.4 million increase in our Trade Publishing sales primarily due to increased sales of a number of our best-selling titles and an increase in e-book sales.

Operating loss for the year ended December 31, 2012 decreased $1,916.4 million, or 94.1%, from a loss of $2,037.1 million for the same period in 2011 to a loss of $120.7 million, primarily due to a goodwill impairment charge recognized in 2011 of $1,442.5 million. The goodwill impairment was due to the carrying value of the Education reporting unit exceeding the implied fair value. Further, the increased loss in 2011 was also due to tradename and other impairments of $231.6 million. Other significant components of the decrease in operating loss were as follows:

•	a $104.5 million decrease in amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods and lower pre-publication spending over the past several years as compared to previous years;

•	a $104.6 million decrease in selling and administrative expenses related primarily to a reduction in labor related costs of $32.3 million; a reduction in variable expenses such as commissions and depository fees of $10.6 million associated with lower revenue; lower travel and entertainment expenses of $11.0 million; with the remaining $50.7 million attributed to lower fixed and discretionary expenses such as rent, bad debt and professional fees;

•	a $23.4 million decrease in severance and other charges, as 2011 included a significant executive and workforce realignment; and

•	a $30.8 million gain on bargain purchase associated with the acquisition of certain asset product lines for our Trade Publishing segment.

Interest expense for the year ended December 31, 2012 decreased $121.4 million, or 49.6%, from $244.6 million for the same period in 2011, to $123.2 million, primarily as a result of our emergence from bankruptcy with substantially reduced debt.

Change in fair value of derivative instruments for the year ended December 31, 2012 increased $2.5 million from an unrealized loss of $0.8 million for the same period in 2011, to an unrealized gain of $1.7 million. The increase was due to favorable euro currency fluctuations on our foreign exchange forward contracts.

Reorganization items, net for the year ended December 31, 2012 was $149.1 million. The amount represents expense and income amounts that were recorded to the statement of operations as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence.

Income tax benefit for the year ended December 31, 2012 decreased $94.2 million from a tax benefit of $100.2 million for the year ended December 31, 2011, to a tax benefit of $5.9 million. The full year effective tax rate for 2012 was 6.4% primarily due to a tax benefit allocated to continuing operations after considering the gain recorded in 2012 in equity as a result of the reorganization. Such gain serves as a source of income that enables realization of the tax benefit of the current year loss in continuing operations. This tax benefit in continuing operations is offset by the deferred tax liabilities associated with tax amortization on indefinite-lived intangibles as well as expected foreign, state and local taxes for 2012. The full year effective tax rate for 2011 was approximately 4.4% due to the deferred tax benefit resulting from the decrease in deferred tax liabilities associated with book impairments on indefinite-lived intangibles and goodwill.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA in addition to our GAAP results. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with one-time non-recurring costs such as severance, facility closure costs, and acquisition costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets and positive trends in Adjusted EBITDA are used as performance measures and to determine certain compensation of management. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net earnings in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net loss	$(111,186)	$(87,139)	$(2,182,370)
Interest expense	21,344	123,197	244,582
Provision (benefit) for income taxes	2,347	(5,943)	(100,153)
Depreciation expense	61,705	58,131	58,392
Amortization expense (1)	280,271	370,291	474,825
Non-cash charges—stock compensation	9,524	4,227	8,558
Non-cash charges—gain (loss) on foreign currency and interest hedge	252	(1,688)	811
Non-cash charges—asset impairment charges	9,000	8,003	1,674,164
Purchase accounting adjustments (2)	11,460	(16,511)	22,732
Fees, expenses or charges for equity offerings, debt or acquisitions	23,540	267	3,839
Restructuring (3)	3,123	6,716	—
Severance separation costs and facility closures (4)	13,040	9,375	32,818
Reorganization items, net (5)	—	(149,114)	—
Debt extinguishment loss	598	—	—

Adjusted EBITDA	$325,018	$319,812	$238,198

(1)	Includes pre-publication amortization of $121,715, $137,729 and $176,829 for the years ended December 31, 2013, 2012 and 2011 respectively.
(2)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs, that we were required to record as a direct result of the March 9, 2010 restructuring and the acquisitions for the years ended December 31, 2013, 2012 and 2011. 2012 includes a $30.8 million gain on the acquisition of a product line.
(3)	Represents restructuring costs (other than severance and real estate) such as consulting and realignment.
(4)	Represents costs associated with restructuring. Included in such costs are severance, facility integration (including inventory excess) and vacancy of excess facilities.
(5)	Represents net gain associated with our Chapter 11 reorganization in 2012.

Segment Operating Results

Results of Operations—Comparing Years Ended December 31, 2013 and 2012 and 2011

Education

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
				Dollar change	Percent change	Dollar change	Percent change
	2013	2012	2011
Net sales	$1,207,908	$1,128,591	$1,169,645	$79,317	7.0%	$(41,054)	(3.5)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	476,488	424,205	438,265	52,283	12.3%	(14,060)	(3.2)%
Publishing rights amortization	126,781	161,649	205,700	(34,868)	(21.6)%	(44,051)	(21.4)%
Pre-publication amortization	120,562	136,361	175,494	(15,799)	(11.6)%	(39,133)	(22.3)%

Cost of sales	723,831	722,215	819,459	1,616	0.2%	(97,244)	(11.9)%
Selling and administrative	452,561	438,503	515,200	14,058	3.2%	(76,697)	(14.9)%
Other intangible asset amortization	17,079	54,542	67,372	(37,463)	(68.7)%	(12,830)	(19.0)%
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	8,500	8,003	1,674,164	497	6.2%	(1,666,161)	(99.5)%

Operating income (loss)	$5,937	$(94,672)	$(1,906,550)	$100,609	106.3%	$(1,811,878)	(95.0)%

Adjustments from operating (loss) to Education segment Adjusted EBITDA
Depreciation expense	53,875	49,600	40,018	4,275	8.6%	9,582	23.9%
Amortization expense	264,422	352,552	448,566	(88,130)	(25.0)%	(96,014)	(21.4)%
Non-cash charges—asset impairment charges	8,500	8,003	1,674,164	497	6.2%	(1,666,161)	(99.5)%
Purchase accounting adjustments	10,449	14,240	22,732	(3,791)	(26.6)%	(8,492)	(37.4)%

Education segment Adjusted EBITDA	$343,183	$329,723	$278,930	$13,460	4.1%	$50,793	18.2%

Education segment Adjusted EBITDA as a % of net sales	28.4%	29.2%	23.8%

NM = not meaningful

Our Education segment net sales for the year ended December 31, 2013 increased $79.3 million, or 7.0%, from $1,128.6 million for the same period in 2012, to $1,207.9 million. The increase was largely driven by $34.0 million of increased adoptions sales, primarily in Florida and Tennessee, due to new adoptions that did not exist in the prior year, together with $12.0 million of increased sales in the open territory market driven by a large sale to the New York City school district of our Go Math! product. Also benefitting sales for the year ended December 31, 2013 was an incremental $37.0 million of sales of intervention and professional development products a long with $12.0 million of higher international, professional services and assessment sales. Additionally, we were able to increase sales in the private, parochial and charter school channel through an agreement with a reseller. The private, parochial and charter school channel incremental sales along with the sale of consumable backlist products sold to both other resellers and directly to customers resulted in an increase of $16.0 million in 2013 as compared to 2012. We expect our 2014 sales in the private parochial and charter school channel to be significantly lower from 2013 levels. However, we believe the increase in the adoption market will entirely offset the decrease in the private, parochial, and charter school channel. Offsetting the above positive factors were lower residual sales of $13.0 million, which are typically lower in years of larger adoption sales; lower supplemental product sales due to an aging products, and $16.0 million of lower sales of learning management systems as we migrate to a new learning management system partner strategy.

Our Education segment net sales for the year ended December 31, 2012, decreased $41.1 million, or 3.5%, from $1,169.6 million for the same period in 2011, to $1,128.6 million. The decrease was primarily due to a

$47.0 million decline in domestic education sales from the prior year. This was a result of our addressable new adoption and open territory sales being down from the prior year largely due to known lower adoptions in 2012 coupled with a continuing decline in the open territory market as a result of funding. The overall addressable adoption market was down approximately 23% when compared to the prior year and the open territory market was down approximately 8% from the prior year. While our Singapore Math product continues to outperform, certain other supplemental product sales were down due to aging products. The decrease was partially offset by the strength of our professional development services and reading intervention sales, which increased $20.5 million.

Our Education segment cost of sales for the year ended December 31, 2013, increased $1.6 million, or 0.2%, from $722.2 million for the same period in 2012, to $723.8 million. The increase was attributed to a $52.3 million increase in cost of sales, excluding pre-publication and publishing rights amortization. This increase was primarily due to $12.1 million of higher gratis costs due to increased sales to adoption states, which typically carry higher gratis, $5.0 million increase in production cost, $11.5 million increase in royalties associated with our product mix, $10.2 million of higher amortization on digital platforms, and $13.5 million due to the increase in sales volume. Offsetting the increase in cost of sales, excluding pre-publication and publishing rights amortization, was $50.7 million reduction in amortization expense related to publishing rights and pre-publication costs due to our use of accelerated amortization methods and lower pre-publication spending over the past several years as compared to previous years.

Our Education segment cost of sales for the year ended December 31, 2012, decreased $97.2 million, or 11.9%, from $819.5 million for the same period in 2011, to $722.2 million. The decrease was attributed to an $83.2 million reduction in amortization expense related to publishing rights and pre-publication costs due to our use of accelerated amortization methods and lower pre-publication spending over the past several years as compared to previous years. Additionally, cost of sales, excluding pre-publication and publishing rights amortization, decreased $14.1 million due to the lower costs associated with lower sales volume.

Our Education segment selling and administrative expense for the year ended December 31, 2013, increased $14.1 million, or 3.2%, from $438.5 million for the same period in 2012, to $452.6 million. The increase was due to an increase of $24.5 million in variable costs pertaining to commissions, transportation, samples and depository fees associated with higher sales and sales mix along with $3.9 million of higher technology and professional fees. Offsetting the increase in selling and administrative expenses was a reduction in labor related costs of $9.5 million related to reduced head count, and lower depreciation of $6.0 million.

Our Education segment selling and administrative expense for the year ended December 31, 2012, decreased $76.7 million, or 14.9%, from $515.2 million for the same period in 2011, to $438.5 million. The decrease was related primarily to a reduction in labor related costs of $21.7 million related to reduced head count, a reduction in variable expenses such as commissions and depository fees of $11.3 million associated with lower net sales; lower travel and entertainment expenses of $7.4 million; $26.9 million attributed to lower fixed and discretionary expenses such as rent, bad debt and professional fees; and lower depreciation of $9.4 million.

Our Education segment Adjusted EBITDA for the year ended December 31, 2013, increased $13.5 million, or 4.1%, from $329.7 million for the same period in 2012, to $343.2 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The impairment charge of $8.5 million pertains primarily to the write off of platforms and programs that will not be utilized in the future. The purchase accounting adjustments for both 2013 and 2012 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. The decrease in our Education segment Adjusted EBITDA as a percentage of net sales, from 29.2% of net sales for the year ended December 31, 2012 to 28.4% for the same period in 2013, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Our Education segment Adjusted EBITDA for the year ended December 31, 2012, increased $50.8 million, or 18.2%, from $278.9 million for the same period in 2011, to $329.7 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The impairment charge of $8.0 million in 2012 related to the write-down of programs and platforms that will not be utilized in the future and the impairment charge of $1,674.2 million in 2011 was primarily due to a goodwill impairment charge of $1,442.5 million with the remainder of the charge pertaining to intangible assets. The purchase accounting adjustments in both 2012 and 2011 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase price adjustments decrease each year. The increase in our Education segment Adjusted EBITDA, from 23.8% of net sales for the year ended December 2011 to 29.2% for the same period in 2012, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in segment Adjusted EBITDA.

Trade Publishing

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
				Dollar change	Percent change	Dollar change	Percent change
	2013	2012	2011
Net sales	$170,704	$157,050	$125,650	$13,654	8.7%	$31,400	25.0%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	105,571	91,743	74,347	13,828	15.1%	17,396	23.4%
Publishing rights amortization	12,807	16,098	24,924	(3,291)	(20.4)%	(8,826)	(35.4)%
Pre-publication amortization	1,153	1,368	1,335	(215)	(15.7)%	33	2.5%

Cost of sales	119,531	109,209	100,606	10,322	9.5%	8,603	8.6%
Selling and administrative	42,227	36,994	38,927	5,233	14.1%	(1,933)	(5.0)%
Other intangible asset amortization	1,889	273	—	1,616	591.9%	273	NM
Impairment charge for intangible assets	500	—	—	500	NM	—	—
Gain on bargain purchase	—	(30,751)	—	30,751	NM	(30,751)	NM

Operating Income (loss)	$6,557	$41,325	$(13,883)	$(34,768)	(84.1)%	$55,208	(397.7)%

Adjustments from operating Income (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	531	461	512	70	15.2%	(51)	(10.0)%
Amortization expense	15,849	17,739	26,259	(1,890)	(10.7)%	(8,520)	(32.4)%
Non-cash charges—asset impairment charges	500	—	—	500	NM	—	—
Purchase accounting adjustments	1,011	(30,751)	—	31,762	NM	(30,751)	NM

Trade Publishing segment Adjusted EBITDA	$24,448	$28,774	$12,888	$(4,326)	(15.0)%	$15,886	123.3%

Trade Publishing segment Adjusted EBITDA as a % of net sales	14.3%	18.3%	10.3%

NM = not meaningful

Our Trade Publishing segment net sales for the year ended December 31, 2013, increased $13.7 million, or 8.7%, from $157.0 million for the same period in 2012, to $170.7 million. The increase was attributed to additional net sales from the culinary product line in connection with our 2012 acquisition of certain assets as well as increases in the general interest and young readers products.

Our Trade Publishing segment net sales for the year ended December 31, 2012, increased $31.4 million, or 25.0%, from $125.7 million for the same period in 2011, to $157.1 million. The increase was primarily related to the increased popularity of certain titles as attributed to the theatrical releases of The Hobbit, Life of Pi and Extremely Loud and Incredibly Close, which drove increased book sales. Further, there was a continued increase in e-book sales driven by an overall growth in digital devices.

Our Trade Publishing segment cost of sales for the year ended December 31, 2013, increased $10.3 million, or 9.5%, from $109.2 million for the same period in 2012, to $119.5 million. The increase is primarily related to increased sales and a change in the sales mix offset by lower amortization expense of $3.3 million related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment cost of sales for the year ended December 31, 2012, increased $8.6 million, or 8.5%, from $100.6 million for the same period in 2011, to $109.2 million. The increase was attributed to an increase in cost of sales, excluding pre-publication and publishing rights amortization, of $17.4 million due to the higher costs associated with the increased sales. Offsetting the increase was an $8.8 million reduction in amortization expense related to publishing rights due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2013, increased $5.2 million, or 14.1%, from $37.0 million for the same period in 2012, to $42.2 million. The increase was primarily related to higher labor costs of $3.3 million, higher promotional expense of $1.0 million and $0.7 million of higher variable expenses for transportation fees and commissions associated with the increased sales.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2012, decreased $1.9 million, or 5.0%, from $38.9 million for the same period in 2011, to $37.0 million. The decrease was related primarily to lower fixed and discretionary expenses attributed to tighter cost management.

Our Trade Publishing segment Adjusted EBITDA for the year ended December 31, 2013, decreased $4.3 million, or 15.0%, from $28.8 million for the same period in 2012, to $24.4 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustment pertains to the step-up of acquired assets in November 2012 and the impairment pertains to the write-down to fair value of a certain tradename imprint. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 14.3% for the year ended December 31, 2013, which was down from 18.3% for the same period in 2012 due to the identified factors impacting, cost of sales and selling and administrative expenses after removing those items not included in segment adjusted EBITDA.

Our Trade Publishing segment Adjusted EBITDA for the year ended December 31, 2012, increased $15.9 million, or 123.3%, from $12.9 million for the same period in 2011, to $28.8 million. Our segment Adjusted EBITDA as a percentage of net sales increased to 18.3% in 2012 from 10.3% in 2011 primarily due to increased net sales. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, and purchase accounting adjustments. The purchase accounting adjustment is the gain on bargain purchase of $30.8 million associated with the acquisition of certain asset product lines for less than the fair value of the acquired assets. The increase in our Trade Publishing segment Adjusted EBITDA, from 10.3% of net sales for the year ended December 2011 to 18.3% for the same period in 2012, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

				2013 vs. 2012		2012 vs. 2011
	Year Ended December 31,			Dollar change	Percent change	Dollar change	Percent change
	2013	2012	2011
Net sales	$—	$—	$—	$—	NM	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	3,000	—	—	3,000	NM	—	NM
Publishing rights amortization	—	—	—	—	NM	—	NM
Pre-publication amortization	—	—	—	—	NM	—	NM

Cost of sales	3,000	—	—	3,000	NM	—	NM
Selling and administrative	86,099	57,965	83,896	28,134	48.5%	(25,931)	(30.9)%
Severance and other charges	10,040	9,375	32,801	665	7.1%	(23,426)	(71.4)%

Operating loss	$(99,139)	$(67,340)	$(116,697)	$(31,799)	(47.2)%	$49,357	(42.3)%

Adjustments from operating loss to Corporate and Other Adjusted EBITDA
Depreciation expense	7,299	8,070	17,862	(771)	(9.6)%	(9,792)	(54.8)%
Non-cash charges—stock compensation	9,524	4,227	8,558	5,297	125.3%	(4,331)	(50.6)%
Fees, expenses or charges for equity offerings, debt or acquisitions	23,540	267	3,839	23,273	NM	(3,572)	NM
Restructuring	3,123	6,716	—	(3,593)	(53.5)%	6,716	NM
Severance separation costs and facility closures	13,040	9,375	32,818	3,665	39.1%	(23,443)	(71.4)%

Corporate and Other Adjusted EBITDA	$(42,613)	$(38,685)	$(53,620)	$(3,928)	10.2%	$14,935	27.9%

NM= not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions. Additionally, 2011 included headcount associated with certain incubator initiatives which were terminated in the latter half of 2011, resulting in labor savings in 2012.

Our cost of sales for the Corporate and Other category for the year ended December 31, 2013 increased $3.0 million. The increase was attributed to a $3.0 million increase in inventory reserve associated with the closure of a warehouse, which from a segment perspective is considered Other.

Our selling and administrative expense for the Corporate and Other category for year ended December 31, 2013, increased $28.1 million, or 48.5%, from $58.0 million for the same period in 2012, to $86.1 million. The increase was attributed to a $5.3 million increase in equity compensation charges, and a $23.3 million increase which pertained to costs related to our initial public offering, along with acquisition related activity. Partially offsetting the increase in selling and administrative costs was $0.8 million of lower depreciation and a $2.7 million gain on an asset sale.

Our selling and administrative expense for the Corporate and Other category for the year ended December 31, 2012, decreased $25.9 million, or 30.9%, from $83.9 million for the same period in 2011, to $58.0 million. The decrease was attributed to $9.8 million in lower depreciation expense due to the completion of the depreciation on our ERP system coupled with lower labor related costs due to headcount reductions that occurred at the end of 2011.

Adjusted EBITDA for the Corporate and Other category for the year ended December 31, 2013, decreased $3.9 million, or 10.2%, from a loss of $38.7 million for the same period in 2012, to a loss of $42.6 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition related activity, restructuring costs, severance and facility costs. The increase in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Adjusted EBITDA for the Corporate and Other category for the year ended December 31, 2012, increased $14.9 million, from a loss of $53.6 million for the same period in 2011, to a loss of $38.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition related activity, restructuring costs, debt restructuring costs and severance and facility costs. The increase in our Adjusted EBITDA for the Corporate and Other category was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Adjusted EBITDA.

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year.

In the K-12 market, we typically receive payments for products and services from individual school districts, and, to a lesser extent, individual schools and states. In the Trade Publishing markets, payment is received for products and services from book distributors and retail booksellers. In the case of testing and assessment products and services, payment is received from the individually contracted parties.

Approximately 88% of our net sales for the year ended December 31, 2013 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Quarterly Results of Operations

(in thousands)	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Education segment	$133,369	$313,948	$451,326	$229,948	$126,827	$323,733	$504,585	$252,763
Trade Publishing segment	31,860	30,256	42,687	52,247	39,767	39,218	45,605	46,114

Net sales	165,229	344,204	494,013	282,195	166,594	362,951	550,190	298,877

Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	81,317	132,955	179,583	122,093	87,060	158,756	214,750	124,493
Publishing rights amortization	50,604	42,073	42,535	42,535	39,450	33,137	33,501	33,500
Pre-publication amortization	32,577	33,856	35,593	35,703	26,157	30,496	31,815	33,247

Cost of sales	164,498	208,884	257,711	200,331	152,667	222,389	280,066	191,240
Selling and administrative	138,849	141,603	139,410	113,600	130,236	133,467	156,592	160,592
Other intangible asset amortization	13,138	13,234	13,381	15,062	10,752	2,681	2,654	2,881
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	—	—	—	8,003	—	8,500	—	500
Severance and other charges	1,093	2,380	2,019	3,883	1,928	1,553	3,343	3,216
Gain on bargain purchase	—	—	—	(30,751)	—	—	—	—

Operating income (loss)	(152,349)	(21,897)	81,492	(27,933)	(128,989)	(5,639)	107,535	(59,552)

Other income (expense)
Interest expense	(66,800)	(43,033)	(6,900)	(6,464)	(5,907)	(5,678)	(5,041)	(4,718)
Change in fair value of derivative instruments	1,006	(194)	812	64	(530)	51	250	(23)
Loss on extinguishment of debt	—	—	—	—	—	(598)	—	—

Income (loss) before reorganization items and taxes	(218,143)	(65,124)	75,404	(34,333)	(135,426)	(11,864)	102,744	(64,293)
Reorganization items, net	—	(156,894)	—	7,780	—	—	—	—
Income tax expense (benefit)	7,204	(13,704)	8,466	(7,909)	1,955	2,402	(2,368)	358

Net income (loss)	$(225,347)	$105,474	$66,938	$(34,204)	$(137,381)	$(14,266)	$105,112	$(64,651)

During the fourth quarter of 2013, we recorded an out of period correction of approximately $5.7 million of additional net sales that was deferred and should have been recognized previously in 2011 ($4.5 million), 2012 ($0.9 million), and the first nine months of 2013 ($0.3 million). In addition, during 2013, we recorded approximately $2.6 million of incremental expense related to prior years. These out of period corrections had no impact on cash or debt covenants compliance. Management believes these out of period corrections are not material to the current period financial statements or any previously issued financial statements.

The fourth quarter of 2013 was positively impacted by an agreement with a reseller for product sales in private, parochial, and charter school markets. In the fourth quarter of 2012, a similar reseller agreement was agreed to for consumable backlist products. The net effect of these transactions was an increase in net sales of $40.0 million for the fourth quarter of 2013 as compared to the same period in 2012.

A gain on bargain purchase of $30.8 million was recorded in the fourth quarter of 2012. In addition, reorganization items of $156.9 million associated with our Chapter 11 reorganization were recorded in the second quarter of 2012.

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash and cash equivalents	$313,628	$329,078	$413,610
Short-term investments	111,721	146,041	—
Current portion of long-term debt	2,500	2,500	43,500
Long-term debt	243,125	245,625	2,968,088
Net cash provided by operating activities	157,203	104,802	132,796

On June 22, 2012, our creditors converted the First Lien Credit Agreement consisting of the Term Loan with an aggregate outstanding principal balance of $2.6 billion and the Revolving Loan with an aggregate outstanding principal balance of $235.8 million and the outstanding $300.0 million principal amount of 10.5% Senior Notes to 100 percent pro rata ownership of our common stock.

On May 22, 2012, we entered into a new $500.0 million senior secured credit facility, which was converted into an exit facility on the effective date of the emergence from Chapter 11. As a result, our existing senior secured credit facilities consist of a $250.0 million asset-based revolving credit facility and a $250.0 million term loan facility. The proceeds from the initial borrowings under the senior secured credit facilities were used to fund the costs of the reorganization and provide post-closing working capital to the Company.

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured credit facilities are guaranteed by the Company and each of its direct and indirect for profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Borrowings under the term loan facility are payable in equal quarterly amounts totaling 1.0% per annum of the original term loan facility amount prior to the maturity date of the term loan facility, with the remaining unpaid balance due and payable at maturity. No amortization payments are required with respect to the revolving credit facility.

The revolving credit facility is available based on a borrowing base comprised of eligible inventory and eligible receivables. Up to $40.0 million of the revolving credit facility is available for issuances of letters of credit. The amount of any outstanding letters of credit reduce availability under the revolving credit facility on a dollar for dollar basis.

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 4.25% per annum or the alternate base rate plus 3.25%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of December 31, 2013, the interest rate of the term loan facility was 5.25%. As of December 31, 2013, we had approximately $245.6 million outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $188.4 million of borrowing availability under our revolving credit facility and approximately $19.7 million of outstanding letters of credit as of December 31, 2013.

On January 15, 2014, we amended our term loan facility to, among other things, reduce the interest rates applicable to the loans under the term loan facility. As a result of the amendment, interest rates for loans under the term loan facility will be (i) the alternate base rate plus 2.25% per annum, a reduction from the alternate base rate plus 3.25% in effect prior to the amendment, and (ii) LIBOR plus 3.25% per annum, a reduction from LIBOR plus 4.25% in effect prior to the amendment.

The term loan facility contains financial covenants based on a defined EBITDA calculation requiring the Company, on a consolidated basis, to maintain a certain minimum interest coverage ratio and a certain maximum leverage ratio. The interest coverage ratio is 8.0 to 1.0 for fiscal quarters ending during 2013, and 9.0 to 1.0 for fiscal quarters ending thereafter. The maximum leverage ratio is 2.0 to 1.0 for fiscal quarters ending December 31, 2013 and thereafter. The revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $31.25 million and 15% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. We were in compliance with each of these covenants in the term loan facility as of December 31, 2013, and the minimum fixed charge coverage ratio was not applicable under the revolving credit facility. The senior secured credit facilities also contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

Our senior secured credit facilities contain customary events of default, subject to applicable grace periods, including for nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations or warranties in any material respect, cross default to material indebtedness, material monetary judgments, ERISA defaults, insolvency, actual or asserted invalidity of loan documents or material security and change of control.

We had $313.6 million of cash and cash equivalents and $111.7 million of short-term investments at December 31, 2013. We had $329.1 million of cash and cash equivalents and $146.0 million of short-term investments at December 31, 2012.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash provided by operating activities was $157.2 million for the year ended December 31, 2013, a $52.4 million increase from the $104.8 million provided by operating activities for the year ended December 31, 2012. The increase in cash provided by operating activities from 2012 to 2013 was primarily driven by lower interest of $101.9 million, a direct result of the substantial reduction in debt related to our Chapter 11 reorganization, offset by $22.1 million of less profitable operations, and by unfavorable net changes in operating assets and liabilities of $27.4 million. These changes were primarily as a result of unfavorable changes in accounts receivable of $113.9 million due to timing, unfavorable changes in inventory of $29.1 million and in other assets and liabilities of $0.1 million partially offset by favorable changes in deferred revenue of $55.3 million, as deferred revenue declined in 2012 as a result of the lower adoption market, which is the primary driver of deferred revenue, and accounts payable of $45.7 million due to the timing of payments, and favorable changes in severance of $14.7 million.

Net cash provided by operating activities was $104.8 million for the year ended December 31, 2012, a $28.0 million decrease from the $132.8 million provided by operating activities for the year ended December 31, 2011. The decrease in cash provided by operating activities from 2011 to 2012 was primarily due to two factors. The first factor was due to decreases in changes in operating assets and liabilities of $236.5 million, primarily consisting of unfavorable changes in deferred revenue, primarily driven by the adoption cycle, of $165.6 million, the timing of accounts payable of $63.1 million, $22.0 million of severance payments and $9.1 million of pension payments offset by favorable changes in accounts receivable of $28.2 million. The second factor impacting the year over year change in operating activities and offsetting a significant portion of the adverse changes in the operating assets and liabilities was $208.5 million of more profitable operations attributable primarily to lower interest expense of $121.4 million as a result of the substantial reduction in debt related to our Chapter 11 reorganization and a decrease in selling and administrative expenses by $104.6 million. The reduction in selling and administrative expenses was related primarily to a reduction in labor related costs of $32.3 million as a result of reduced head count, a reduction in variable expenses such as commissions and depository fees of $10.6 million associated with lower sales, lower travel and entertainment expenses of $11.0 million, along with lower fixed and discretionary expenses of $50.7 million. The selling and administrative savings were slightly offset by a year over year increase in the cost of sales, excluding pre-publication and publishing rights, as a percentage of net sales, which adversely impacted results by $7.2 million.

Investing activities

Net cash used in investing activities was $168.6 million for the year ended December 31, 2013, a decrease of $127.4 million from the $296.0 million used in investing activities for the year ended December 31, 2012. The decrease in cash investing expenditures is primarily attributed to an increase in net proceeds of $179.3 million from short-term investment activity, offset by a $21.1 million increase in additions to pre-publication costs and property, plant and equipment, primarily platforms. Although a portion of the increase is attributed to timing, there is a portion of the increase due to incremental spending as we prepare programs for an increase in upcoming adoptions over the next couple of years.

Net cash used in investing activities was $296.0 million for the year ended December 31, 2012, an increase of $100.7 million from the $195.3 million used in investing activities for the year ended December 31, 2011. The increase in cash expenditures for 2012 is primarily attributable to purchases of $165.6 million of short-term investments offset by reductions in capital expenditures of $28.9 million for property, plant, and equipment and pre-publication costs, and reductions in cash outlays over the prior year for acquisitions of $24.6 million.

Financing activities

Net cash used in financing activities was $4.1 million for the year ended December 31, 2013, a decrease of $110.7 million from the $106.7 million net cash provided by financing activities for the year ended December 31, 2012. We paid $2.5 million of principal payments in 2013 for our outstanding indebtedness under the term loan facility during 2013. During the year ended December 31, 2012, we received proceeds of $250.0 million in connection with the initial borrowings under our term loan facility. This amount was partially offset by our Chapter 11 reorganization costs and principal payments of long term debt of $12.7 million.

Net cash provided by financing activities was $106.7 million for the year ended December 31, 2012, an increase of $10.7 million from the $96.0 million net cash provided by financing activities for the year ended December 31, 2011. During 2012, in connection with our emergence from bankruptcy, we issued new term debt with proceeds of $250.0 million and we paid $104.0 million in restructuring costs and $26.6 million in deferred financing fees relating to the bankruptcy and new term debt. We also paid $10.9 million of principal payments on the debt existing prior to bankruptcy and three quarters of principal payments related to the new term debt totaling $1.9 million. During 2011, we issued secured notes with proceeds of $300.0 million and we paid $150.0 million to retire the 7.2% secured notes that matured on March 15, 2011. We also made principal payments on our long term debt totaling $43.5 million and paid approximately $10.5 million of fees in connection with the issuance of the $300.0 million principal amount of 10.5% Senior Notes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments, depreciation and amortization periods, recoverability of long-term assets such as property, plant and equipment, capitalized pre-publication costs, other identified intangibles, goodwill, deferred revenue, income taxes, pensions and other postretirement benefits, contingencies, litigation and purchase accounting. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Revenue Recognition

We derive revenue primarily from the sale of print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; license fees for book rights, content and software; and services that include test development, test delivery, test scoring, professional development, consulting and training as well as access to hosted content. Revenue is recognized only once persuasive evidence of an arrangement with the customer exists, the sales price is fixed or determinable, delivery of products or services has occurred, title and risk of loss with respect to products have transferred to the customer, all significant obligations, if any, have been performed, and collection is probable.

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. For these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) vendor-specific objective evidence of fair value (“VSOE”) if that exists, (ii) third-party evidence of selling price (“TPE”) when VSOE does not exist, or (iii) our best estimate of the selling price when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement, based on the selling price hierarchy. Non-software deliverables include print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including test development, test delivery, test scoring, professional development, consulting and training when those services do not relate to software deliverables. Software deliverables include software licenses, software maintenance and support services, professional services and training when those services relate to software deliverables.

For the non-software deliverables, we determine the revenue for each deliverable based on its relative selling price in the arrangement and we recognize revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for test delivery, test scoring and training is recognized when the service has been completed. Revenue for test development, professional development, consulting and training is recognized as the service is provided. Revenue for access to hosted interactive content is recognized ratably over the term of the arrangement.

For the software deliverables as a group, we recognize revenue in accordance with the authoritative guidance for software revenue recognition. As our software licenses are typically sold with maintenance and support, professional services or training, we use the residual method to determine the amount of software license revenue to be recognized.

Under the residual method, arrangement consideration of the software deliverables as a group is allocated to the undelivered elements based upon VSOE of those elements, with the residual amount of the arrangement fee allocated to and recognized as license revenue upon delivery, assuming all other revenue recognition criteria have been met. If VSOE of one or more of the undelivered services or other elements does not exist, all revenues of the software-deliverables arrangement are deferred until delivery of all of those services or other elements has occurred, or until VSOE of each of those services or other elements can be established.

As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale based on historical experience.

Shipping and handling fees charged to customers are included in net sales. Costs incurred for shipping and handling are included in cost of sales.

Deferred revenues represent amounts billed to customers or payments received from customers for which revenue has not been recognized. Deferred revenues primarily consist of gratis items, which are delivered free of charge to our customers, such as workbooks and online interactive digital content, digital and on-line learning components. Revenue is allocated to gratis items in a multiple-element arrangement based on their relative selling prices and such revenue is deferred and only recognized as the items are delivered. As our business model shifts to more digital and on-line learning components, our deferred revenue balance could increase.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. Reserves for book returns are based on historical return rates and sales patterns.

Inventories

Inventories are stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title level-basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs.

Pre-publication Costs

We capitalize pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing young readers and general interest books, for which we expense such costs as incurred, and our assessment products, for which we use the straight-line amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs for the years ended December 31, 2013, 2012 and 2011 were $121.7 million, $137.7 million and $176.8 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, pre-publication costs of $1.1 million, $0.4 million, $33.5 million, respectively, were deemed to be impaired. The impairment was included as a charge to the statement of operations in the impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets caption.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks and trade names, acquired publishing rights and customer relationships. Goodwill and indefinite-lived intangible assets (certain trade names) are not amortized but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Recoverability of goodwill and indefinite lived intangibles is evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of each reporting unit using discounted cash flow analysis, and make assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, we determine the fair value by asset, which is then compared to its carrying value to determine if the assets are impaired.

Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities. Consistent with prior years, we used an income approach to establish the fair value of the reporting unit as of October 1, 2013. As in prior years, we used the most recent five year strategic plan as the initial basis of our analysis.

We completed our annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2013, 2012, and 2011 and recorded a noncash impairment charge of $0.5 million, $5.0 million and $1,635.1 million for the years ended December 31, 2013, 2012, and 2011 respectively. The impairments principally related to two specific tradenames within the Trade Publishing segment in 2013 and one specific tradename within the Education segment in 2012, and goodwill and tradenames within the Education segment in 2011. The impairment charges resulted primarily from a decline in revenue from previously projected amounts as a result of the economic downturn and reduced educational spending by states and school districts. All impairment charges are included in operating income.

Publishing Rights

A publishing right is an acquired right which allows us to publish and republish existing and future works as well as create new works based on previously published materials. We determine the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. Acquired publication rights, as well as customer-related intangibles with definitive lives, are primarily amortized on an accelerated basis over periods ranging from three to 25 years.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is fully reserved.

Stock-Based Compensation

Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the fair value estimated for stock-based awards granted over the requisite service periods for the individual awards, which generally equal the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective estimates and assumptions. Historically, as a private company, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected life assumption is based on the simplified method for estimating expected term for awards. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Impact of Inflation and Changing Prices

Although inflation is currently well below levels in prior years and has, therefore, benefited recent results, particularly in the area of manufacturing costs, there are offsetting costs. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected. Prices for paper moderated during the last three years.

The most significant assets affected by inflation include pre-publication, other property, plant and equipment and inventories. We use the weighted average cost method to value substantially all inventory. We have negotiated favorable pricing through contractual agreements with our two top print and sourcing vendors, and from our other major vendors, which has helped to stabilize our unit costs, and therefore our cost of inventories sold. Our publishing business requires a high level of investment in pre-publication for our educational and reference works, and in other property, plant and equipment. We expect to continue to commit funds to the publishing areas through both internal growth and acquisitions. We believe that by continuing to emphasize cost controls, technological improvements and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

Covenant Compliance

As of December 31, 2013, we were in compliance with all of our debt covenants.

We are currently required to meet certain restrictive financial covenants as defined under our term loan facility and revolving credit facility. We have financial covenants primarily pertaining to interest coverage and maximum leverage ratios. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Contractual Obligations

The following table provides information with respect to our estimated commitments and obligations as of December 31, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Term loan facility due May 2018 (1)	$245,625	$2,500	$5,000	$238,125	$—
Interest payable on term loan facility due May 2018 (2)	45,913	10,586	20,850	14,477	—
Capital leases	4,975	1,953	3,022	—	—
Operating leases (3)	151,246	41,837	75,180	26,223	8,006
Purchase obligations (4)	83,802	43,842	37,054	926	1,980

Total cash contractual obligations	$531,561	$100,718	$141,106	$279,751	$9,986

(1)	The term loan facility amortizes at a rate of 1% per annum of the original $250.0 million amount.
(2)	As of December 31, 2013, the interest rate was 5.25%.
(3)	Represents minimum lease payments under non-cancelable operating leases.
(4)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, we have employee benefit obligations that require future payments. For example, we have made $13.0 million in cash contributions to our pension and postretirement benefit plans in 2013 and expect to make another $12.0 million of contributions in 2014 relating to our pension and postretirement benefit plans although we are not obligated to do so. We expect to periodically draw and repay borrowings under the revolving credit facility. We believe that we will be able to meet our cash interest obligations on our outstanding debt when they are due and payable.

Off-Balance Sheet Arrangement

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce our earnings and cash flow volatility resulting from shifts in market rates. As permitted, we may designate certain of these derivative contracts for hedge accounting treatment in accordance with authoritative guidance regarding accounting for derivative instruments and hedging activities. However, certain of these instruments may not qualify for, or we may choose not to elect, hedge accounting treatment and, accordingly, the results of our operations may be exposed to some level of volatility. Volatility in our results of operations will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period. Periodically we may enter into derivative contracts, including interest rate swap agreements and interest rate caps and collars to manage interest rate exposures, and foreign currency spot, forward, swap and option contracts to manage foreign currency exposures. The fair market values of all these derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Our policy is to deal with counterparties having a single A or better credit rating at the time of the execution. We manage credit risk through the continuous monitoring of exposures to such counterparties.

We continue to review liquidity sufficiency by performing various stress test scenarios, such as cash flow forecasting which considers hypothetical interest rate movements. Furthermore, we continue to closely monitor current events and the financial institutions that support our credit facility, including monitoring their credit ratings and outlooks, credit default swap levels, capital raising and merger activity.

As of December 31, 2013, we have $245.6 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $2.5 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We have no borrowings outstanding under the revolving credit facility at December 31, 2013. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of December 31, 2013 and December 31, 2012. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Houghton Mifflin Harcourt Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Houghton Mifflin Harcourt Company and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 27, 2014

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$313,628	$329,078
Short-term investments	111,721	146,041
Accounts receivable, net of allowance for bad debts and book returns of $40.6 million and $36.4 million, respectively	318,101	229,118
Inventories	182,194	197,613
Deferred income taxes	29,842	42,858
Prepaid expenses and other assets	16,130	13,731

Total current assets	971,616	958,439

Property, plant, and equipment, net	140,848	149,227
Pre-publication costs, net	269,488	256,202
Royalty advances to authors, net of allowance of $41.2 million and $26.2 million, respectively	46,881	48,247
Goodwill	531,786	520,088
Other intangible assets, net	919,994	1,067,052
Other assets	29,773	30,329

Total assets	$2,910,386	$3,029,584

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	105,012	86,416
Royalties payable	65,387	60,352
Salaries, wages, and commissions payable	29,945	34,730
Deferred revenue	113,042	124,216
Interest payable	55	87
Severance and other charges	15,531	18,290
Accrued postretirement benefits	2,141	2,342
Other liabilities	32,002	30,421

Total current liabilities	365,615	359,354

Long-term debt	243,125	245,625
Royalties payable	1,520	2,070
Long-term deferred revenue	184,121	171,105
Accrued pension benefits	24,405	48,714
Accrued postretirement benefits	23,860	27,231
Deferred income taxes	116,999	124,588
Other liabilities	100,465	107,196

Total liabilities	1,060,110	1,085,883

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 140,044,400 and 140,000,000 shares issued at December 31, 2013 and 2012, respectively; and 139,962,378 and 139,917,978 shares outstanding at December 31, 2013 and 2012, respectively	1,400	1,400
Treasury stock, 82,022 shares as of December 31, 2013 and 2012	—	—
Capital in excess of par value	4,750,589	4,741,065
Accumulated deficit	(2,888,422)	(2,777,236)
Accumulated other comprehensive income (loss)	(13,291)	(21,528)

Total stockholders’ equity	1,850,276	1,943,701

Total liabilities and stockholders’ equity	$2,910,386	$3,029,584

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations

(in thousands of dollars, except share and per share data)	Years Ended December 31,
	2013	2012	2011
Net sales	$1,378,612	$1,285,641	$1,295,295
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	585,059	515,948	512,612
Publishing rights amortization	139,588	177,747	230,624
Pre-publication amortization	121,715	137,729	176,829

Cost of sales	846,362	831,424	920,065
Selling and administrative	580,887	533,462	638,023
Other intangible asset amortization	18,968	54,815	67,372
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	9,000	8,003	1,674,164
Severance and other charges	10,040	9,375	32,801
Gain on bargain purchase	—	(30,751)	—

Operating loss	(86,645)	(120,687)	(2,037,130)

Other income (expense)
Interest expense	(21,344)	(123,197)	(244,582)
Change in fair value of derivative instruments	(252)	1,688	(811)
Loss on extinguishment of debt	(598)	—	—

Loss before reorganization items and taxes	(108,839)	(242,196)	(2,282,523)
Reorganization items, net	—	(149,114)	—
Income tax expense (benefit)	2,347	(5,943)	(100,153)

Net loss	$(111,186)	$(87,139)	$(2,182,370)

Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.26)	$(3.85)

Weighted average shares outstanding, basic and diluted	139,928,650	340,918,128	567,272,470

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands of dollars)	2013	2012	2011
Net loss	$(111,186)	$(87,139)	$(2,182,370)

Other comprehensive income (loss)
Foreign currency translation adjustments	404	(465)	(4,241)
Change in pension and benefit plan liability, net of tax expense of $4,977 and $85 for 2013 and 2012, respectively	7,846	2,378	(14,509)
Unrealized gain (loss) on short-term investments, net of tax	(13)	12	181

Other comprehensive income (loss), net of taxes	8,237	1,925	(18,569)

Comprehensive loss	$(102,949)	$(85,214)	$(2,200,939)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands of dollars)	2013	2012	2011
Cash flows from operating activities
Net loss	$(111,186)	$(87,139)	$(2,182,370)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on bargain purchase	—	(30,751)	—
Gain on sale of assets	(2,720)	—	(2,000)
Depreciation and amortization expense	341,979	428,422	532,996
Amortization of debt discount and deferred financing costs	4,797	24,584	46,249
Deferred income taxes (benefit)	(3,121)	(10,076)	(117,616)
Noncash stock-based compensation expense	9,524	6,254	8,559
Noncash issuance of warrants	—	10,747	—
Reorganization items	—	(179,024)	—
Loss on extinguishment of debt	598	—	—
Impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets	9,000	8,003	1,674,164
Change in fair value of derivative instruments	252	(1,688)	811
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(88,029)	25,826	(2,356)
Inventories	15,419	44,549	39,825
Accounts payable and accrued expenses	1,076	(44,594)	18,488
Royalties, net	5,851	9,478	5,778
Deferred revenue	702	(54,615)	110,993
Interest payable	(32)	4,912	18,013
Severance and other charges	(2,759)	(17,460)	4,570
Accrued pension and postretirement benefits	(15,057)	(19,710)	(10,568)
Other, net	(9,091)	(12,916)	(12,740)

Net cash provided by operating activities	157,203	104,802	132,796

Cash flows from investing activities
Proceeds from (deposits into) restricted cash accounts	—	26,495	16,751
Proceeds from sale of short-term investments	251,168	19,575	17,800
Purchases of short-term investments	(217,855)	(165,603)	—
Additions to pre-publication costs	(126,718)	(114,522)	(122,592)
Additions to property, plant, and equipment	(59,803)	(50,943)	(71,817)
Proceeds from sale of assets	4,825	—	150
Acquisition of intangible asset	—	—	(30,000)
Acquisition of business, net of cash acquired	(18,695)	(11,000)	(5,592)
Investment in preferred stock	(1,500)	—	—

Net cash (used in) provided by investing activities	(168,578)	(295,998)	(195,300)

Cash flows from financing activities
Proceeds from term loan	—	250,000	—
Payments of long-term debt	(2,500)	(12,750)	(43,500)
Payments of short-term debt	—	—	(150,000)
Proceeds from secured notes offering	—	—	300,000
Payments of deferred financing fees	—	(26,586)	(10,459)
Payment of capital restructuring costs	—	(104,000)	—
Payments of contingent consideration	(1,575)	—	—

Net cash (used in) provided by financing activities	(4,075)	106,664	96,041

Net (decrease) increase in cash and cash equivalents	(15,450)	(84,532)	33,537
Cash and cash equivalents
Beginning of period	329,078	413,610	380,073
Net (decrease) increase in cash and cash equivalents	(15,450)	(84,532)	33,537

End of period	$313,628	$329,078	$413,610

Supplementary disclosure of cash flow information
Income taxes paid	$1,220	$7,699	$2,825
Interest paid	17,595	92,481	180,647
Contingent consideration for acquisitions, (non cash)	—	—	1,081
Pre-publication costs included in accounts payable (non cash)	24,499	15,070	23,897
Property, plant, and equipment included in accounts payable (non cash)	6,162	3,659	1,984
Property, plant, and equipment acquired under capital leases (non cash)	4,289	4,799	—

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Deficit)

				Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)

(in thousands of dollars, except share information)	Common Stock		Treasury Stock				Total
	Shares	Par Value
Balance at December 31, 2010	567,272,470	$567	$—	$2,029,872	$(507,727)	$(4,884)	$1,517,828
Net loss	—	—	—	—	(2,182,370)	—	(2,182,370)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,569)	(18,569)
Stock compensation	—	—	—	8,559	—	—	8,559

Balance at December 31, 2011	567,272,470	$567	$—	$2,038,431	$(2,690,097)	$(23,453)	$(674,552)
Net loss	—	—	—	—	(87,139)	—	(87,139)
Other comprehensive income (loss), net of tax expense of $85	—	—	—	—	—	1,925	1,925
Issuance of common stock	140,000,000	1,400	—	1,748,600	—	—	1,750,000
Gain on debt-for-equity exchange, net of tax expense of $73,801	(567,272,470)	(567)	—	937,033	—	—	936,466
Issuance of warrants	—	—	—	10,747	—	—	10,747
Stock compensation	—	—	—	6,254	—	—	6,254
Addition of treasury stock, 82,022 shares	—	—	—	—	—	—	—

Balance at December 31, 2012	140,000,000	$1,400	$—	4,741,065	$(2,777,236)	$(21,528)	1,943,701
Net loss	—	—	—	—	(111,186)	—	(111,186)
Other comprehensive income (loss), net of tax expense of $4,977	—	—	—	—	—	8,237	8,237
Issuance of common stock	44,400	—	—	—	—	—	—
Stock compensation	—	—	—	9,524	—	—	9,524

Balance at December 31, 2013	140,044,400	$1,400	$—	$4,750,589	$(2,888,422)	$(13,291)	$1,850,276

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company, formerly known as HMH Holdings (Delaware), Inc. (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”), is a leading global provider of education solutions, delivering content, technology, services and media to over 50 million students in over 150 countries worldwide. We deliver our offerings to both educational institutions and consumers around the world. In the United States, we are the leading provider of K-12 educational content by market share. We believe that nearly every current K-12 student in the United States has utilized our content during the course of his or her education. As a result, we believe that we have an established reputation with these students that is difficult for others to replicate and positions us to continue to provide our broader content and services to serve their lifelong learning needs. We believe our long-standing reputation and well-known brands enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, since 1832, we have published trade and reference materials, including adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award, all of which are generally known.

The consolidated December 31, 2013 and 2012 financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of and for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

During the fourth quarter of 2013, we recorded an out of period correction of approximately $5.7 million of additional net sales that was deferred and should have been recognized previously in 2011 ($4.5 million), 2012 ($0.9 million), and the first nine months of 2013 ($0.3 million). In addition, during 2013, we recorded approximately $2.6 million of incremental expense related to prior years. These out of period corrections had no impact on cash or debt covenants compliance. Management believes these out of period corrections are not material to the current period financial statements or any previously issued financial statements.

Seasonality and Comparability

Our net sales, operating profit and operating cash flows are impacted by the inherent seasonality of the academic calendar. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year.

Schools make most of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three years, approximately 67% of consolidated net sales have historically been realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Chapter 11 Reorganization

On May 10, 2012, we entered into a Restructuring Support Agreement (“Plan Support Agreement”) with consenting creditors holding greater than 74% of the principal amount of the then-outstanding senior

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

secured indebtedness of the Company and with equity owners holding approximately 64% of the Company’s then-outstanding common stock. The consenting creditors agreed to support the Company’s Pre-Packaged Chapter 11 Plan of Reorganization (“Plan”). Pursuant to the Plan Support Agreement, the Company agreed to use its best efforts to (i) support and complete the restructuring and all transactions contemplated by the Plan, (ii) take any and all necessary and appropriate actions in furtherance of the restructuring contemplated under the Plan, (iii) complete the restructuring and all transactions contemplated under the Plan within set time-frames, (iv) obtain any and all required regulatory and/or third-party approvals for the restructuring, and (v) not directly or indirectly, seek, solicit, support, or engage in the negotiation or formulation of alternate plans of reorganization that were inconsistent with the reorganization as contemplated by the Plan Support Agreement.

On May 21, 2012 (the “Petition Date”), the U.S. based entities that borrowed or guaranteed the debt of the Company (collectively the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (“Court”). The Debtors also concurrently filed the Plan, the Disclosure Statement in support of the Plan and filed various motions seeking relief to continue operations. Following the Petition Date, the Debtors operated their business as “debtors in possession” (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Under Chapter 11, certain claims against us in existence before the Petition Date were stayed while we operated our business as a DIP, including any actions that might be commenced with regards to secured claims, although the holders of such claims had the right to move the Court for relief from the stay. Subsequent to the Petition Date, these claims were reflected in the balance sheet as liabilities subject to compromise. Secured claims were secured primarily by liens on the Company’s accounts receivable. Additional claims (liabilities subject to compromise) could have potentially arisen after the filing date resulting from rejection of executory contracts or from the determination by the Court (or agreed to by parties in interest).

On June 22, 2012, the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Plan. Ultimately, the Debtors did not reject any executory contracts during the bankruptcy case, and the Company continues to review and reconcile claims that were filed against it by creditors.

Stock Split and Name Change

The Board of Directors approved a 2-for-1 stock split of the Company’s common stock, which occurred on October 22, 2013. In addition, the Board of Directors and stockholders approved an increase to the number of authorized shares of preferred stock and common stock to 20,000,000 shares authorized and 380,000,000 shares authorized, respectively. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

On October 22, 2013, the Company changed its name from “HMH Holdings (Delaware), Inc.” to “Houghton Mifflin Harcourt Company.”

2.	Chapter 11 Reorganization Disclosures

As discussed in Note 1, the Company filed voluntary petitions for relief under Chapter 11. On June 21, 2012, the Bankruptcy Court entered an order confirming and approving the Plan for the Debtors. Subsequently, the Plan became effective and the transactions contemplated under the Plan were consummated on June 22, 2012.

Subsequent to the Petition Date, the provisions in GAAP guidance for reorganizations applied to the Company’s financial statements while it operated under the provisions of Chapter 11. The accounting

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

guidance did not change the application of GAAP in the preparation of financial statements. However, it does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of our businesses are reported separately in our financial statements. All such expense or income amounts are reported in reorganization items in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Summary of Emergence

On June 22, 2012, the Company successfully emerged from bankruptcy as a reorganized company pursuant to the Plan. The financial restructuring realized by the confirmation of the Plan was accomplished through a debt-for-equity exchange. The Plan deleveraged the Company’s balance sheet by eliminating the Company’s secured indebtedness in exchange for new equity in the Company. Existing stockholders, in their capacity as stockholders, received warrants for the new equity in the Company in exchange for the existing equity.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on June 22, 2012, the Company was not required to apply fresh-start accounting based on U.S. GAAP guidance for reorganizations due to the fact that the pre-petition holders who owned more than 50% of the Company’s outstanding common stock immediately before confirmation of the Plan received more than 50% of the Company’s outstanding common stock upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

Below is a summary of the significant transactions affecting the Company’s capital structure as a result of the effectiveness of the Plan.

Equity Transactions

On June 22, 2012, pursuant to the Plan, all of the issued and outstanding shares of common stock of the Company, including all options, warrants or any other agreements to acquire shares of common stock of the Company that existed prior to the Petition Date, were cancelled and in exchange, holders of such interests received distributions pursuant to the terms of the Plan. The distributions received by holders of interests in our common stock prior to the petition date on June 22, 2012 pursuant to the terms of the Plan included adequate protection payments and conversion fees of approximately $60.1 million and $26.1 million, respectively. These amounts represent only the portion attributable to the existing shareholders prior to the petition date. There were $69.7 million of adequate protection payments and $30.3 million of conversion fee payments made in total. Following the emergence on June 22, 2012, the authorized capital stock of the Company consists of (i) 380,000,000 shares of common stock, of which 140,044,400 shares of common stock are issued and 139,962,378 shares of common stock are outstanding at December 31, 2013, 7,368,314 shares of common stock are reserved for issuance upon exercise of warrants (which are exercisable at a price of $21.14) at December 31, 2013, and 16,329,870 shares of common stock are reserved for issuance upon exercise of certain awards to be issued by the Company at December 31, 2013 under the MIP (defined below) and (ii) 20,000,000 shares of preferred stock, $0.01 par value per share, of which no shares are issued and outstanding at December 31, 2013. There are no other outstanding obligations, warrants, options, or other rights to subscribe for or purchase from the Company any class of capital stock of the Company.

A new Management Incentive Plan (“MIP”) became effective upon emergence. The MIP provides for grants of options and restricted stock at a strike price equal to or greater than the fair value per share of common stock as of the date of the grant and reserved for management and employees up to 10% of the new common

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

stock of the Company. During the year ended December 31, 2013 and 2012, the Company granted to certain employees, including executive officers, stock options totaling 3,632,012 and 9,904,562 shares of the Company’s common stock, respectively. Each of the stock options granted have an exercise price equal to or greater than the fair value on the date of grant and generally vest over a three or four year period. During the year ended December 31, 2013 and 2012, we granted 221,802 and 44,400 restricted stock units, respectively, to independent directors and certain executive officers, which generally vest after one year. During the year ended December 31, 2013, there were 994,456 stock options that were forfeited. As of December 31, 2013, there are 3,565,950 shares of common stock underlying awards reserved for future issuance under the MIP.

Debt Transactions

On June 22, 2012, the Company’s creditors converted the First Lien Credit Agreement consisting of the then-existing first lien term loan (the “Term Loan”) with an aggregate outstanding principal balance of $2.6 billion and the then-existing first lien revolving loan facility (the “Revolving Loan”) with an aggregate outstanding principal balance of $235.8 million, and the outstanding $300.0 million principal amount of 10.5% Senior Secured Notes due 2019 (the “10.5% Senior Notes”) to 100 percent pro rata ownership of the Company’s common stock, subject to dilution pursuant to the MIP and the exercise of any existing common stockholder’s pro rata share of warrants to purchase 5% of the common stock of the Company pursuant to the Plan, and received $30.3 million in cash.

In connection with the Chapter 11 filing on May 22, 2012, the Company entered into a new $500.0 million senior secured credit facility (“DIP Facility”), which converted into an exit facility on the effective date of the emergence from Chapter 11. This exit facility consists of a $250.0 million revolving credit facility, which is secured by the Company’s accounts receivable and inventory, and a $250.0 million term loan credit facility. The proceeds from the initial borrowings under the term loan credit facility were used to fund the costs of the reorganization and provide post-closing working capital to the Company.

A summary of the transactions affecting the Company’s debt balances is as follows:

Debt balance prior to emergence from bankruptcy (including accrued interest)	$(3,142,234)
Exchange of debt for new common shares	1,750,000
Elimination of debt discount and deferred financing fees	98,352
Adequate protection payments	69,701
Conversion fees	30,299
Professional fees	21,726

(Gain) loss on extinguishment	$(1,172,156)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Reorganization Items

Reorganization items represent expense or income amounts that were recorded in the consolidated financial statements as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence. Approximately 86.2% of the (gain) loss on extinguishment was allocated to capital in excess of par value in the consolidated balance sheet based on the percentage of the Company’s creditors that converted their debt to equity who were also equityholders as of the date of the bankruptcy filing. The remaining portion of the (gain) loss on extinguishment of debt was allocated to reorganization items, net in the consolidated statement of operations based on the percentage of the Company’s creditors that converted their debt to equity who did not have a pre-existing equity ownership in the Company as of the date of the bankruptcy filing. The gain from reorganization items for the year ended December 31, 2012 were as follows:

	Total	Adjusted to Capital in excess of par value	Reorganization items, net
Debt to equity conversion	$(1,392,234)	$(1,199,549)	$(192,685)
Elimination of debt discount and deferred financing fees	98,352	84,740	13,612
Adequate protection payments	69,701	60,054	9,647
Conversion fees	30,299	26,106	4,193
Professional fees	21,726	18,381	3,345

(Gain) loss on extinguishment	(1,172,156)	(1,010,268)	(161,888)
Stock compensation	2,027	—	2,027
Issuance of warrants	10,747	—	10,747

Reorganization items, net	$(1,159,382)	$(1,010,268)	$(149,114)

Liabilities Subject to Compromise

Certain pre-petition liabilities and indebtedness were subject to compromise under the Plan and were reported at amounts allowed or expected to be allowed by the Court. A summary of liabilities subject to compromise reflected in the consolidated balance sheet as of May 21, 2012 is as follows:

May 21, 2012
$2,668,690 Term Loan due June 12, 2014	$2,570,815
$235,751 Revolving Loan due December 12, 2013	235,751
$300,000 10.5% senior secured notes due June 1, 2019	300,000
Accrued interest	35,668

Total	$3,142,234

As of December 31, 2013 and 2012, there were no liabilities subject to compromise.

All pre-petition claims were considered liabilities subject to compromise at May 21, 2012. As discussed above, the Term Loan, the Revolving Loan, the 10.5% Senior Notes, and the associated accrued interest were exchanged for new common stock in the Company. There were no other liabilities subject to compromise as of May 21, 2012. We honored other prepetition obligations, including employee wages and trade payables in the ordinary course of business.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

3.	Significant Accounting Policies

Principles of Consolidation

Our accompanying consolidated financial statements include the results of operations of the Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation of inventory, depreciation and amortization periods, recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles, goodwill, deferred revenue, income taxes, pensions and other postretirement benefits, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Revenue Recognition

We derive revenue primarily from the sale of print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; license fees for book rights, content and software; and services that include test development, test delivery, test scoring, professional development, consulting and training as well as access to hosted interactive content. Revenue is recognized only once persuasive evidence of an arrangement with the customer exists, the sales price is fixed or determinable, delivery of products or services has occurred, title and risk of loss with respect to products have transferred to the customer, all significant obligations, if any, have been performed, and collection is probable.

We enter into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the delivery of other elements. These multiple-deliverable arrangements may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. For these multiple-element arrangements, we allocate revenue to each deliverable of the arrangement based on the relative selling prices of the deliverables. In such circumstances, we first determine the selling price of each deliverable based on (i) vendor-specific objective evidence of fair value (“VSOE”) if that exists, (ii) third-party evidence of selling price (“TPE”) when VSOE does not exist, or (iii) our best estimate of the selling price when neither VSOE nor TPE exists. Revenue is then allocated to the non-software deliverables as a group and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement, based on the selling price hierarchy. Non-software deliverables include print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including test development, test delivery, test scoring, professional development, consulting and training when those services do not relate to software

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

deliverables. Software deliverables include software licenses, software maintenance and support services, professional services and training when those services relate to software deliverables.

For the non-software deliverables, we determine the revenue for each deliverable based on its relative selling price in the arrangement and we recognize revenue upon delivery of the product or service, assuming all other revenue recognition criteria have been met. Revenue for test delivery, test scoring and training is recognized when the service has been completed. Revenue for test development, professional development, consulting and training is recognized as the service is provided. Revenue for access to hosted interactive content is recognized ratably over the term of the arrangement.

For the software deliverables as a group, we recognize revenue in accordance with the authoritative guidance for software revenue recognition. As our software licenses are typically sold with maintenance and support, professional services or training, we use the residual method to determine the amount of software license revenue to be recognized. Under the residual method, arrangement consideration of the software deliverables as a group is allocated to the undelivered elements based upon VSOE of those elements, with the residual amount of the arrangement fee allocated to and recognized as license revenue upon delivery, assuming all other revenue recognition criteria have been met. If VSOE of one or more of the undelivered services or other elements does not exist, all revenues of the software-deliverables arrangement are deferred until delivery of all of those services or other elements has occurred, or until VSOE of each of those services or other elements can be established.

As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale based on historical experience.

Shipping and handling fees charged to customers are included in net sales. Costs incurred for shipping and handling are included in cost of sales.

Deferred revenues represent amounts billed to customers or payments received from customers for which revenue has not been recognized. Deferred revenues primarily consist of gratis items (which are delivered free of charge to our customers, such as workbooks and online digital content), digital and on-line learning components. Revenue is allocated to gratis items in a multiple-element arrangement based on their relative selling prices and such revenue is deferred and only recognized as the items are delivered. As our business model shifts to more digital and on-line learning components, our deferred revenue balance could increase.

Advertising Costs and Sample Expenses

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $8.0 million, $6.7 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sample expenses are charged to selling and administrative expenses when the samples are shipped.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value because of the short term maturity of these investments.

Short-term Investments

Short-term investments typically consist of marketable securities with maturities between three and twelve months at the balance sheet date. We have classified all of our short-term investments as available-for-sale at December 31, 2013 and 2012. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. Reserves for book returns are based on historical return rates and sales patterns.

Inventories

Inventories are stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title level-basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, or in the case of assets acquired in business combinations, at fair value as of the acquisition date, less accumulated depreciation. Equipment under capital lease is stated at fair value at inception of the lease, less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation on property, plant, and equipment is calculated using the straight-line method over the estimated useful lives of the assets or, in the case of assets acquired in business combinations, over their remaining lives. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property, plant, and equipment are as follows:

Estimated Useful Life
Building and building equipment	10 to 35 years
Machinery and equipment	2 to 15 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of useful life or lease term

Capitalized Internal-Use and External-Use Software

Capitalized internal-use and external-use software is included in property, plant and equipment on the consolidated balance sheets.

We capitalize certain costs related to obtaining or developing computer software for internal use. Costs incurred during the application development stage, including external direct costs of materials and services, and payroll and payroll related costs for employees who are directly associated with the internal-use software project, are capitalized and amortized on a straight-line basis over the expected useful life of the related software. The application development stage includes design of chosen path, software configuration and integration, coding, hardware installation and testing. Costs incurred during the preliminary stage, as well as maintenance, training and upgrades that do not result in additional functionality are expensed as incurred.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Certain computer software development costs for software that is to be sold or marketed are capitalized in the consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. We define the establishment of technological feasibility as a working model. Amortization of capitalized computer software development costs is provided on a product-by-product basis using the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product. The carrying amounts of computer software development costs are periodically compared to net realizable value and impairment charges are recorded, as appropriate, when amounts expected to be realized are lower.

We review internal and external software development costs for impairment. For the years ended December 31, 2013, 2012 and 2011, software development costs of $7.4 million, $2.6 million and $5.6 million, respectively, were impaired. All impairments were included as a charge to the statement of operations in the impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets caption.

Pre-publication costs

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). This policy is used throughout the Company, except for the Trade Publishing young readers and general interest books, which generally expenses such costs as incurred, and the assessment products, which uses the straight-line amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs for the years ended December 31, 2013, 2012 and 2011 were $121.7 million, $137.7 million and $176.8 million, respectively.

For the years ended December 31, 2013, 2012 and 2011 pre-publication costs of $1.1 million, $0.4 million, and $33.5 million respectively, were impaired. The impairment was included as a charge to the statement of operations in the impairment charge for goodwill, intangible assets, pre-publication costs and fixed assets caption.

Goodwill and indefinite-lived intangible assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks and trade names, acquired publishing rights and customer relationships. Goodwill and indefinite-lived intangible assets (certain trade names) are not amortized but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Recoverability of goodwill and indefinite lived intangibles is evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of each reporting unit using market approaches and also a discounted cash flow analysis, and make assumptions regarding future revenue, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, we determine the fair value by asset, which is then compared to its carrying value to determine if the assets are impaired.

Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities. Consistent with prior years, we used a combination of a market approach and income approach to establish the fair value of the reporting unit as of October 1, 2013. As in prior years, we used the most recent five year strategic plan as the initial basis of our analysis.

We completed our annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2013, 2012, and 2011 and recorded a noncash impairment charge of $0.5 million, $5.0 million and $1,635.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The impairments principally related to two specific tradenames within the Trade Publishing business in 2013, one specific tradename within the Education business in 2012, and goodwill and tradenames within the Education business in 2011. The impairment charges resulted primarily from a decline in revenue from previously projected amounts as a result of the economic downturn and reduced educational spending by states and school districts.

Publishing Rights

A publishing right is an acquired right that allows us to publish and republish existing and future works as well as create new works based on previously published materials. We determine the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. We calculate amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the remaining useful life. Acquired publication rights, as well as customer-related intangibles with definitive lives, are primarily amortized on an accelerated basis over periods ranging from three to 20 years.

Impairment of other long-lived assets

We review our other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair value is normally determined using a discounted cash flow model.

Severance

We accrue postemployment benefits if the obligation is attributable to services already rendered, rights to those benefits accumulate, payment of benefits is probable, and amount of benefit is reasonably estimated. Postemployment benefits include severance benefits.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Subsequent to recording such accrued severance liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities.

Royalty advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is fully reserved. Cash payments for royalty advances are included within cash flows from operating activities, under the caption “Royalties, net,” in our consolidated statements of cash flows.

Income taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and operating loss and tax credit carryforwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of interest expense limitations, as well as other temporary differences between financial and tax accounting. We establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against those deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

We also evaluate any uncertain tax positions and only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

Share-Based Compensation

Certain employees and or directors have been granted stock options and restricted stock awards in the Company’s common stock. Stock based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock volatility, the expected life of the options, risk-free interest rate and dividend yield for time-vested stock options and restricted stock. We recognize compensation cost on a straight-line basis over the awards’ vesting periods.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in the equity of an enterprise except those resulting from stockholder transactions. The amounts shown on the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss) relate to the cumulative effect of changes in pension liabilities, foreign currency translation gain and loss adjustments, and unrealized gains and losses on short-term investments.

Foreign Currency Translation

The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. Foreign currency denominated assets and liabilities are translated into United States dollars at current rates as of the balance sheet date and the revenue, costs and expenses are translated at the average rates established during each reporting period. Cumulative translation gains or losses are recorded in equity as an element of accumulated other comprehensive income.

Financial instruments

Derivative financial instruments are employed to manage risks associated with interest rate exposures and are not used for trading or speculative purposes. We recognize all derivative instruments, such as foreign exchange forward and option contracts, in our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. Changes in the fair value of derivatives not qualifying as hedges are reported in earnings. Our foreign exchange forward and option contracts did not qualify for hedge accounting because we did not contemporaneously document our hedging strategy upon entering into the hedging arrangements. There were no derivative instruments that qualified for hedge accounting during 2013 and 2012.

Treasury Stock

We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. Upon retirement the excess over par value is charged against capital in excess of par value.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Except where the result would be anti-dilutive, net loss per share is computed using the treasury stock method for the exercise of stock options. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2013, 2012 and 2011.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Recent Accounting Pronouncements

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted. We do not expect it to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance requiring disclosure of amounts reclassified out of accumulated other comprehensive income (loss) by component. The amendment also requires entities to present significant amounts by the respective line items of net income (loss), either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income (loss) in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income (loss) in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. This guidance was effective prospectively for annual and interim periods beginning January 1, 2013 and is related to presentation only. Our adoption of the guidance did not impact our consolidated financial statements.

4.	Acquisitions

On October 28, 2013, we completed the acquisition of Choice Solutions, Inc., which is an educational technology company focused on educational data science, analytics, integrated solutions, and professional services for a total purchase price of approximately $15.9 million, which consisted of cash at closing, subject to a closing working capital adjustment. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets, cash, other assets, other liabilities and deferred tax liabilities recorded as part of the acquisition totaled approximately $7.6 million, $10.4 million, $2.5 million, $0.8 million, $1.4 million and $4.0 million, respectively.

On April 10, 2013, we completed the acquisition of Tribal Nova, Inc., which is an educational technology company focused on the development of digital games, products and services for pre-school children for a total purchase price of approximately $7.3 million. The purchase price consisted of approximately $5.8 million of cash at closing and promissory notes due over two years totaling approximately $1.5 million, subject to a closing working capital adjustment which increased the amount due by approximately $0.1 million. The acquisition provides us with an increased capacity to create entertaining and innovative online educational games. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets, cash, other assets and other liabilities recorded as part of the acquisition totaled approximately $4.1 million, $1.6 million, $0.5 million, $1.7 million and $2.2 million, respectively.

The 2013 transactions were accounted for under the acquisition method of accounting. We allocated the purchase price to each of the assets and liabilities acquired at estimated fair values as of the acquisition date. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The financial results of each company acquired were included within our financial statements from their respective dates of acquisition. The acquisitions were not considered to be material for purposes of additional disclosure.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Prior Year Acquisitions

During 2012, we acquired certain asset product lines from a third party for a total purchase price of approximately $11.0 million, which was paid in cash at closing. The acquisition provides us with the copyrights, trademarks and intellectual property of the acquired product lines for our Trade Publishing segment. In connection with the acquisition, we entered into a transition services agreement whereby the third party provided certain transitional services to us for the acquired product lines. Since the fair value assigned to the net assets acquired exceeded the consideration paid, we recorded a $30.8 million gain on bargain purchase on the transaction in 2012. Intangible assets, author advances, and other assets recorded as part of the acquisition totaled approximately $30.4 million, $6.2 million, and $5.1 million, respectively.

During 2011, we reduced the accrued contingent consideration recorded for one of our 2010 acquisitions by $6.3 million, as we determined we would not be able to achieve certain EBITDA growth targets originally anticipated and required for future acquisition payments. In accordance with the accounting guidance relating to the subsequent remeasurement of contingent consideration, the amount was recorded as a decrease to the selling and administrative expenses caption in our statement of operations for the year ended December 31, 2011.

During 2011, we completed two acquisitions for a total purchase price of approximately $6.5 million, which is net of cash acquired. The purchase price consisted of approximately $5.6 million of cash at closing and $0.9 million of accrued contingent consideration. The acquisitions provide us with English as a second language course material for the international markets.

In connection with the purchase method of accounting, we allocated the purchase price to each acquisitions assets and liabilities assumed at estimated fair values as of the acquisition dates. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Goodwill and intangible assets recorded as part of the acquisitions totaled approximately $0 and $30.4 million in 2012 and $6.5 million and $0 in 2011, respectively. The financial results of each company acquired were included within our financial statements from their respective dates of acquisition. The acquisitions were not considered to be material for purposes of additional disclosure.

5.	Balance Sheet Information

Short-term Investments

The estimated fair value of our short-term investments classified as available for sale, is as follows:

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$111,721	$4	$(4)	$111,721

	$111,721	$4	$(4)	$111,721

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$146,029	$12	$—	$146,041

	$146,029	$12	$—	$146,041

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The contractual maturities of our short-term investments are one year or less.

Account Receivable

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Accounts receivable	$358,734	$265,477
Allowance for bad debt	(5,084)	(10,575)
Reserve for book returns	(35,549)	(25,784)

	$318,101	$229,118

Inventories

Inventories at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Finished goods	$177,017	$192,382
Raw materials	5,177	5,231

Inventory	$182,194	$197,613

Property, Plant, and Equipment

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2013 and 2012 were as follows:

	2013	2012
Land and land improvements	$4,717	$6,417
Building and building equipment	9,505	17,193
Machinery and equipment	15,223	9,485
Capitalized software	294,361	246,687
Leasehold improvements	27,961	26,006

	351,767	305,788
Less: Accumulated depreciation and amortization	(210,919)	(156,561)

Property, plant, and equipment, net	$140,848	$149,227

For the year ended December 31, 2013, 2012 and 2011, depreciation and amortization expense related to property, plant, and equipment were $61.7 million, $58.1 million and $58.4 million, respectively.

Property, plant, and equipment at December 31, 2013 included approximately $6.0 million acquired under capital lease agreements of which the majority is included in machinery and equipment. The future minimum lease payments required under non-cancelable capital leases as of December 31, 2013 is as follows: $2.0 million in 2014, $1.9 million in 2015, and $1.1 million in 2016.

Substantially all property, plant, and equipment are pledged as collateral under our Term Loan and Revolving Credit Facility.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net change in pension and benefit plan liability	$(10,818)	$(18,664)	$(21,042)
Foreign currency translation adjustments	(2,473)	(2,877)	(2,412)
Unrealized gain on short-term investments	—	13	1

	$(13,291)	$(21,528)	$(23,453)

Amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 relating to the amortization of defined benefit pension and postretirement benefit plans totaled approximately $0.6 million, $0.9 million and $0.1 million, respectively, and affected the selling and administrative line item in the consolidated statement of operations. These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$531,786	$—	$520,088	$—
Trademarks and tradenames	440,005	—	440,505	—
Publishing rights	1,180,000	(783,937)	1,180,000	(644,348)
Customer related and other	283,172	(199,246)	271,150	(180,255)

	$2,434,963	$(983,183)	$2,411,743	$(824,603)

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Balance at December 31, 2011	$520,088

Goodwill	1,962,588
Accumulated impairment losses	(1,442,500)

Balance at December 31, 2012	520,088

Goodwill	1,962,588
Accumulated impairment losses	(1,442,500)
Acquisitions	11,698

Balance at December 31, 2013	$531,786

We had goodwill of $531.8 million and $520.1 million at December 31, 2013 and 2012, respectively. The additions to goodwill relate to our acquisitions described in Note 4 of approximately $11.7 million for the year ended December 31, 2013. There was no goodwill impairment charge for the years ended December 31, 2013 and 2012. Impairment recorded for goodwill for the year ended December 31, 2011 was $1,442.5 million.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

In accordance with the provisions of the accounting standard for goodwill and other intangible assets, goodwill and certain indefinite-lived tradenames are not amortized. We recorded an impairment charge of approximately $0.5 million, $5.0 million, and $192.6 million for certain of our intangible assets at October 1, 2013, 2012, and 2011, respectively. Amortization expense for publishing rights and customer related and other intangibles were $158.6 million, $232.6 million and $298.0 million for the year ended December 31, 2013, 2012 and 2011, respectively.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Publishing Rights	Other Intangible Assets
2014	105,624	12,057
2015	81,007	12,346
2016	61,350	11,201
2017	46,238	10,080
2018	34,713	9,053
Thereafter	67,131	29,189

7.	Debt

As described in Note 2, pursuant to the Plan, the holders of the Company’s debt converted the First Lien Credit Agreement consisting of the Term Loan with an aggregate outstanding principal balance of $2.6 billion and the Revolving Loan with an aggregate outstanding principal balance of $235.8 million, and the outstanding $300.0 million principal amount of 10.5% Senior Notes to 100 percent pro rata ownership of the Company’s common stock.

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
$250,000 Term Loan due May 21, 2018 interest payable monthly	$245,625	$248,125

	245,625	248,125
Less: Current portion of long-term debt	2,500	2,500

Total long-term debt	$243,125	$245,625

Long-term debt repayments due in each of the next five years and thereafter is as follows:

Year
2014	2,500
2015	2,500
2016	2,500
2017	2,500
2018	235,625
Thereafter	—

$245,625

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

On May 24, 2013, we entered into Amendment No. 3 to the Term Loan Facility. Amendment No. 3 primarily reduced the term loan spread by 1.75% and reduced the LIBOR floor by 0.25% resulting in an overall decrease in the Term Loan Facility interest rate of 2.00%. The Term Loan Facility has a term of six years and the interest rate for borrowings under the Term Loan Facility is based on the borrowers’ election, LIBOR plus 4.25% per annum or the alternate base rate plus 3.25%. The LIBOR rate under the Term Loan Facility is subject to a minimum “floor” of 1.00%. As of December 31, 2013, the interest rate of the Term Loan Facility is 5.25%. During the year ended December 31, 2013, due to the change in syndication, we recorded a loss on debt extinguishment of approximately $0.6 million relating to the write off of capitalized deferred financing fees in accordance with the accounting guidance for debt modifications and extinguishments.

On May 22, 2012, we entered into a new $500.0 million DIP facility which was converted into an exit facility upon emergence from Chapter 11. This exit facility consists of a $250.0 million revolving credit facility (“Revolving Credit Facility”), which is secured by the Company’s accounts receivable and inventory, and a $250.0 million term loan credit facility (“Term Loan”). The Revolving Credit Facility has a term of five years and the interest rate is determined by a combination of LIBOR rate and average daily availability. No funds have been drawn on the Revolving Credit Facility as of December 31, 2012. The Term Loan has a term of six years and the interest rate is based on the LIBOR plus 6.0%. The actual LIBOR is subject to a minimum “floor” of 1.25%. The proceeds of the Term Loan were used to fund the costs of the reorganization and provide post-closing working capital to the Company.

On June 11, 2012 and June 20, 2012, respectively, we entered into Amendment No. 1 and Amendment No. 2 to the Term Loan. Amendment No. 1 modified definitions by reducing LIBOR from 1.50% to 1.25% along with a reduction in the interest rate from 6.25% to 6.0%. Amendment No. 2 related to administrative matters modifying the notice requirement, which enabled the Company to move from a DIP facility to an exit facility upon emergence from bankruptcy.

On June 20, 2012, we entered into Amendment No. 1 and Amendment No. 2 to our Revolving Credit Facility. Amendment No. 1 modified definitions relating to administrative matters releasing our restricted cash of $26.5 million, which was collateralizing our letters of credit. Amendment No. 2 modified certain provisions of the agreement with regard to same day borrowing.

In 2012, the contractual interest exceeded the amount reported in the statement of operations by $19.2 million as interest ceased accruing on the Term Loan, Revolving Loan and 10.5% Senior Notes at the date of the bankruptcy filing.

Loan Covenants

We are required to meet certain restrictive financial covenants as defined under our Term Loan and Revolving Credit Facility. We have financial covenants pertaining to interest coverage, maximum leverage, and fixed charge ratios. The interest coverage ratios are set forth as follows: 8.0 to 1.0 for fiscal quarters ending during 2013, and 9.0 to 1.0 for fiscal quarters ending thereafter. The maximum leverage ratios are set forth as follows: 2.0 to 1.0 for fiscal quarters ending December 31, 2013 and thereafter. The fixed charge ratio, which only pertains to the revolving credit facility and is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. As of December 31, 2013, we were in compliance with all of our debt covenants.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Loan Guarantees

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured credit facilities are guaranteed by the Company and each of its direct and indirect for profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Receivables Funding Agreement

On August 4, 2010, HM Receivables Co. II, LLC (“HMRC II”), a subsidiary of us, entered into a Receivables Funding and Administration Agreement (the “New Funding Agreement’), which established a $250.0 million revolving credit facility. The interest rate was LIBOR based. All accounts receivables were held in a subsidiary of HMH, HMRC II, which had entered into the aforementioned New Funding Agreement and amendments thereto. Total HMRCII receivables on December 31, 2011 were $302.1 million. As of December 31, 2011, $156.3 million of eligible receivables were pledged as collateral on the revolving credit facility, and the receivables have been sold by originating subsidiaries to HMRC II. The assets of HMRC II were not available to satisfy the obligations of our other subsidiaries. No LIBOR based rate was elected as of December 31, 2011 insofar as the HMRCII facility had no borrowings. In connection with the 2012 Chapter 11 Reorganization, HMRC II was terminated.

8.	Severance and Other Charges

2013

During the year ended December 31, 2013, $5.8 million of severance payments were made to employees whose employment ended in 2013 and prior years and $7.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $10.0 million to reflect additional costs for severance and revised estimates for office space no longer utilized in connection to our continuing strategic alignment of the business.

2012

During the year ended December 31, 2012, $19.2 million of severance payments were made to employees whose employment ended in 2012 and prior years and $7.6 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $9.4 million to reflect additional costs for severance and revised estimates for office space no longer utilized in connection to our continuing strategic alignment of the business.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

2011

On November 8, 2011, our Board of Directors approved a restructuring plan that was substantially implemented in the fourth quarter of 2011. The plan included workforce reductions of up to approximately 10% of the current workforce as part of an organizational realignment and a reduction of operating costs. Accordingly, a severance charge of $28.8 million was recorded in 2011 to reflect the workforce reductions due to our organizational realignment. For the year ended December 31, 2011, $18.3 million of severance payments were made to employees whose employment ended in 2011 and prior years.

In the year ended December 31, 2011, the vacant space accrual was increased $4.0 million primarily as a result of our exiting certain space. Additionally, during 2011, we paid $9.9 million of payments for excess space where our committed payment obligations exceeded the sublease income received.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2013
	Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2013
Severance costs	$2,142	$7,801	$(5,828)	$4,115
Other accruals	16,148	2,239	(6,971)	11,416

	$18,290	$10,040	$(12,799)	$15,531

	2012
	Severance/ restructuring accrual at December 31, 2011	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2012
Severance costs	$16,071	$5,284	$(19,213)	$2,142
Other accruals	19,679	4,091	(7,622)	16,148

	$35,750	$9,375	$(26,835)	$18,290

	2011
	Severance/ restructuring accrual at December 31, 2010	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2011
Severance costs	$5,587	$28,801	$(18,317)	$16,071
Other accruals	25,593	4,000	(9,914)	19,679

	$31,180	$32,801	$(28,231)	$35,750

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

9.	Income Taxes

The components of loss before taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
U.S.	$(80,969)	$(47,755)	$(2,187,025)
Foreign	(27,870)	(45,327)	(95,498)

Loss before taxes	$(108,839)	$(93,082)	$(2,282,523)

Total income taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Income tax expense (benefit)
U.S.	$1,496	$(7,045)	$(101,698)
Foreign	851	1,102	1,545

	$2,347	$(5,943)	$(100,153)

Significant components of the expense (benefit) for income taxes attributable to loss from continuing operations consist of the following:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Current
Foreign	$760	$1,102	$3,958
U.S.—Federal	—	—	—
U.S.—State and other	3,734	3,031	13,506

Total current	4,494	4,133	17,464
Deferred
Foreign	91	—	(2,413)
U.S.—Federal	(1,417)	(9,201)	(98,655)
U.S.—State and other	(821)	(875)	(16,549)

Total deferred	(2,147)	(10,076)	(117,617)

Income tax expense (benefit)	$2,347	$(5,943)	$(100,153)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The reconciliation of the income tax rate computed at the statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent items	2.4	3.7	0.1
Goodwill impairment	—	—	12.0
Transfer pricing adjustments	—	(0.1)	—
Reorganization expense	—	5.9	—
Bargain purchase gain	—	(11.6)	—
Foreign rate differential	6.0	10.3	1.0
State and local taxes	0.3	—	(0.4)
Increase in valuation allowance	28.4	20.4	17.9

Effective tax rate	2.1%	(6.4)%	(4.4)%

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2013	2012
Tax asset related to
Net operating loss and other carryforwards	$40,021	$40,358
Returns reserve/inventory expense	64,264	74,523
Pension and postretirement benefits	10,488	19,968
Deferred interest (1)	483,143	537,624
Deferred revenue	109,240	105,714
Deferred compensation	17,182	13,601
Other, net	21,163	18,927
Valuation allowance	(527,960)	(512,234)

	217,541	298,481
Tax liability related to
Intangible assets	(231,186)	(260,428)
Depreciation and amortization expense	(73,512)	(118,573)
Other, net	—	(1,210)

	(304,698)	(380,211)

Net deferred tax liabilities	$(87,157)	$(81,730)

(1)	The Deferred Interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current and prior years. The disallowed interest is able to be carried forward and utilized in future years pursuant to IRC Section 163(j)(1)(B). A full valuation allowance has been provided against deferred tax assets net of deferred tax liabilities, with the exception of deferred tax liabilities resulting from long lived intangibles.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The net deferred tax liability balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows:

	2013	2012
Current deferred tax assets	$29,842	$42,858
Noncurrent deferred tax liability	(116,999)	(124,588)

	$(87,157)	$(81,730)

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2010	$64,412

Additions based on tax positions related to the prior year	—
Additions based on tax positions related to the current year	—

Balance at December 31, 2011	$64,412

Reductions based on tax positions related to the prior year	(105)
Additions based on tax positions related to the current year	—

Balance at December 31, 2012	$64,307

Reductions based on tax positions related to the prior year	(1,984)
Additions based on tax positions related to the current year	—

Balance at December 31, 2013	$62,323

At December 31, 2013, we had $62.3 million of gross unrecognized tax benefits (excluding interest and penalties), of which $52.1 million, if recognized, would reduce the Company’s effective tax rate. We expect the amount of unrecognized tax benefit disclosed above not to change significantly over the next 12 months.

With a few exceptions, we are currently open for audit under the statute of limitation for Federal, state and foreign jurisdictions for years 2010 to 2013. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

We report penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. At December 31, 2013 and 2012, we had $8.3 million and $5.9 million, respectively, of accrued interest and penalties in the accompanying consolidated balance sheet.

On January 1, 2013, as part of the 2012 Chapter 11 Reorganization, we realized approximately $1.3 billion of cancellation of debt income. We have excluded cancellation of debt income of $1.3 billion from taxable income since HMH was insolvent (liabilities greater than the fair value of its assets) by this amount at the time of the exchange. Although we did not have to pay current cash taxes from this transaction, it reduced our tax attributes, such as net operating loss carryovers and tax credit carryovers and also reduced our tax basis of our assets to offset the $1.3 billion of taxable income that did not have to be recognized due to insolvency. As a result, our net operating losses and credit carryforwards were reduced on January 1, 2013, and a portion of our tax basis in our assets were reduced at that time.

As of December 31, 2013, we have approximately $7.3 million of Federal tax loss carryforwards, which will expire beginning in 2031 through 2033. In addition, we have foreign tax credit carryforwards of $0.9 million, which will expire through 2023.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Based on the our assessment of historical pre-tax losses and the fact that we did not anticipate sufficient future taxable income in the near term to assure utilization of certain deferred tax assets, the Company recorded a valuation allowance at December 31, 2013 and 2012 of $528.0 million and $512.2 million, respectively. We have increased our valuation allowance by $15.8 million in 2013 and decreased our valuation allowance by $310.3 million in 2012.

10.	Retirement and Postretirement Benefit Plans

Retirement Plan

We have a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers certain employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. We also have a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit as determined by the Internal Revenue Service. The nonqualified plan accrues benefits for the executive officers based on service and pay. Benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded. We use a December 31 date to measure the pension and postretirement liabilities. In 2007, both the qualified and nonqualified pension plans eliminated participation in the plans for new employees hired after October 31, 2007.

We also had a foreign defined benefit plan. On July 20, 2011, we entered into a bulk annuity policy with a third party which effectively terminated the foreign defined benefit plan. This policy covers all known plan beneficiaries and liabilities and represents a full transfer of the plan’s financial and longevity risk to the third party. The policy is held in the name of the plan trustees. This termination did not constitute a settlement of liability under applicable accounting guidance for pension plans. Following a full plan data cleansing, the bulk annuity policy is expected to be converted into individual annuity policies at which point the plan will be discharged of all future liability with respect to the plan beneficiaries. We anticipate the conversion to individual annuity policies along with the liability discharge to occur in the first half of 2014. The foreign defined benefit plan had benefit obligations of $14.9 million and $16.4 million as of December 31, 2013 and 2012, respectively. The plan had assets of $15.2 million and $16.6 million December 31, 2013 and 2012, respectively. Further, the plan had a net pension benefit asset of $0.3 million and $0.2 million, at December 31, 2013 and 2012, respectively. The foreign defined benefit plan is included in the accompanying table for all years presented.

During 2012, we amended the postretirement medical benefits plan resulting in the benefit contributions for certain participants to remain at the current year level for all future years. The result of the plan change was to reduce our accrued postretirement benefits liability by approximately $8.7 million with the offset to other comprehensive income in accordance with the accounting guidance for other postretirement defined benefit plans.

We are required to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and are required to recognize actuarial gains and losses and prior service costs and credits in other comprehensive income and subsequently amortize those items in the statement of operations. Further, we are required to use a measurement date equal to the fiscal year end.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of our plans as of and for the financial statement period ended December 31, 2013 and 2012:

	2013	2012
ABO at end of period	$191,519	$204,420
Change in PBO
PBO at beginning of period	$204,420	$196,898
Service cost	—	—
Interest cost on PBO	7,405	8,288
Plan settlements	(1,446)	—
Actuarial (gain) loss	(9,671)	8,860
Benefits paid	(9,424)	(10,136)
Exchange rates	235	510

PBO at end of period	$191,519	$204,420

Change in plan assets
Fair market value at beginning of period	$155,706	$132,408
Plan settlements	(1,446)	—
Actual return	11,540	15,669
Company contribution	10,615	17,168
Benefits paid	(9,424)	(10,136)
Exchange rates	123	597

Fair market value at end of period	$167,114	$155,706

Funded status	$(24,405)	$(48,714)

Amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012 consist of:

	2013	2012
Noncurrent liabilities	$(24,405)	$(48,714)

Additional year-end information for pension plans with ABO in excess of plan assets at December 31, 2013 and 2012 consist of:

	2013	2012
PBO	$176,585	$187,998
ABO	176,585	187,998
Fair value of plan assets	151,962	138,987

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of:

	2013	2012
Net gain (loss)	$(9,536)	$(21,102)

Accumulated other comprehensive income (loss)	$(9,536)	$(21,102)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at December 31, 2013 and 2012 are:

	2013	2012
Discount rate	4.6%	3.8%
Increase in future compensation	N/A	N/A

Net periodic pension cost includes the following components:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	7,405	8,288	9,120
Expected return on plan assets	(10,124)	(9,047)	(8,175)
Amortization of net (gain) loss	337	13	—

Net pension expense	(2,382)	(746)	945
Loss (gain) due to settlement	167	84	20

Net cost (gain) recognized for the period	$(2,215)	$(662)	$965

Significant actuarial assumptions used to determine net periodic pension cost at December 31, 2013, 2012 and 2011 are:

	2013	2012	2011
Discount rate	3.8%	4.4%	5.1%
Increase in future compensation	N/A	N/A	N/A
Expected long-term rate of return on assets	6.7%	6.7%	6.7%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. We regularly review the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 50% with equity managers, 40% with fixed income managers, 5% with real-estate investment trust managers and 5% with hedge fund managers. For 2014, we will use a 7.0% long-term rate of return for the Retirement Plan. We will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

Plan Assets

Plan assets for the U.S. tax qualified plans consist of a diversified portfolio of fixed income securities, equity securities, real estate, and cash equivalents. Plan assets do not include any of our securities. The U.S. pension plan assets are invested in a variety of funds within a Collective Trust (“Trust”). The Trust is a group trust designed to permit qualified trusts to comingle their assets for investment purposes on tax-exempt basis. The U.K pension plan assets are invested in a single bulk annuity policy with a third party.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Investment Policy and Investment Targets

The tax qualified plans consist of the U.S. pension plan and the U.K. pension scheme. It is our practice to fund amounts for our qualified pension plans at least sufficient to meet minimum requirements of local benefit and tax laws. The investment objectives of our pension plan asset investments is to provide long-term total growth and return, which includes capital appreciation and current income. The nonqualified noncontributory defined benefit pension plan is generally not funded. Assets were invested among several asset classes.

The percentage of assets invested in each asset class at December 31, 2013 and 2012 is shown below.

2013	Percentage
in Each
Asset Class	Asset Class
Equity	37.8%
Fixed income	43.7
Real estate investment trust	3.9
Annuity policies	8.9
Other	5.7

100.0%

2012	Percentage
in Each
Asset Class	Asset Class
Equity	40.7%
Fixed income	42.6
Real estate investment trust	3.9
Annuity policies	10.5
Other	2.3

100.0%

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Fair Value Measurements

The fair value of our pension plan assets by asset category and by level at December 31 were as follows:

	Year ended December 31, 2013	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash and cash equivalents	$1,619	$1,619	$—
Equity securities
U.S. equity	41,544	—	41,544
Non U.S. equity	20,156	—	20,156
Emerging markets equity	1,550	—	1,550
Fixed Income
Government bonds	20,230	—	20,230
Corporate bonds	38,050	—	38,050
Mortgage-backed securities	10,750	—	10,750
Asset-backed securities	700	—	700
Commercial Mortgage-Backed Securities	513	—	513
International Fixed Income	2,767	—	2,767
Alternatives
Real Estate	6,485	—	6,485
Hedge funds	7,017	—	7,017
Annuity policies	14,932	—	14,932
Other	801	—	801

	$167,114	$1,619	$165,495

	For the Year ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$1,123	$1,123	$—
Equity securities
U.S. equity	41,805	—	41,805
Non U.S. equity	19,945	—	19,945
Emerging markets equity	1,598	—	1,598
Fixed Income
Government bonds	19,914	—	19,914
Corporate bonds	34,511	—	34,511
Mortgage-backed securities	8,551	—	8,551
Asset-backed securities	506	—	506
Commercial Mortgage-Backed Securities	426	—	426
International Fixed Income	2,357	—	2,357
Alternatives
Real Estate	6,125	—	6,125
Annuity policies	16,423	—	16,423
Other	2,422	—	2,422

	$155,706	$1,123	$154,583

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We recognize that risk and volatility are present to some degree with all types of investments. However, high levels of risk are minimized through diversification by asset class, by style of each fund.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid.

Fiscal Year Ended	Pension
2014	18,398
2015	17,858
2016	18,440
2017	19,178
2018	10,265
2019—2023	49,503

Expected Contributions

We expect to contribute approximately $9.9 million in 2014; however, the actual funding decision will be made after the 2014 valuation is completed.

Postretirement Benefit Plan

We also provide postretirement medical benefits to retired full-time, nonunion employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of our plan as of and for the financial statement periods ended December 31, 2013 and 2012.

	2013	2012
Change in APBO
APBO at beginning of period	$29,573	$35,970
Service cost (benefits earned during the period)	222	250
Interest cost on APBO	1,275	1,087
Plan Amendments	—	(8,674)
Employee contributions	641	646
Actuarial (gain) loss	(2,513)	3,042
Benefits paid	(3,197)	(2,748)

APBO at end of period	$26,001	$29,573

Change in plan assets
Fair market value at beginning of period	$—	$—
Company contributions	2,556	2,102
Employee contributions	641	646
Benefits paid	(3,197)	(2,748)

Fair market value at end of period	$—	$—

Funded status	$(26,001)	$(29,573)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Amounts for postretirement benefits accrued in the consolidated balance sheets at December 31, 2013 and 2012 consist of:

	2013	2012
Current liabilities	$(2,141)	$(2,342)
Noncurrent liabilities	(23,860)	(27,231)

Net amount recognized	$(26,001)	$(29,573)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income at December 31, 2013 and 2012 consist of:

	2013	2012
Net gain (loss)	$(2,476)	$(5,298)
Prior service cost	6,257	7,638

Accumulated other comprehensive income (loss)	$3,781	$2,340

Weighted average actuarial assumptions used to determine APBO at year-end December 31, 2013 and 2012 are:

	2013	2012
Discount rate	4.7%	3.8%
Health care cost trend rate assumed for next year	7.1%	7.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

Net periodic postretirement benefit cost included the following components:

	2013	2012	2011
Service cost	$222	$250	$372
Interest cost on APBO	1,095	1,269	1,840
Amortization of unrecognized prior service cost	(1,381)	(1,035)	—
Amortization of net (gain) loss	309	—	—

Net periodic postretirement benefit expense	$245	$484	$2,212

Significant actuarial assumptions used to determine postretirement benefit cost at December 31, 2013, 2012 and 2011 are:

	2013	2012	2011
Discount rate	3.8%	4.5%	5.2%
Health care cost trend rate assumed for next year	7.4%	7.6%	7.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027	2027

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2013 and 2012 for the postretirement medical plan:

	2013	2012
One-percentage-point increase
Effect on total of service and interest cost components	$12	$23
Effect on postretirement benefit obligation	298	303
One-percentage-point decrease
Effect on total of service and interest cost components	(11)	(25)
Effect on postretirement benefit obligation	(190)	(276)

The following table presents the change in other comprehensive income, net of tax expense of $12.8 million, for the year ended December 31, 2013 related to our pension and postretirement obligations.

	Pension Plans	Postretirement Benefit Plan	Total
Sources of change in accumulated other comprehensive income (loss)
Net gain arising during the period	$(11,054)	$(2,513)	$(13,567)
Amortization of prior service credit	—	1,381	1,381
Amortization of net loss	(329)	(309)	(638)

Total accumulated other comprehensive Income (loss) recognized during the period	$(11,383)	$(1,441)	$(12,824)

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) over the next fiscal year.

	Total Pension Plans	Total Postretirement Plan

Prior service credit (cost)	$—	$1,381
Net gain (loss)	(7)	—

	$(7)	$1,381

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year Ended	Postretirement Plan

2014	$2,141
2015	2,074
2016	1,992
2017	1,953
2018	1,890
2019-2023	8,962

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Expected Contribution

We expect to contribute approximately $2.1 million in 2014.

Defined Contribution Retirement Plan

We maintain a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of our eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. As of July 1, 2010, we provided a matching contribution in amounts up to 1.5% of employee compensation and further increased to 3.0% of employee contribution effective May 2011. The 401(k) contribution expense amounted to $5.4 million, $4.9 million and $4.0 million for the years ended December 31, 2013, December 31, 2012 and 2011, respectively. We did not make any additional discretionary contributions in 2013, 2012 and 2011.

11.	Share-Based Compensation

Certain employees participate or participated in various equity plans of the Company which provide for the grant of stock options to employees and restricted stock to employees and independent members of the board of directors. The stock related to award forfeitures remains outstanding and may be reallocated to new recipients.

The vesting terms for equity awards generally range from 1 to 4 years over equal annual installments and generally expire seven years after the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture only upon voluntary termination or termination for cause, as defined. Total compensation expense related to stock option grants and restricted stock issuances recorded in the year ended December 31, 2013 was approximately $9.5 million and was recorded in selling and administrative expense. Total compensation expense related to stock option grants and restricted stock issuances recorded in the year ended December 31, 2012 was approximately $6.3 million of which approximately $4.3 million was recorded in selling and administrative expense and approximately $2.0 million was recorded in reorganization items, net. Total compensation expense related to stock option grants and restricted stock issuances recorded in the year ended December 31, 2011, was approximately $8.6 million and was recorded in selling and administrative expense.

Stock Options

The following tables summarize option activity for HMH employees in stock options for the periods ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2012	9,904,562	$12.50
Granted	3,632,012	13.32
Forfeited	(994,456)	12.51

Balance at December 31, 2013	12,542,118	$12.74

Options Exercisable at end of year	3,161,579	$12.51

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option as of the balance sheet date. The intrinsic value of options outstanding and exercisable was approximately $53.0 million and $14.1 million, respectively, at December 31, 2013. There was no intrinsic value of options outstanding and exercisable at December 31, 2012, and 2011.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Expected term (years) (a)	4.75	4.0	7.0
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility (b)	21.42%-24.55%	24.21%-26.54%	25.88%
Risk-free interest rate (c)	0.75%-1.71%	0.67%-0.76%	2.40%

(a)	The expected term is the number of years that we estimate that options will be outstanding prior to exercise.
(b)	We have estimated volatility for options granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of our own common stock.
(c)	The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

The accounting standard for stock-based compensation requires companies to estimate forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical forfeiture data coupled with and estimated derived forfeiture rate of peers.

As of December 31, 2013, there remained approximately $19.1 million of unearned compensation expense related to unvested stock options to be recognized over a weighted average term of 2.7 years.

The weighted average grant date fair value was $2.82, $2.76 and $1.26 for options granted in 2013, 2012 and 2011, respectively.

The following tables summarize information about stock options outstanding and exercisable under the plan at December 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding at December 31, 2013	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options Exercisable at December 31, 2013	Weighted Average Exercise Price

$12.50—16.44	12,542,118	2.5	$12.74	3,161,579	$12.51

	12,542,118	2.5	$12.74	3,161,579	$12.51

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Restricted Stock

The following table summarizes restricted stock activity for grants to certain executive employees and independent members of the board of directors in our restricted stock units:

	Numbers of Units	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	44,400	$12.50
Granted	221,802	14.11
Vested	(44,400)	12.50

Balance at December 31, 2013	221,802	$14.11

12.	Fair Value Measurements

The accounting standard for fair value measurements among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The accounting standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach: Amount that would be currently required to replace the service capacity of an asset (current replacement cost); and

(c)	Income approach: Valuation techniques to convert future amounts to a single present amount based on market expectations (including present value techniques).

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds, short-term investments which consist of U.S. treasury securities and U.S. agency securities, and foreign exchange forward and option contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

	2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique

Financial assets
Money market funds	$259,031	$259,031	$—	(a)
U.S. treasury securities	57,076	57,076	—	(a)
U.S. agency securities	54,645	—	54,645	(a)
Foreign exchange derivatives	222	—	222	(a)

	$370,974	$316,107	$54,867

	2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$299,918	$299,918	$—	(a	)
U.S. treasury securities	97,134	97,134	—	(a	)
U.S. agency securities	48,907	—	48,907	(a	)
Foreign exchange derivatives	475	—	475	(a	)

	$446,434	$397,052	$49,382

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $259.0 million and $299.9 million invested in money market funds as of December 31, 2013 and December 31, 2012, respectively, we had $54.6 million and $29.2 million of cash invested in bank accounts as of December 31, 2013 and December 31, 2012, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $24.1 million and $21.3 million at December 31, 2013 and December 31, 2012, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2013 and December 31, 2012, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2013 and 2012:

	2013	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$7,439	(b)
Pre-publication costs	—	—	1,061	(b)
Other intangible assets	4,200	4,200	500	(a)(c)

	$4,200	$4,200	$9,000

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,881	$1,881	$—	(c)

	$1,881	$1,881	$—

	2012	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$2,590	(b)
Pre-publication costs	7,160	7,160	413	(b)
Other intangible assets	—	—	5,000	(a)(c)

	$7,160	$7,160	$8,003

Nonfinancial liabilities
Other accruals	$4,091	$4,091	$—	(c)
Contingent consideration liability associated with acquisitions	5,055	5,055	—	(c)

	$9,146	$9,146	$—

Our nonfinancial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value.

We review software development costs, included within property, plant, and equipment, for impairment. For the year ended December 31, 2013 and 2012, software development costs of $7.4 million and $2.6 million, respectively, were impaired as the products will not be sold in the marketplace.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. For the years ended December 31, 2013 and 2012, pre-publication costs of $1.1 million and $0.4 million, respectively, were impaired as the programs will not be sold in the marketplace.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the years ended December 31, 2013 and 2012.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

cash flows, if reasonably estimable. There was a $0.5 million impairment recorded for the year ended December 31, 2013 relating to two specific tradename intangible assets. There was a $5.0 million impairment recorded for the year ended December 31, 2012 relating to one specific tradename intangible asset that was fully impaired. The fair value of goodwill and other intangible assets are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

Other accruals include restructuring charges which were valued using our internal estimates using a discounted cash flow model, and we have classified the other accruals as Level 3 in the fair value hierarchy.

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for 2013 and 2012:

Level 3 Inputs Liabilities
Balance at December 31, 2011	$6,577
Change in fair value of contingent consideration liability, included in selling and administrative expenses	308
Payments of contingent consideration liability	(1,830)

Balance at December 31, 2012	5,055
Change in fair value of contingent consideration liability, included in selling and administrative expenses	(1,599)
Payments of contingent consideration liability	(1,575)

Balance at December 31, 2013	$1,881

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at December 31, 2013 and December 31, 2012. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$250,000 Term loan	$245,625	$247,774	$248,125	$249,986

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy, at December 31, 2013 and, 2012. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

13.	Commitments and Contingencies

Lease Obligations

We have operating leases for various real property, office facilities, and warehouse equipment that expire at various dates through 2019. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

Operating Leases
2014	41,837
2015	41,046
2016	34,134
2017	15,192
2018	11,031
Thereafter	8,006

Total minimum lease payments	$151,246

Total future minimal rentals under subleases	$35,032

For the years ended December 31, 2013, 2012 and 2011 rent expense, net of sublease income, was $33.9 million, $38.0 million and $39.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the rent expense included a $2.2 million, $4.1 million and $3.5 million charge as additional real estate was vacated.

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $23.0 million and $11.7 million of performance related surety bonds for our operating activities as of December 31, 2013 and 2012, respectively. An aggregate of $19.7 million of letters of credit existed each year at December 31, 2013 and 2012 of which $2.4 million backed the aforementioned performance related surety bonds each year in 2013 and 2012.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of December 31, 2013 and December 31, 2012.

Concentration of Credit Risk and Significant Customers

As of December 31, 2013, two customers represented approximately $127.9 million, or 40.2%, of our accounts receivable balance. We believe that our accounts receivable credit risk exposure is limited and we

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

have not experienced significant write-downs in our accounts receivable balances. There is a payable by the company to one of the same customers in the amount of $4.6 million and there is a contractual right to offset with such customer.

As of December 31, 2012, one customer represented approximately $42.4 million, or 18.5%, of our accounts receivable balance. We closely monitor our accounts receivable and we have not historically experienced significant write-downs in our accounts receivable balances.

14.	Related Party Transactions

Debt-for-Equity Exchange

As discussed in Note 2, upon the Company’s emergence from Chapter 11 bankruptcy proceedings, holders of the Term Loan, Revolving Loan, and 10.5% Senior Notes were issued post-emergence shares of new common stock pursuant to the final Plan on a pro rata basis. Certain of these holders of the Term Loan, Revolving Loan, and 10.5% Senior Notes were also equity holders prior to the consummation of the Plan. The amount of the gain attributable to the debt to equity conversion, net of elimination of fees and other charges, of $1,010.3 million, which is associated to the holders of the Term Loan, Revolving Loan, and 10.5% Senior Notes that were also equity holders prior to the consummation of the Plan, was charged to capital in excess of par value.

Officer Separation Agreement

On May 7, 2011, the Company entered into a separation agreement with an executive of the Company. Under the terms on the agreement, the former executive agreed to act as a senior advisor to the Company for a year. For these services, the former executive received a consulting fee of $2.0 million and the potential to receive an additional $3.0 million in success fees predicated upon certain criteria. The success fee was fully earned and paid in October 2011.

15.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Numerator
Net loss attributable to common stockholders	$(111,186)	$(87,139)	$(2,182,370)

Denominator
Weighted average shares outstanding, basic and diluted	139,928,650	340,918,128	567,272,470
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.26)	$(3.85)

As we incurred a net loss in each of the periods presented above, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes our outstanding common stock equivalents that were anti-dilutive due to the net loss attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Stock options	10,921,049	6,609,382	26,040,310
Restricted stock units	166,928	141,086	276,708

16.	Segment Reporting

As of December 31, 2013, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on segment Adjusted EBITDA. We exclude from segment Adjusted EBITDA certain corporate related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be unusual and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges and restructuring related charges, as well as amortization expenses, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

(in thousands)	Year Ended December 31,			Total
	Education	Trade Publishing	Corporate/ Other
2013
Net sales	$1,207,908	$170,704	$—	$1,378,612
Segment adjusted EBITDA	343,183	24,448	(42,613)	325,018

2012
Net sales	$1,128,591	$157,050	$—	$1,285,641
Segment adjusted EBITDA	329,723	28,774	(38,685)	319,812

2011
Net sales	$1,169,645	$125,650	$—	$1,295,295
Segment adjusted EBITDA	278,930	12,888	(53,620)	238,198

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Total Segment Adjusted EBITDA	$325,018	$319,812	$238,198
Interest expense	(21,344)	(123,197)	(244,582)
Depreciation expense	(61,705)	(58,131)	(58,392)
Amortization expense	(280,271)	(370,291)	(474,825)
Stock compensation	(9,524)	(4,227)	(8,558)
Gain (loss) on derivative instruments	(252)	1,688	(811)
Asset impairment charges	(9,000)	(8,003)	(1,674,164)
Purchase accounting adjustments	(11,460)	16,511	(22,732)
Fees, expenses or charges for equity offerings, debt or acquisitions	(23,540)	(267)	(3,839)
Debt restructuring	(598)	—	—
Restructuring	(3,123)	(6,716)	—
Severance, separation costs and facility closures	(13,040)	(9,375)	(32,818)
Reorganization items, net	—	149,114	—

Loss from continuing operations before taxes	(108,839)	(93,082)	(2,282,523)

Provision (benefit) for income taxes	2,347	(5,943)	(100,153)

Net loss	$(111,186)	$(87,139)	$(2,182,370)

Segment information as of December 31, 2013 and 2012 is as follows:

(in thousands)
	2013	2012
Total assets—Education segment	$2,206,690	$2,259,324
Total assets—Trade Publishing segment	231,918	246,138
Total assets—Corporate and Other	471,778	524,122

	$2,910,386	$3,029,584

Schedule of long-lived assets as of December 31, 2013 and 2012 is as follows:

The following represents long-lived assets outside of the United States, which are substantially in Ireland. All other long-lived assets are located in the United States.

(in thousands)	2013	2012
Long-lived assets - International	$13,425	$22,996

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following is a schedule of net sales by geographic region:

(in thousands)
Year Ended December 31, 2013
Net sales—U.S.	$1,296,563
Net sales—International	82,049

Total net sales	$1,378,612

Year Ended December 31, 2012
Net sales—U.S.	$1,206,972
Net sales—International	78,669

Total net sales	$1,285,641

Year Ended December 31, 2011
Net sales—U.S.	$1,225,905
Net sales—International	69,390

Total net sales	$1,295,295

During 2013, the Company revised its net sales—U.S. and net sales—International reported amounts for 2012 and 2011. The previously reported amounts for 2012 net sales—U.S. and net sales—International were $1,223,852 and $61,789, respectively, and the previously reported amounts for 2011 net sales—U.S. and net sales—International were $1,240,807 and $54,488, respectively. The corrections had no impact on the income statement. Management believes these corrections are not material to the current period financial statements or any previously issued financial statements.

17.	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Charges to Revenues or Expenses and Additions	Utilization of Allowances	Balance at End of Year
2013
Allowance for doubtful accounts	$10,543	$2,261	$(7,720)	$5,084
Reserve for returns	25,784	58,290	(48,526)	35,548
Reserve for royalty advances	26,194	16,949	(1,895)	41,248
Deferred tax valuation allowance	512,234	15,726	—	527,960

2012
Allowance for doubtful accounts	$18,229	$2,113	$(9,799)	$10,543
Reserve for returns	25,614	44,213	(44,043)	25,784
Reserve for royalty advances	12,252	14,536	(594)	26,194
Deferred tax valuation allowance (1)	822,485	—	(310,251)	512,234

2011
Allowance for doubtful accounts	$10,249	$8,910	$(930)	$18,229
Reserve for returns	20,130	49,388	(43,904)	25,614
Reserve for royalty advances	4,164	8,328	(240)	12,252
Deferred tax valuation allowance	434,471	388,014	—	822,485

(1)	Deferred tax valuation allowance was reduced in connection with the accounting for emergence from bankruptcy in the year ended December 31, 2012.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

During 2013, the Company revised the rollforward of the reserve for royalty advances to the correct amounts disclosed above. The corrections had no impact on the balance sheet or income statement amounts. The December 31, 2012 ending reserve balance disclosed on the face of the balance sheet has been revised from $20.5 million to $26.2 million.

18.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013:
Net sales	$166,594	$362,951	$550,190	$298,877
Gross profit	13,927	140,562	270,124	107,637
Operating income (loss)	(128,989)	(5,639)	107,535	(59,552)
Net income (loss)	(137,381)	(14,266)	105,112	(64,651)
2012:
Net sales	$165,229	$344,204	$494,013	$282,195
Gross profit	731	135,320	236,302	81,864
Operating income (loss)	(152,349)	(21,897)	81,492	(27,933)
Reorganization items, net	—	(156,894)	—	7,780
Net income (loss)	(225,347)	105,474	66,938	(34,204)

During the fourth quarter of 2013, we recorded an out of period correction of approximately $5.7 million of additional net sales that was deferred and should have been recognized previously in 2011 ($4.5 million), 2012 ($0.9 million), and the first nine months of 2013 ($0.3 million). In addition, during 2013, we recorded approximately $2.6 million of incremental expense related to prior years. These out of period corrections had no impact on cash or debt covenants compliance. Management believes these out of period corrections are not material to the current period financial statements or any previously issued financial statements.

The fourth quarter of 2013 was positively impacted by an agreement with a reseller for product sales in private, parochial, and charter school markets. In the fourth quarter of 2012, a similar reseller agreement was agreed to for consumable backlist products. The net effect of these transactions was an increase in net sales of $40.0 million for the fourth quarter of 2013 as compared to the same period in 2012.

Reorganization items, net for the year ended December 31, 2012 was $149.1 million. The amount represents expense and income amounts that were recorded to the statement of operations as a result of the bankruptcy proceedings. Reorganization items were incurred starting with the date of the bankruptcy filing through the date of bankruptcy emergence.

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year.

19.	Subsequent Events

On January 15, 2014, we entered into Amendment No. 4 to the Term Loan, which allowed for a reduction of the interest rate by 1.0%. The transaction will be accounted for under the accounting guidance for debt modifications and extinguishments. The Company is in the process of determining the accounting for the transaction.

On January 31, 2014, we granted 51,114 restricted stock units to certain executive officers and employees, which vest in equal installments over three years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item shall be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer or any person performing similar functions, which we post on our website in the “Corporate Governance” link located at: ir.hmhco.com. We intend to publish any amendment to, or waiver from, the Code of Conduct on our website. We will provide any person, without charge, a copy of such Code of Conduct upon written request, which may be mailed to 222 Berkeley Street, Boston, MA 02116, Attn: Corporate Secretary.

Item 11. Executive Compensation

The information required by this Item shall be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owner’s and Management and Related Stockholders Matters

The information required by this Item shall be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December  31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item shall be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item shall be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Prepackaged Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, Houghton Mifflin Holding Company, Inc., Houghton Mifflin, LLC, Houghton Mifflin Finance, Inc., Houghton Mifflin Holdings, Inc., HM Publishing Corp., Riverdeep Inc., A Limited Liability Company, Broderbund LLC, RVDP, Inc., HRW Distributors, Inc., Greenwood Publishing Group, Inc., Classroom Connect, Inc., Achieve! Data Solutions, LLC, Steck-Vaughn Publishing LLC, HMH Supplemental Publishers Inc., HMH Holdings (Delaware), Inc., Sentry Realty Corporation, Houghton Mifflin Company International, Inc., The Riverside Publishing Company, Classwell Learning Group Inc., Cognitive Concepts, Inc., Edusoft And Advanced Learning Centers, Inc. (incorporated herein by reference to Exhibit No. 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed November 19, 2013 (File No. 001-36166)).

4.1	Investor Rights Agreement, dated as of June 22, 2012, by and among HMH Holdings (Delaware), Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit No. 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

4.2	Amended and Restated Director Nomination Agreement, dated as of August 2, 2013, by and among the Company, Paulson Advantage Master Ltd., Paulson Advantage Plus Master Ltd., Paulson Advantage Select Master Fund Ltd., Paulson Credit Opportunities Master Ltd. and PP Opportunities Ltd. (incorporated herein by reference to Exhibit No. 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

4.3	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit No. 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

4.5	Warrant Agreement, dated as of June 22, 2012, among HMH Holdings (Delaware), Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

10.1†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan (incorporated herein by reference to Exhibit No. 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.2†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Stock Option Award Notice (incorporated herein by reference to Exhibit No. 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.3†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.4†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Non-Employee Grantee Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.5†	HMH Holdings (Delaware), Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit No. 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.6†	Employment Agreement, effective as of August 1, 2013, by and between HMH Holdings (Delaware), Inc. and Linda K. Zecher (incorporated herein by reference to Exhibit No. 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.7†	Employment Agreement, effective as of August 1, 2013, by and between HMH Holdings (Delaware), Inc. and Eric L. Shuman (incorporated herein by reference to Exhibit No. 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.8†	John Dragoon Offer Letter dated March 27, 2012 (incorporated herein by reference to Exhibit No. 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.9†	William Bayers Offer Letter dated April 10, 2007, as amended on May 14, 2009 (incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.10†	Bethlam Forsa Employment Agreement dated December 1, 2010 (incorporated herein by reference to Exhibit No. 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.11†	Form of Director Compensation Letter (incorporated herein by reference to Exhibit No. 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.12†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit No. 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.13	Superpriority Senior Secured Debtor-in-Possession and Exit Term Loan Credit Agreement, dated as of May 22, 2012 by and among HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.14	First Amendment to DIP/Exit Term Loan Credit Agreement, dated as of June 11, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.15	Letter Waiver and Amendment No. 2 to Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors thereto, and Citibank, N.A. as a lender (incorporated herein by reference to Exhibit No. 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.16	Term Facility Guarantee and Collateral Agreement, dated as of May 22, 2012, by and among the Company and HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiaries of HMH Holdings (Delaware), Inc. from time to time party thereto, and Citibank, N.A. as Collateral Agent. (incorporated herein by reference to Exhibit No. 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.17	Amendment No. 3 to Superpriority Senior Secured Debtor-in-Possession and Exit Term Loan Credit Agreement, and Amendment No. 1 to Term Facility Guarantee and Collateral Agreement, dated as of May 24, 2013, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.18	Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.19	First Amendment to DIP/Exit Revolving Loan Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.20	Second Amendment to DIP/Exit Revolving Loan Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.21	Revolving Facility Guarantee and Collateral Agreement, dated as of May 22, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiaries of HMH Holdings (Delaware), Inc. from time to time party thereto, and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit No. 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.22	Term Loan/Revolving Facility Lien Subordination and Intercreditor Agreement, dated as of May 22, 2012, by and among Citibank, N.A., as Revolving Facility Agent, and Citibank, N.A., as Term Facility Agent, HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, and the subsidiary guarantors named therein (incorporated herein by reference to Exhibit No. 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.23	Amendment No. 4 to the Superpriority Senior Secured Debtor-In-Possession and Exit Term Loan Credit Agreement, dated as of January 15, 2014, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as Subsidiary Guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2014 (File No. 001-36166)).

10.24†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.25†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and Eric Shuman (incorporated herein by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.26†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and William F. Bayers (incorporated herein by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.27†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and John Dragoon (incorporated herein by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.28†*	Mary Cullinane Offer Letter dated October 21, 2011

10.29†*	Lee R. Ramsayer Offer Letter dated January 25, 2012.

10.30†*	Brook M. Colangelo Offer Letter dated November 2, 2012.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

By:	/s/ Linda K. Zecher
Chief Executive Officer and Director

March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda K. Zecher Linda K. Zecher	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2014

/s/ Eric L. Shuman Eric L. Shuman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2014

/s/ Michael Dolan Michael Dolan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 27, 2014

/s/ Lawrence K. Fish Lawrence K. Fish	Chairman of the Board of Directors	March 27, 2014

/s/ Sheru Chowdhry Sheru Chowdhry	Director	March 27, 2014

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	March 27, 2014

/s/ Jill A. Greenthal Jill A. Greenthal	Director	March 27, 2014

/s/ John F. Killian John F. Killian	Director	March 27, 2014

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director	March 27, 2014

/s/ Jonathan F. Miller Jonathan F. Miller	Director	March 27, 2014

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	March 27, 2014