Form 10-Q
period 2014-03-31
Houghton Mifflin Harcourt Co
filed 2014-05-08
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36166

Houghton Mifflin Harcourt Company

(Exact name of registrant as specified in its charter)

Delaware	27-1566372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Berkeley Street

Boston, MA 02116

(617) 351-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2014 was 139,994,391.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; adverse or worsening economic trends or the continuation of current economic conditions; changes in consumer demand for, and acceptance of, our products; changes in competitive factors; offerings by technology companies that compete with our products; industry cycles and trends; conditions and/or changes in the publishing industry; changes or the loss of our key third-party print vendors; restrictions under agreements governing our outstanding indebtedness; changes in laws or regulations governing our business and operations; changes or failures in the information technology systems we use; demographic trends; uncertainty surrounding our ability to enforce our intellectual property rights; inability to retain management or hire employees; impact of potential impairment of goodwill and other intangibles in a challenging economy; decline or volatility of our stock price regardless of our operating performance; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$167,763	$313,628
Short-term investments	100,561	111,721
Accounts receivable, net of allowance for bad debts and book returns of $36.2 million and $40.6 million, respectively	260,247	318,101
Inventories	208,831	182,194
Deferred income taxes	29,402	29,842
Prepaid expenses and other assets	17,155	16,130

Total current assets	783,959	971,616
Property, plant, and equipment, net	135,522	140,848
Pre-publication costs, net	267,473	269,488
Royalty advances to authors, net of allowance of $44.7 million and $41.2 million, respectively	51,489	46,881
Goodwill	531,786	531,786
Other intangible assets, net	886,298	919,994
Other assets	26,109	29,773

Total assets	$2,682,636	$2,910,386

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	67,562	105,012
Royalties payable	50,403	65,387
Salaries, wages, and commissions payable	18,405	29,945
Deferred revenue	105,277	107,905
Interest payable	48	55
Severance and other charges	7,232	8,184
Accrued postretirement benefits	2,141	2,141
Other liabilities	28,923	32,002

Total current liabilities	282,491	353,131
Long-term debt	242,500	243,125
Royalties payable	—	1,520
Long-term deferred revenue	182,443	189,258
Accrued pension benefits	21,904	24,405
Accrued postretirement benefits	23,420	23,860
Deferred income taxes	117,506	116,999
Other liabilities	106,188	107,812

Total liabilities	976,452	1,060,110

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 140,076,413 and 140,044,400 shares issued at March 31, 2014 and December 31, 2013, respectively; 139,994,391 and 139,962,378 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1,400	1,400
Treasury stock, 82,022 shares as of March 31, 2014 and December 31, 2013	—	—
Capital in excess of par value	4,752,620	4,750,589
Accumulated deficit	(3,034,757)	(2,888,422)
Accumulated other comprehensive income (loss)	(13,079)	(13,291)

Total stockholders’ equity	1,706,184	1,850,276

Total liabilities and stockholders’ equity	$2,682,636	$2,910,386

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

(in thousands of dollars, except share and per share data)	Three Months Ended March 31,
	2014	2013
Net sales	$153,933	$166,594
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	92,648	87,060
Publishing rights amortization	30,751	39,450
Pre-publication amortization	28,974	26,157

Cost of sales	152,373	152,667
Selling and administrative	137,010	130,236
Other intangible asset amortization	2,945	10,752
Severance and other charges	1,757	1,928

Operating loss	(140,152)	(128,989)

Other income (expense)
Interest expense	(4,297)	(5,907)
Change in fair value of derivative instruments	(103)	(530)

Loss before taxes	(144,552)	(135,426)
Income tax expense	1,783	1,955

Net loss	$(146,335)	$(137,381)

Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.98)

Weighted average shares outstanding, basic and diluted	139,982,297	139,917,978

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Net loss	$(146,335)	$(137,381)
Other comprehensive income (loss)
Foreign currency translation adjustments	203	(743)
Unrealized gain (loss) on short-term investments, net of tax	9	(15)

Other comprehensive income (loss), net of taxes	212	(758)

Comprehensive loss	$(146,123)	$(138,139)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Cash flows from operating activities
Net loss	$(146,335)	$(137,381)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	79,909	90,700
Amortization of deferred financing costs	1,188	1,217
Deferred income taxes	947	1,285
Noncash stock-based compensation expense	2,397	1,586
Change in fair value of derivative instruments	103	530
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	57,854	49,125
Inventories	(26,637)	(38,589)
Accounts payable and accrued expenses	(34,269)	(17,342)
Royalties, net	(21,112)	(17,795)
Deferred revenue	(9,443)	(24,970)
Interest payable	(7)	57
Severance and other charges	(1,769)	(1,407)
Accrued pension and postretirement benefits	(2,941)	(3,342)
Other, net	(2,429)	(2,036)

Net cash (used in) provided by operating activities	(102,544)	(98,362)

Cash flows from investing activities
Proceeds from sale of short-term investments	19,000	42,250
Purchases of short-term investments	(8,053)	(36,053)
Additions to pre-publication costs	(38,283)	(31,995)
Additions to property, plant, and equipment	(14,994)	(15,399)

Net cash (used in) provided by investing activities	(42,330)	(41,197)

Cash flows from financing activities
Payments of long-term debt	(625)	(625)
Income tax withholding payments associated with restricted stock units vesting	(366)	—

Net cash (used in) provided by financing activities	(991)	(625)

Net (decrease) increase in cash and cash equivalents	(145,865)	(140,184)
Cash and cash equivalents
Beginning of period	313,628	329,078
Net (decrease) increase in cash and cash equivalents	(145,865)	(140,184)

End of period	$167,763	$188,894

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non cash)	$13,176	$17,691
Property, plant, and equipment included in accounts payable (non cash)	3,136	2,368
Property, plant, and equipment acquired under capital leases (non cash)	4,272	4,641

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of March 31, 2014 and December 31, 2013 and the three month periods ended March 31, 2014 and March 31, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included herein.

During the first quarter of 2014, we recorded an out of period correction of approximately $1.1 million reducing net sales and increasing deferred revenue that should have been deferred previously. In addition, during the first quarter of 2014, we recorded approximately $3.5 million of incremental expense, primarily commissions, related to the prior year. These out of period corrections had no impact on our debt covenant compliance. Management believes these out of period corrections are not material to the current period financial statements or any previously issued financial statements and does not expect them to be material for the full fiscal year 2014. Additionally, we revised previously reported balance sheet amounts to severance and other charges of $7.3 million, which has been reclassified as long term and to current deferred revenue of $5.2 million which has also been reclassified as long term. The revision was not material to the reported consolidated balance sheet for any previously filed periods.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2014 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of unrecognized tax benefits. This new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists, with limited exceptions. This new guidance is effective for the periods beginning after December 15, 2013, and should be applied prospectively with retroactive application permitted. Our adoption of the guidance did not impact our consolidated financial statements.

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

4.	Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Finished goods	$201,067	$177,017
Raw materials	7,764	5,177

Inventory	$208,831	$182,194

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$531,786	$—	$531,786	$—
Trademarks and tradenames	440,005	—	440,005	—
Publishing rights	1,180,000	(814,688)	1,180,000	(783,937)
Customer related and other	283,172	(202,191)	283,172	(199,246)

	$2,434,963	$(1,016,879)	$2,434,963	$(983,183)

Amortization expense for publishing rights and customer related and other intangibles were $33.7 million and $50.2 million for the three months ended March 31, 2014 and 2013, respectively.

6.	Debt

Our debt consisted of the following:

	March 31, 2014	December 31, 2013
$250,000 term loan due May 21, 2018 interest payable monthly	$245,000	$245,625

	245,000	245,625
Less: Current portion of long-term debt	2,500	2,500

Total long-term debt	$242,500	$243,125

On January 15, 2014, we entered into Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in its consolidated statement of operations for the three months ended March 31, 2014.

Loan Covenants

We are required to meet certain restrictive financial covenants as defined under our term loan facility and revolving credit facility. We have financial covenants pertaining to interest coverage, maximum leverage, and fixed charge ratios. The interest coverage ratio is now 9.0 to 1.0 for fiscal quarters ending through maturity. The maximum leverage ratios are set forth as follows: 2.0 to 1.0 for fiscal quarters ending December 31, 2013 and thereafter. The fixed charge ratio, which only pertains to the revolving credit facility and is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. As of March 31, 2014, we were in compliance with all of our debt covenants.

Loan Guarantees

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured credit facilities are guaranteed by the Company and each of its direct and indirect for profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

7.	Severance and Other Charges

2014

During the three months ended March 31, 2014, $2.4 million of severance payments were made to employees whose employment ended in 2014 and prior years and $1.1 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.8 million to reflect additional costs for severance, which we expect to pay over the next twelve months.

2013

During the three months ended March 31, 2013, $1.3 million of severance payments were made to employees whose employment ended in 2013 and prior years and $2.1 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.9 million to reflect additional costs for severance , which we expect to pay over the next twelve months.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2014
Severance costs	$4,115	$1,757	$(2,442)	$3,430
Other accruals	11,416	—	(1,084)	10,332

	$15,531	$1,757	$(3,526)	$13,762

	2013
	Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2013
Severance costs	$2,142	$1,648	$(1,276)	$2,514
Other accruals	16,148	280	(2,059)	14,369

	$18,290	$1,928	$(3,335)	$16,883

The current portion of the severance and other charges is $7.2 million, and $8.2 million as of March 31, 2014, and December 31, 2013, respectively.

8.	Income Taxes

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The amount of interim tax benefit recorded for the year-to-date ordinary loss is limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

For the three months ended March 31, 2014 and 2013, we recorded an income tax expense of approximately $1.8 million and $2.0 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 1.2% and 1.4% for the three months ended March 31, 2014 and 2013, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest, were $62.3 million at March 31, 2014 and December 31, 2013, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets.

9.	Retirement and Postretirement Benefit Plans

We have a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers certain employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. We also have a nonqualified defined benefit plan, or nonqualified plan, that previously covered employees who earned over the qualified pay limit as determined by the U.S. Internal Revenue Service. The nonqualified plan accrues benefits for the participants based on the cash balance plan calculation. In 2007, both the qualified and nonqualified pension plans eliminated participation in the plans for new employees hired after October 31, 2007. We also had a foreign defined benefit plan. On July 20, 2011, we entered into a bulk annuity policy with a third party which effectively terminated the foreign defined benefit plan. This policy covers all known plan beneficiaries and liabilities and represents a full transfer of the plan’s financial and longevity risk to the third party. The policy is held in the name of the plan trustees. This termination did not constitute a settlement of liability under applicable accounting guidance for pension plans. Following a full plan data cleansing, the bulk annuity policy is expected to be converted into individual annuity policies at which point the plan will be discharged of all future liability with respect to the plan beneficiaries. We anticipate the conversion to individual annuity policies along with the liability discharge likely to occur in 2014.

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

Net periodic benefit cost for our pension and other postretirement benefits plans consisted of the following:

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
Interest cost	$2,088	$1,789
Expected return on plan assets	(2,701)	(2,468)
Amortization of net (gain) loss	2	83

Net periodic benefit (credit) cost	$(611)	$(596)

	Other Post Retirement Benefits
	Three Months Ended March 31,
	2014	2013
Service cost	$45	$56
Interest cost	296	274
Amortization of prior service cost	(345)	(345)
Amortization of net (gain) loss	—	77

Net periodic benefit (credit) cost	$(4)	$62

Contributions for the pension and post-retirement benefit plans for the three months ended March 31, 2014 and March 31, 2013 were $2.0 million and $2.4 million, respectively.

We expect to contribute an additional $6.8 million during the remainder of 2014.

10.	Fair Value Measurements

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$154,158	$154,158	$—	(a)
U.S. treasury securities	48,026	48,026	—	(a)
U.S. agency securities	52,535	—	52,535	(a)
Foreign exchange derivatives	120	—	120	(a)

	$254,839	$202,184	$52,655

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$259,031	$259,031	$—	(a)
U.S. treasury securities	57,076	57,076	—	(a)
U.S. agency securities	54,645	—	54,645	(a)
Foreign exchange derivatives	222	—	222	(a)

	$370,974	$316,107	$54,867

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $154.2 million and $259.0 million invested in money market funds as of March 31, 2014 and December 31, 2013, respectively, we had $13.6 million and $54.6 million of cash invested in bank accounts as of March 31, 2014 and December 31, 2013, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $25.3 million and $24.1 million at March 31, 2014 and December 31, 2013, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2014 and 2013:

	March 31, 2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,911	$1,911	$—	(c)

	$1,911	$1,911	$—

	December 31, 2013	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$7,439	(b)
Pre-publication costs	—	—	1,061	(b)
Other intangible assets	4,200	4,200	500	(a)(c)

	$4,200	$4,200	$9,000

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,881	$1,881	$—	(c)

	$1,881	$1,881	$—

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

We review software development costs, included within property, plant, and equipment, for impairment. For the three months ended March 31, 2014 and March 31, 2013, no software development costs were impaired.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. For the three months ended March 31, 2014 and March 31, 2013, no pre-publication costs were impaired.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the three months ended March 31, 2014 and March 31, 2013.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for three months ended March 31, 2014 and March 31, 2013. The fair value of goodwill and other intangible assets are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for March 31, 2014 and December 31, 2013:

Level 3 Inputs Liabilities
Balance at December 31, 2012	$5,055
Change in fair value of contingent consideration liability, included in selling and administrative expenses	(1,599)
Payments of contingent consideration liability	(1,575)

Balance at December 31, 2013	1,881
Change in fair value of contingent consideration liability, included in selling and administrative expenses	30

Balance at March 31, 2014	$1,911

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2014 and December 31, 2013. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$250,000 term loan	$245,000	$246,531	$245,625	$247,774

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy, at March 31, 2014 and December 31, 2013. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

11.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $23.0 million of performance related surety bonds for our operating activities as of March 31, 2014 and December 31, 2013. An aggregate of $19.3 million and $19.7 million of letters of credit existed as of March 31, 2014 and December 31, 2013, respectively, of which $2.4 million backed the aforementioned performance related surety bonds as of March 31, 2014 and December 31, 2013, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31 2014 and December 31, 2013.

Concentration of Credit Risk and Significant Customers

As of March 31, 2014, two customers represented approximately $121.9 million, or 46.8%, of our accounts receivable balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances. There is a payable by the Company to one of the same customers in the amount of $2.5 million and there is a contractual right to offset such customer.

As of December 31, 2013, two customers represented approximately $127.9 million, or 40.2%, of our accounts receivable balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances. There is a payable by the Company to one of the same customers in the amount of $4.6 million and there is a contractual right to offset with such customer.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Numerator
Net loss attributable to common stockholders	$(146,335)	$(137,381)

Denominator
Weighted average shares outstanding, basic and diluted	139,982,297	139,917,978
Net loss per share attributable to common stockholders, basic and diluted	$(1.05)	$(0.98)

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

The following table summarizes our outstanding common stock equivalents that were anti-dilutive due to the net loss attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Stock options	12,286,997	9,354,515
Restricted stock units	296,752	76,879

13.	Segment Reporting

As of March 31, 2014, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from segment Adjusted EBITDA certain corporate related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be unusual and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges and restructuring related charges, as well as amortization expenses, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

(in thousands)	Three Months Ended March 31,			Total
	Education	Trade Publishing	Corporate/ Other
2014
Net sales	$121,874	$32,059	$—	$153,933
Segment Adjusted EBITDA	(40,227)	(1,318)	(11,650)	(53,195)
2013
Net sales	$126,827	$39,767	$—	$166,594
Segment Adjusted EBITDA	(26,613)	6,660	(12,488)	(32,441)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended March 31,
	2014	2013
Total Segment Adjusted EBITDA	$(53,195)	$(32,441)
Interest expense	(4,297)	(5,907)
Depreciation expense	(17,239)	(14,342)
Amortization expense	(62,670)	(76,358)
Stock compensation	(2,397)	(1,587)
Gain (loss) on derivative instruments	(103)	(530)

(in thousands)	Three Months Ended March 31,
	2014	2013
Purchase accounting adjustments	(575)	(2,045)
Fees, expenses or charges for equity offerings, debt or acquisitions	(2,114)	(288)
Restructuring	(205)	—
Severance, separation costs and facility closures	(1,757)	(1,928)

Loss from continuing operations before taxes	(144,552)	(135,426)

Provision (benefit) for income taxes	(1,783)	(1,955)

Net loss	$(146,335)	$(137,381)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HMH should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities Exchange Commission (the “SEC”) on March 27, 2014. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. Florida adopted language arts in 2014 and both California and Texas are scheduled to adopt educational materials for certain subjects between 2014 and 2016, with California having approved funding for a math adoption in 2014 and Texas having passed a budget in 2013 to purchase math and science over the next two years. Other than California and Florida in 2008 through 2009 as a result of the U.S. economic recession, each of the states has increased the amount spent on educational materials in prior adoption years, and these states are scheduled to increase the amount spent in the upcoming adoption years. While we do not currently have contracts with these states for future years and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured over 50% of the market share in these states in the years that they adopt educational materials for various subjects.

Longer-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. According to the U.S. Education’s National Center for Education Statistics (“NCES”), student enrollments are expected to increase from 54.7 million in 2010, to over 58.0 million by the 2020 school year. Outside the United States, the global education market continues to demonstrate strong macroeconomic growth characteristics.

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

In the Trade Publishing segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films. Over the past several years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, Extremely Loud and Incredibly Close and The Time Traveler’s Wife have benefited in popularity due to movie releases and have subsequently resulted in increased trade sales. The second part of The Hobbit trilogy was released in December 2013 and the third part is scheduled to be released in December 2014.

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

Cost of sales, excluding pre-publication and publishing rights

Cost of sales, excluding pre-publication and publishing rights, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content operations department. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform operations department. We also include amortization expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher gratis expense. A change in the sales mix of these products can impact consolidated profitability. As a percentage of net sales, cost of sales, excluding pre-publication amortization and publishing rights amortization, has remained relatively constant over the past several years, which is due to the largely variable nature of these costs. However, we expect cost of sales, excluding pre-publication and publishing rights, and our gross margins to be favorably impacted by increased digital sales as a percentage of overall net sales, which do not have any paper, printing and binding costs and are not impacted by inventory obsolescence.

Pre-publication amortization and publishing rights amortization

A publishing right is an acquired right which allows us to publish and republish existing and future works as well as create new works based on previously published materials. As part of our March 9, 2010 restructuring, we recorded an intangible asset for publishing rights and amortize such asset on an accelerated basis over the useful lives of the various copyrights involved. See Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Our publishing rights amortization is expected to decline from the 2013 amount of $139.6 million, to approximately $105.6 million, $81.0 million and $61.4 million in 2014, 2015 and 2016, respectively.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative costs are variable costs such as commission expense, outbound transportation costs, sampling and depository fees, which are fees paid to state mandated depositories which fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions and advertising. We have reduced our selling and administrative expenses from 2011, largely through workforce reductions, facility closures and cost containment and efficiency measures. We expect our selling and administrative costs in dollars to increase as we invest in new growth initiatives.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights and licenses. Our customer relationships, which constituted the largest component of the amortization expense over the past two years, pertained to our assessment customers and was fully amortized as of March 31, 2014. The existing software, content rights and licenses will be amortized over varying periods of 6 to 25 years.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2014 and 2013

(dollars in thousands)	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Dollar change	Percent Change
Net sales	$153,933	$166,594	$(12,661)	(7.6)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	92,648	87,060	5,588	6.4%
Publishing rights amortization	30,751	39,450	(8,699)	(22.1)%
Pre-publication amortization	28,974	26,157	2,817	10.8%

Cost of sales	152,373	152,667	(294)	(0.2)%
Selling and administrative	137,010	130,236	6,774	5.2%
Other intangible asset amortization	2,945	10,752	(7,807)	(72.6)%
Severance and other charges	1,757	1,928	(171)	(8.9)%

Operating loss	(140,152)	(128,989)	11,163	8.7%

Other income (expense):
Interest expense	(4,297)	(5,907)	(1,610)	(27.3)%
Change in fair value of derivative instruments	(103)	(530)	(427)	(80.6)%

Loss before taxes	(144,552)	(135,426)	9,126	6.7%
Income tax expense (benefit)	1,783	1,955	(172)	(8.8)%

Net loss	$(146,335)	$(137,381)	$8,954	6.5%

NM = not meaningful

Net sales for the three months ended March 31, 2014 decreased $12.7 million, or 7.6%, from $166.6 million for the same period in 2013, to $153.9 million. The decrease was largely driven by an $8.0 million decrease in Trade Publishing net sales as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period and book store sales declines attributable to the severe winter weather conditions across the country. Additionally, net sales of professional development and professional services in the domestic education market decreased by $10.0 million primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred along with $2.0 million in lower net sales from professional workshops due to the severe winter weather. There was also a $4.0 million net sales decline in assessment renewals and state contracts in the current period. Offsetting the above negative factors were higher net sales of $8.0 million of the Heinemann Leveled Literacy Intervention and Units of Study product lines as both continue to experience increasing growth.

Operating loss for the three months March 31, 2014 increased $11.2 million, or 8.7%, from a loss of $129.0 million for the same period in 2013, to a loss of $140.2 million, due primarily to the following:

•	A decrease in sales of $12.7 million due to the previously mentioned drivers,

•	In addition, our cost of sales, excluding pre-publication and publishing rights amortization, as a percent of sales increased to 60.2% from 52.3% resulting in an approximate $12.2 million adverse impact on profitability. This increase was the result of a shift in our product mix impacting production costs by $3.5 million and royalty costs by $4.6 million. We also incurred $2.4 million of higher depreciation on digital platforms. The aforementioned unfavorable changes were offset by lower gratis costs of $1.4 million,

•	Further, there was an increase in selling and administrative costs of $6.8 million primarily due to increased commission costs of $2.2 million, increased outside labor of $1.5 million in support of 2014 adoptions, $1.5 million of fees associated with the refinancing of our debt and with the registration of securities, and a $0.8 million increase in stock based compensation due to increased equity award issuances,

•	Offsetting the aforementioned, there was a $13.7 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods.

Interest expense for the three months ended March 31, 2014 decreased $1.6 million, or 27.3%, to $4.3 million from $5.9 million for the same period in 2013, primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Change in fair value of derivative instruments for the three months ended March 31, 2014 favorably changed by $0.4 million from an expense of $0.5 million to an expense of $0.1 million. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro.

Income tax expense for the three months ended March 31, 2014 decreased $0.2 million from a tax expense of $2.0 million for 2013, to a tax expense of $1.8 million. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 1.2% and 1.4% for the three months ended March 31, 2014 and 2013, respectively.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss	$(146,335)	$(137,381)
Interest expense	4,297	5,907
Provision (benefit) for income taxes	1,783	1,955
Depreciation expense	17,239	14,342
Amortization expense (1)	62,670	76,358

	Three Months Ended March 31,
	2014	2013
Non-cash charges—stock compensation	2,397	1,587
Non-cash charges—gain (loss) on foreign currency hedge	103	530
Purchase accounting adjustments (2)	575	2,045
Fees, expenses or charges for equity offerings, debt or acquisitions	2,114	288
Restructuring	205	—
Severance separation costs and facility closures (3)	1,757	1,928

Adjusted EBITDA	$(53,195)	$(32,441)

(1)	Includes pre-publication amortization of $28,974, and $26,157 for the three months ended March 31, 2014 and 2013, respectively.
(2)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.
(3)	Represents costs associated with restructuring. Included in such costs are severance and vacancy of excess facilities.

Segment Operating Results

Results of Operations—Comparing Three Months Ended March 31, 2014 and 2013

Education

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Dollar change	Percent change
Net sales	$121,874	$126,827	$(4,953)	(3.9)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	70,128	63,926	6,202	9.7%
Publishing rights amortization	27,747	36,078	(8,331)	(23.1)%
Pre-publication amortization	28,775	25,897	2,878	11.1%

Cost of sales	126,650	125,901	749	0.6%
Selling and administrative	107,709	104,224	3,485	3.3%
Other intangible asset amortization	2,405	10,292	(7,887)	(76.6)%

Operating income (loss)	$(114,890)	$(113,590)	$1,300	1.1%

Adjustments from operating (loss) to Education segment Adjusted EBITDA
Depreciation expense	15,160	12,645	2,515	19.9%
Amortization expense	58,928	72,266	(13,338)	(18.5)%
Fees, expenses or charges for equity offerings, debt or acquisitions	—	21	(21)	NM
Purchase accounting adjustments	575	2,045	(1,470)	(71.9)%

Education segment Adjusted EBITDA	$(40,227)	$(26,613)	$(13,614)	(51.2)%

Education segment Adjusted EBITDA as a % of net sales	(33.0)%	(21.0)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2014 decreased $5.0 million, or 3.9%, from $126.8 million for the same period in 2013, to $121.9 million. The decrease was largely driven by a decrease of $10.0 million in professional services primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred along with $2.0 million in lower net sales from professional workshops due to the severe winter weather. There was also a $4.0 million net sales decline in assessment renewals and state contracts in the current period. Offsetting the above negative factors were higher net sales of $8.0 million of the Heinemann Leveled Literacy Intervention and Units of Study product lines as both continue to experience increasing growth.

Our Education segment cost of sales for the three months ended March 31, 2014, increased $0.7 million, or 0.6%, from $125.9 million for the same period in 2013, to $126.7 million. The increase was attributed to a $6.2 million increase in cost of sales, excluding pre-publication and publishing rights amortization. This increase was primarily due to a $3.8 million increase in royalties associated with our product mix and a $2.4 million of higher amortization on digital platforms. Further, pre-publication amortization increased $2.9 million due to increased pre-publication spending in recent years. Offsetting the increase in cost of sales was an $8.3 million reduction in amortization expense related to publishing rights due to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended March 31, 2014, increased $3.5 million, or 3.3%, from $104.2 million for the same period in 2013, to $107.7 million. The increase was due to $1.8 million of higher outside labor associated with supporting the 2014 adoptions, and an increase of $3.8 million in variable costs pertaining to commissions, transportation, samples and depository fees due to the sales mix. Offsetting the increase was a reduction in fixed and discretionary expenses.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2014, decreased $13.6 million, or 51.2%, from a loss of $26.6 million for the same period in 2013, to a loss of $40.2 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. The decrease in our Education segment Adjusted EBITDA as a percentage of net sales, from (21.0)% of net sales for the three months ended March 31, 2013 to (33.0)% for the same period in 2014, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Dollar change	Percent change
Net sales	$32,059	$39,767	$(7,708)	(19.4)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	22,520	23,134	(614)	(2.7)%
Publishing rights amortization	3,004	3,372	(368)	(10.9)%
Pre-publication amortization	199	260	(61)	(23.5)%

Cost of sales	25,723	26,766	(1,043)	(3.9)%
Selling and administrative	10,980	10,090	890	8.8%
Other intangible asset amortization	540	460	80	17.4%

Operating income (loss)	$(5,184)	$2,451	$(7,635)	NM

Adjustments from operating (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	124	117	7	6.0%
Amortization expense	3,742	4,092	(350)	(8.6)%

Trade Publishing segment Adjusted EBITDA	$(1,318)	$6,660	$(7,978)	(119.8)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	(4.1)%	16.7%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended March 31, 2014, decreased $7.7 million, or 19.4%, from $39.8 million for the same period in 2013, to $32.1 million. The decrease was largely driven by a decrease in Trade Publishing net sales as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period and book store sales declines attributable to the severe winter weather conditions across the country. Additionally, sales of front list titles were down from the prior year.

Our Trade Publishing segment cost of sales for the three months ended March 31, 2014, decreased $1.0 million, or 3.9%, from $26.8 million for the same period in 2013, to $25.7 million. The decrease is primarily related to decreased sales and lower amortization expense of $0.4 million related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended March 31, 2014, increased $0.9 million, or 8.8%, from $10.1 million for the same period in 2013, to $11.0 million. The increase was primarily related to higher promotional expenses and development costs of $0.8 million.

Our Trade Publishing segment Adjusted EBITDA for the three months ended March 31, 2014, decreased $7.9 million, or 119.8%, from $6.7 million for the same period in 2013, to a loss of $1.3 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (4.1)% for the three months ended March 31, 2014, which was down from 16.7% for the same period in 2013 due to the identified factors impacting, cost of sales and selling and administrative expenses after removing those items not included in segment adjusted EBITDA.

Corporate and Other

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Dollar change	Percent change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	18,321	15,922	2,399	15.1%
Severance and other charges	1,757	1,928	(171)	(8.9)%

Operating income (loss)	$(20,078)	$(17,850)	$2,228	12.5%

Adjustments from operating (loss) to Corporate and Other segment Adjusted EBITDA
Depreciation expense	1,955	1,580	377	23.7%
Non-cash charges—stock compensation	2,397	1,587	810	51.0%
Fees, expenses or charges for equity offerings, debt or acquisitions	2,114	267	1,847	NM
Restructuring	205	—	205	NM
Severance, separation costs and facility closures	1,757	1,928	(171)	(8.9)%

Corporate and Other segment Adjusted EBITDA	$(11,650)	$(12,488)	$838	6.7%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for three months ended March 31, 2014, increased $2.4 million, or 15.1%, from $15.9 million for the same period in 2013, to $18.3 million. The increase was attributed to higher consulting and professional fees of $1.5 million due to costs related to Amendment No. 4 to our term loan facility along with the registration of additional securities and a $0.8 million increase in equity compensation charges.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2014, increased $0.8 million, or 6.7%, from a loss of $12.5 million for the same period in 2013, to a loss of $11.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition related activity, restructuring costs, severance and facility costs. The increase in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Cash and cash equivalents	$167,763	$313,628
Short-term investments	100,561	111,721
Current portion of long-term debt	2,500	2,500
Long-term debt	242,500	243,125

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Net cash used in operating activities	(102,544)	(98,362)

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

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

The revolving credit facility is available based on a borrowing base comprised of eligible inventory and eligible receivables. Up to $40.0 million of the revolving credit facility is available for issuances of letters of credit. The amounts of any outstanding letters of credit reduce availability under the revolving credit facility on a dollar-for-dollar basis.

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.25% per annum or the alternate base rate plus 2.25%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of March 31, 2014, the interest rate of the term loan facility was 4.25%. As of March 31, 2014, we had approximately $245.0 million outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $145.4 million of borrowing availability under our revolving credit facility and approximately $19.3 million of outstanding letters of credit as of March 31, 2014.

On January 15, 2014, we amended our term loan facility to, among other things, reduce the interest rates applicable to the loans under the term loan facility. As a result of the amendment, interest rates for loans under the term loan facility are (i) the alternate base rate plus 2.25% per annum, a reduction from the alternate base rate plus 3.25% in effect prior to the amendment, and (ii) LIBOR plus 3.25% per annum, a reduction from LIBOR plus 4.25% in effect prior to the amendment.

The term loan facility contains financial covenants based on a defined EBITDA calculation requiring the Company, on a consolidated basis, to maintain a certain minimum interest coverage ratio and a certain maximum leverage ratio. The interest coverage ratio is now 9.0 to 1.0 for fiscal quarters ending through maturity. The maximum leverage ratio is 2.0 to 1.0 for fiscal quarters ending December 31, 2013 and thereafter. The revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $31.25 million and 15% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. We were in compliance with each of these covenants in the term loan facility as of March 31, 2014, and the minimum fixed charge coverage ratio was not applicable under the revolving credit facility. The senior secured credit facilities also contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $167.8 million of cash and cash equivalents and $100.6 million of short-term investments at March 31, 2014. We had $313.6 million of cash and cash equivalents and $111.7 million of short-term investments at December 31, 2013.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash used in operating activities was $102.5 million for the three months ended March 31, 2014, a $4.2 million increase from the $98.4 million used in operating activities for the three months ended March 31, 2013. The increase in cash used in operating activities from 2013 to 2014 was primarily driven by less profitable operations, net of depreciation and amortization, of $19.7 million offset by favorable net changes in operating assets and liabilities of $15.5 million. These changes were primarily due to favorable changes in deferred revenue of $15.5 million, favorable changes in inventory of $12.0 million and favorable changes in accounts receivable of $8.7 million due to timing, and offset by unfavorable changes in accounts payable of $16.9 million due to the timing of payments.

Investing activities

Net cash used in investing activities was $42.3 million for the three months March 31, 2014, an increase of $1.1 million from the $41.2 million used in investing activities for the three months ended March 31, 2013. The increase in cash investing expenditures is primarily attributed to a $5.9 million increase in additions to pre-publication costs and property, plant and equipment, primarily platforms, offset by an increase in net proceeds of $4.8 million from short-term investment activity. Although a portion of the increase is attributed to timing, there is a portion of the increase due to incremental spending as we prepare programs for an increase in upcoming adoptions over the next couple of years.

Financing activities

Net cash used in financing activities was $1.0 million for the three months March 31, 2014, an increase of $0.4 million from the $0.6 million net cash used in financing activities for the three months March 31, 2013. The increase was due to income tax withholding payments associated with restricted stock units vesting of approximately $0.4 million. We also made $0.6 million of principal payments in 2014 and 2013 for our outstanding indebtedness under the term loan facility.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2014 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Covenant Compliance

As of March 31, 2014, we were in compliance with all of our debt covenants.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Footnote 3 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce our earnings and cash flow volatility resulting from shifts in market rates. As permitted, we may designate certain of these derivative contracts for hedge accounting treatment in accordance with authoritative guidance regarding accounting for derivative instruments and hedging activities. However, certain of these instruments may not qualify for, or we may choose not to elect, hedge accounting treatment and, accordingly, the results of our operations may be exposed to some level of volatility. Volatility in our results of operations will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period. Periodically, we may enter into derivative contracts, including interest rate swap agreements and interest rate caps and collars to manage interest rate exposures, and foreign currency spot, forward, swap and option contracts to manage foreign currency exposures. The fair market values of all these derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

As of March 31, 2014, we have $245.0 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $2.5 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at March 31, 2014. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2014 and December 31, 2013. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 4 to the Superpriority Senior Secured Debtor-In-Possession and Exit Term Loan Credit Agreement, dated as of January 15, 2014, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as Subsidiary Guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2014 (File No. 001-36166)).

10.2	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.3	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and Eric Shuman (incorporated herein by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.4	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and William F. Bayers (incorporated herein by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.5	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and John Dragoon (incorporated herein by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

May 8, 2014	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer) and Director

Houghton Mifflin Harcourt Company (Registrant)

May 8, 2014	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)