Form 10-Q
period 2014-06-30
Houghton Mifflin Harcourt Co
filed 2014-08-14
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2014 was 140,499,232.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$139,429	$313,628
Short-term investments	53,587	111,721
Accounts receivable, net of allowance for bad debts and book returns of $40.8 million and $40.6 million, respectively	568,371	318,101
Inventories	222,073	182,194
Deferred income taxes	29,888	29,842
Prepaid expenses and other assets	16,572	16,130

Total current assets	1,029,920	971,616
Property, plant, and equipment, net	140,529	140,848
Pre-publication costs, net	261,194	269,488
Royalty advances to authors, net of allowance of $47.4 million and $41.2 million, respectively	51,607	46,881
Goodwill	532,921	531,786
Other intangible assets, net	858,686	919,994
Other assets	26,214	29,773

Total assets	$2,901,071	$2,910,386

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	109,725	105,012
Royalties payable	79,483	65,387
Salaries, wages, and commissions payable	29,128	29,945
Deferred revenue	134,234	107,905
Interest payable	48	55
Severance and other charges	5,934	8,184
Accrued postretirement benefits	2,141	2,141
Other liabilities	34,796	32,002

Total current liabilities	397,989	353,131
Long-term debt	241,875	243,125
Royalties payable	—	1,520
Long-term deferred revenue	267,255	189,258
Accrued pension benefits	19,031	24,405
Accrued postretirement benefits	22,613	23,860
Deferred income taxes	118,871	116,999
Other liabilities	105,564	107,812

Total liabilities	1,173,198	1,060,110

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 140,446,350 and 140,044,400 shares issued at June 30, 2014 and December 31, 2013, respectively; 140,364,328 and 139,962,378 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,400	1,400
Treasury stock, 82,022 shares as of June 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	4,760,283	4,750,589
Accumulated deficit	(3,023,209)	(2,888,422)
Accumulated other comprehensive income (loss)	(10,601)	(13,291)

Total stockholders’ equity	1,727,873	1,850,276

Total liabilities and stockholders’ equity	$2,901,071	$2,910,386

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2014	2013	2014	2013

Net sales	$401,890	$362,951	$555,823	$529,545
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	166,796	158,756	259,444	245,816
Publishing rights amortization	24,776	33,137	55,527	72,587
Pre-publication amortization	32,063	30,496	61,037	56,653

Cost of sales	223,635	222,389	376,008	375,056
Selling and administrative	152,283	133,467	289,293	263,703
Other intangible asset amortization	3,007	2,681	5,952	13,433
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500	1,279	8,500
Severance and other charges	3,362	1,553	5,119	3,481

Operating income (loss)	18,324	(5,639)	(121,828)	(134,628)

Other income (expense)
Interest expense	(4,395)	(5,678)	(8,692)	(11,585)
Change in fair value of derivative instruments	(205)	51	(308)	(479)
Loss on extinguishment of debt	—	(598)	—	(598)

Income (loss) before taxes	13,724	(11,864)	(130,828)	(147,290)
Income tax expense	2,176	2,402	3,959	4,357

Net income (loss)	$11,548	$(14,266)	$(134,787)	$(151,647)

Net income (loss) per share attributable to common stockholders
Basic	$0.08	$(0.20)	$(0.96)	$(2.17)

Diluted	$0.08	$(0.20)	$(0.96)	$(2.17)

Weighted average shares outstanding
Basic	140,074,707	69,960,056	140,028,757	69,959,522

Diluted	143,025,017	69,960,056	140,028,757	69,959,522

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2014	2013	2014	2013

Net income (loss)	$11,548	$(14,266)	$(134,787)	$(151,647)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	500	264	703	(479)

Net changes related to pension liabilities, reclassified from accumulated other comprehensive income
Amortization of prior service cost	243	—	243	—
Settlement loss recognized	1,740	—	1,740	—

Change in pension liability, net	1,983	—	1,983	—

Unrealized gain (loss) on short-term investments	(5)	4	4	(11)

Other comprehensive income (loss), net of taxes	2,478	268	2,690	(490)

Comprehensive income (loss)	$14,026	$(13,998)	$(132,097)	$(152,137)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2014	2013
Cash flows from operating activities
Net loss	$(134,787)	$(151,647)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Gain on sale of assets	—	(2,720)
Depreciation and amortization expense	157,837	172,898
Amortization of deferred financing costs	2,375	2,422
Deferred income taxes	1,826	2,570
Noncash stock-based compensation expense	5,944	3,275
Change in fair value of derivative instruments	308	479
Loss on extinguishment of debt	—	598
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(247,183)	(124,246)
Inventories	(39,875)	(48,254)
Accounts payable and accrued expenses	15,765	1,563
Royalties, net	7,850	(6,955)
Deferred revenue	103,475	4,489
Interest payable	(7)	110
Severance and other charges	(2,397)	(2,853)
Accrued pension and postretirement benefits	(6,621)	(7,117)
Other, net	2,104	(5,880)

Net cash (used in) provided by operating activities	(132,107)	(152,768)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	65,819	132,965
Purchases of short-term investments	(8,053)	(94,851)
Additions to pre-publication costs	(61,352)	(74,808)
Additions to property, plant, and equipment	(31,144)	(31,213)
Proceeds from sale of assets	—	4,825
Acquisition of business, net of cash acquired	(9,091)	(5,276)
Investment in preferred stock	—	(1,500)

Net cash (used in) provided by investing activities	(43,821)	(69,858)

Cash flows from financing activities
Payments of long-term debt	(1,250)	(1,250)
Tax withholding payments related to net share settlements of restricted stock units	(366)	—
Proceeds from stock option exercises	3,345	—

Net cash provided by (used in) financing activities	1,729	(1,250)

Net (decrease) increase in cash and cash equivalents	(174,199)	(223,876)
Cash and cash equivalents
Beginning of period	313,628	329,078
Net (decrease) increase in cash and cash equivalents	(174,199)	(223,876)

End of period	$139,429	$105,202

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non cash)	$15,890	$25,189
Property, plant, and equipment included in accounts payable (non cash)	2,505	3,548
Property, plant, and equipment acquired under capital leases (non cash)	3,862	4,346

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of June 30, 2014 and December 31, 2013 and the three and six month periods ended June 30, 2014 and June 30, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included therein.

During the first quarter of 2014, we recorded an out of period correction of approximately $1.1 million reducing net sales and increasing deferred revenue that should have been deferred previously. In addition, during the first quarter of 2014, we recorded approximately $3.5 million of incremental expense, primarily commissions, related to the prior year. These out of period corrections had no impact on our debt covenant compliance. Management believes these out of period corrections are not material to the current period financial statements or any previously issued financial statements and does not expect them to be material for the full fiscal year 2014. Additionally, we revised previously reported balance sheet amounts to severance and other charges of $7.3 million, which has been reclassified as long term and to current deferred revenue of $5.2 million which has also been reclassified as long term. This revision was not material to the reported consolidated balance sheet for any previously filed periods.

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

Schools make most of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three years, approximately 67% of consolidated net sales have historically been realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single school customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and six months ended June 30, 2014 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We do not believe the adoption of this new accounting standard will impact our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are in the process of evaluating the impact, if any, of adopting this new accounting standard on our consolidated financial statements.

4.	Acquisitions

On May 12, 2014, we completed the acquisition of certain assets and liabilities of Channel One News, which is a digital content provider dedicated to encouraging kids to be informed, digitally-savvy global citizens. The acquisition allows for continued development of high-quality digital content for students, teachers and parents across multiple modalities, and will bring video and cross-media production capabilities to HMH.

On May 19, 2014, we completed the acquisition of 100% of the stock of Curiosityville, which is an online personalized learning environment that helps children ages 3-8 learn through playful exploration and discovery both at home and in pre-school settings. The acquisition also includes its proprietary data collection and analytics engine, the Learning Tree, which provides real-time information on individual learners and personalized recommendations for learning, both online and offline.

On June 30, 2014, we completed the acquisition of 100% of the stock of School Chapters, which is an educational solutions provider dedicated to standards-based education quality management, accreditation services and community-based resources for educators and learners across the pre-K-12 and college spectrum.

The total aggregate purchase price for the three acquisitions described above was approximately $9.5 million, which consisted of cash at closing of approximately $9.1 million, and amounts in accrued liabilities of approximately $0.4 million. Goodwill, other intangible assets, accounts receivable, property, plant, and equipment, other assets and other liabilities recorded as part of the acquisitions totaled approximately $1.1 million, $0.2 million, $3.1 million, $6.8 million, $0.4 million and $1.7 million, respectively.

The 2014 transactions were accounted for under the acquisition method of accounting. We allocated the purchase price to each of the assets and liabilities acquired at estimated fair values as of the acquisition date. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The financial results of each company acquired were included within our financial statements from their respective dates of acquisition. The acquisitions were not considered to be material for purposes of additional disclosure.

In 2013, we made a $1.5 million investment in preferred stock. Based on impairment indicators, we were required to remeasure the fair value of our 2013 investment with any resulting gain or loss recognized in the statement of operations. Based on the implied fair value of the investment, we recorded an impairment charge of approximately $1.3 million during the three months ended June 30, 2014 relating to the fair value remeasurement.

5.	Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Finished goods	$214,719	$177,017
Raw materials	7,354	5,177

Inventory	$222,073	$182,194

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$532,921	$—	$531,786	$—
Trademarks and trade names	440,119	—	440,005	—
Publishing rights	1,180,000	(839,463)	1,180,000	(783,937)
Customer related and other	283,226	(205,196)	283,172	(199,246)

	$2,436,266	$(1,044,659)	$2,434,963	$(983,183)

The changes in the carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013 were as follows:

Goodwill	$1,974,286
Accumulated impairment losses	(1,442,500)

Balance at December 31, 2013	$531,786

Acquisitions	1,135

Balance at June 30, 2014	$532,921

Goodwill	1,975,421
Accumulated impairment losses	(1,442,500)

Balance at June 30, 2014	$532,921

Amortization expense for publishing rights and customer related and other intangibles were $27.8 million and $35.8 million for the three months ended June 30, 2014 and 2013, respectively, and $61.5 million and $86.0 million for the six months ended June 30, 2014 and 2013, respectively.

7.	Debt

Our debt consisted of the following:

	June 30, 2014	December 31, 2013
$250,000 term loan due May 21, 2018 interest payable monthly	$244,375	$245,625
Less: Current portion of long-term debt	2,500	2,500

Total long-term debt	$241,875	$243,125

On January 15, 2014, we entered into Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in its consolidated statements of operations for the six months ended June 30, 2014.

Loan Covenants

We are required to meet certain restrictive financial covenants as defined under our term loan facility and revolving credit facility. We have financial covenants pertaining to interest coverage, maximum leverage, and fixed charge ratios. The interest coverage ratio is now 9.0 to 1.0 for all fiscal quarters ending through maturity. The maximum leverage ratio is now 2.0 to 1.0 for all fiscal quarters ending through maturity. The fixed charge ratio, which only pertains to the revolving credit facility and is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. As of June 30, 2014, we were in compliance with all of our debt covenants.

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

8.	Severance and Other Charges

2014

During the six months ended June 30, 2014, $5.3 million of severance payments were made to employees whose employment ended in 2014 and prior years and $2.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.6 million to reflect additional costs for severance, which we expect to pay over the next twelve months, along with a $1.5 million accrual for additional space vacated.

2013

During the six months ended June 30, 2013, $2.4 million of severance payments were made to employees whose employment ended in 2013 and prior years and $4.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $2.3 million to reflect additional costs for severance, which we expect to pay over the next twelve months, along with a $1.2 million accrual for additional space vacated.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2014
Severance costs	$4,115	$3,659	$(5,326)	$2,448
Other accruals	11,416	1,460	(2,190)	10,686

	$15,531	$5,119	$(7,516)	$13,134

	2013
	Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2013
Severance costs	$2,142	$2,274	$(2,354)	$2,062
Other accruals	16,148	1,207	(3,980)	13,375

2013
Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2013
$18,290	$3,481	$(6,334)	$15,437

The current portion of the severance and other charges was $5.9 million and $8.2 million as of June 30, 2014 and December 31, 2013, respectively.

9.	Income Taxes

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

For the three months ended June 30, 2014 and 2013, we recorded an income tax expense of approximately $2.2 million and $2.4 million, respectively, and for the six months ended June 30, 2014 and 2013, we recorded an income tax expense of approximately $4.0 million and $4.4 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 15.9% and 20.2% for the three months ended June 30, 2014 and 2013, respectively, and 3.0% and 3.0% for the six months ended June 30, 2014 and 2013, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest, were $62.3 million at June 30, 2014 and December 31, 2013, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets.

10.	Retirement and Postretirement Benefit Plans

We have a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers certain employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. We also have a nonqualified defined benefit plan, or nonqualified plan, that previously covered employees who earned over the qualified pay limit as determined by the U.S. Internal Revenue Service. The nonqualified plan accrues benefits for the participants based on the cash balance plan calculation. In 2007, both the qualified and nonqualified pension plans eliminated participation in the plans for new employees hired after October 31, 2007. We also had a foreign defined benefit plan. On July 20, 2011, we entered into a bulk annuity policy with a third party which effectively terminated the foreign defined benefit plan. This policy covers all known plan beneficiaries and liabilities and represents a full transfer of the plan’s financial and longevity risk to the third party. The policy is held in the name of the plan trustees. At the time, this termination did not constitute a settlement of liability under applicable accounting guidance for pension plans. Following a full plan data cleansing, the bulk annuity policy is expected to be converted into individual annuity policies at which point the plan will be discharged of all future liability with respect to the plan beneficiaries. During the three months ended June 30, 2014, the conversion to individual annuity policies along with the liability discharge occurred, which resulted in a settlement charge of approximately $1.7 million. This amount has been recorded to the selling and administrative line in our consolidated statements of operations.

We are required to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and are required to recognize actuarial gains and losses and prior service costs and credits in other comprehensive income and subsequently amortize those items in the statements of operations. Further, we are required to use a measurement date equal to the fiscal year end.

Net periodic benefit cost for our pension and other postretirement benefits plans consisted of the following:

	Pension Benefits
	Six Months Ended June 30,
	2014	2013
Interest cost	$4,114	$3,693
Expected return on plan assets	(5,339)	(5,052)
Amortization of prior service cost	243	—
Amortization of net loss	3	168

	Pension Benefits
	Six Months Ended June 30,
	2014	2013
Settlement loss recognized	1,740	—

Net periodic benefit (credit) cost	$761	$(1,191)

	Other Post Retirement Benefits
	Six Months Ended June 30,
	2014	2013
Service cost	$90	$111
Interest cost	591	547
Amortization of prior service cost	(691)	(691)
Amortization of net loss	—	155

Net periodic benefit (credit) cost	$(10)	$122

Contributions for the pension and post-retirement benefit plans for the six months ended June 30, 2014 and June 30, 2013 were $4.3 million and $5.0 million, respectively.

We expect to contribute an additional $4.5 million during the remainder of 2014.

11.	Fair Value Measurements

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$101,365	$101,365	$—	(a)
U.S. treasury securities	31,000	31,000	—	(a)
U.S. agency securities	22,587	—	22,587	(a)
Foreign exchange derivatives	85	—	85	(a)

June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
$155,037	$132,365	$22,672

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$259,031	$259,031	$—	(a)
U.S. treasury securities	57,076	57,076	—	(a)
U.S. agency securities	54,645	—	54,645	(a)
Foreign exchange derivatives	222	—	222	(a)

	$370,974	$316,107	$54,867

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $101.4 million and $259.0 million invested in money market funds as of June 30, 2014 and December 31, 2013, respectively, we had $38.0 million and $54.6 million of cash invested in bank accounts as of June 30, 2014 and December 31, 2013, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $23.5 million and $24.1 million at June 30, 2014 and December 31, 2013, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2014 and 2013:

	June 30, 2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Investment in preferred stock	$—	$—	$1,279	(c)

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,941	$1,941	$—	(c)

	December 31, 2013	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$7,439	(b)
Pre-publication costs	—	—	1,061	(b)
Other intangible assets	4,200	4,200	500	(a)(c)

	$4,200	$4,200	$9,000

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,881	$1,881	$—	(c)

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

We review software development costs, included within property, plant, and equipment, for impairment. There was no impairment recorded for the six months ended June 30, 2014. For the six months ended June 30, 2013, software development costs of $7.4 million were impaired as the products will not be sold in the marketplace.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. There was no impairment recorded for the six months ended June 30, 2014. For the six months ended June 30, 2013, pre-publication costs of $1.1 million were impaired as the programs will not be sold in the marketplace.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the six months ended June 30, 2014 and June 30, 2013.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for six months ended June 30, 2014 and June 30, 2013. The fair value of goodwill and other intangible assets are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

We reviewed our former investment in preferred stock, which was included in other assets, periodically for impairment. In connection with an acquisition, we remeasured the fair value of the investment and recorded an impairment of $1.3 million for the three months ended June 30, 2014.

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for June 30, 2014 and December 31, 2013:

Level 3 Inputs Liabilities
Balance at December 31, 2013	$1,881
Change in fair value of contingent consideration liability, included in interest expense	60

Balance at June 30, 2014	$1,941

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2014 and December 31, 2013. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$250,000 term loan	$244,375	$245,902	$245,625	$247,774

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy, at June 30, 2014 and December 31, 2013. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $23.2 million and $23.0 million of performance related surety bonds for our operating activities as of June 30, 2014 and December 31, 2013, respectively. An aggregate of $19.3 million and $19.7 million of letters of credit existed as of June 30, 2014 and December 31, 2013, respectively, of which $2.4 million backed the aforementioned performance related surety bonds as of June 30, 2014 and December 31, 2013, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2014 and December 31, 2013.

Concentration of Credit Risk and Significant Customers

As of June 30, 2014, two customers represented approximately $116.9 million, or 19.6%, of our accounts receivable balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances. There are payables by the Company to the same customers in the amount of $24.6 million and there are legal or contractual rights to offset such customers.

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

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Numerator
Net income (loss) attributable to common stockholders	$11,548	$(14,266)	$(134,787)	$(151,647)

Denominator
Weighted average shares outstanding
Basic	140,074,707	69,960,056	140,028,757	69,959,522
Diluted	143,025,017	69,960,056	140,028,757	69,959,522
Net income (loss) per share attributable to common stockholders
Basic	$0.08	$(0.20)	$(0.96)	$(2.17)
Diluted	$0.08	$(0.20)	$(0.96)	$(2.17)

As we incurred a net loss in the three month period ended June 30, 2013 and the six month periods ended June 30, 2014 and 2013, presented above, the outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Stock options	221,101	4,976,860	5,170,440	4,854,018
Restricted stock units	—	49,589	216,239	44,260

14.	Segment Reporting

As of June 30, 2014, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from segment Adjusted EBITDA certain corporate related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be unusual and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges and restructuring related charges, as well as amortization expenses, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

(in thousands)	Three Months Ended June 30,			Total
	Education	Trade Publishing	Corporate/ Other
2014
Net sales	$364,618	$37,272	$—	$401,890
Segment Adjusted EBITDA	119,316	1,940	(12,017)	109,239
2013
Net sales	$323,733	$39,218	$—	$362,951
Segment Adjusted EBITDA	100,060	4,648	(7,559)	97,149

(in thousands)	Six Months Ended June 30,			Total
	Education	Trade Publishing	Corporate/ Other
2014
Net sales	$486,492	$69,331	$—	$555,823
Segment Adjusted EBITDA	79,089	622	(23,667)	56,044
2013
Net sales	$450,560	$78,985	$—	$529,545
Segment Adjusted EBITDA	73,447	11,308	(20,048)	64,707

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Segment Adjusted EBITDA	$109,239	$97,149	$56,044	$64,707
Interest expense	(4,395)	(5,678)	(8,692)	(11,585)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation expense	(18,082)	(15,884)	(35,321)	(30,225)
Amortization expense	(59,846)	(66,314)	(122,516)	(142,673)
Stock compensation	(3,547)	(1,689)	(5,944)	(3,275)
Gain (loss) on derivative instruments	(205)	51	(308)	(479)
Asset impairment charges	(1,279)	(8,500)	(1,279)	(8,500)
Purchase accounting adjustments	(1,016)	(2,812)	(1,591)	(4,878)
Fees, expenses or charges for equity offerings, debt or acquisitions	(1,576)	(1,497)	(3,690)	(1,764)
Restructuring	(2,207)	(1,539)	(2,412)	(1,539)
Severance, separation costs and facility closures	(3,362)	(4,553)	(5,119)	(6,481)
Debt extinguishment loss	—	(598)	—	(598)

Net Income (Loss) from continuing operations before taxes	13,724	(11,864)	(130,828)	(147,290)

Provision for income taxes	(2,176)	(2,402)	(3,959)	(4,357)

Net income (loss)	$11,548	$(14,266)	$(134,787)	$(151,647)

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. Florida is implementing a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2015, for purchase in 2016. Texas school districts are purchasing mathematics and science materials in 2014, and this fall the State will adopt social studies and high school math materials for purchase in 2015. California adopted math materials in 2013, with purchases expected to be spread over 2014-15, and is scheduled to adopt English language arts materials in 2015 for purchase beginning in 2016. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session will appropriate funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured over 50% of the market share in these states in the years that they adopt educational materials for various subjects.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights and licenses. Our customer relationships, which constituted the largest component of the amortization expense over the past two years, pertained to our assessment customers and was fully amortized as of June 30, 2014. The existing software, content rights and licenses will be amortized over varying periods of 6 to 25 years.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2014 and 2013

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Dollar change	Percent Change
(dollars in thousands)
Net sales	$401,890	$362,951	$38,939	10.7%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	166,796	158,756	8,040	5.1%
Publishing rights amortization	24,776	33,137	(8,361)	(25.2)%
Pre-publication amortization	32,063	30,496	1,567	5.1%

Cost of sales	223,635	222,389	1,246	0.6%
Selling and administrative	152,283	133,467	18,816	14.1%
Other intangible asset amortization	3,007	2,681	326	12.2%
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500	(7,221)	(85.0)%
Severance and other charges	3,362	1,553	1,809	116.5%

Operating income (loss)	18,324	(5,639)	23,963	NM

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Dollar change	Percent Change
(dollars in thousands)
Other income (expense):
Interest expense	(4,395)	(5,678)	1,283	22.6%
Change in fair value of derivative instruments	(205)	51	(256)	NM
Loss on debt extinguishment	—	(598)	598	NM

Income (loss) before taxes	13,724	(11,864)	25,588	NM
Income tax expense	2,176	2,402	(226)	9.4%

Net income (loss)	$11,548	$(14,266)	$25,814	NM

NM = not meaningful

Net sales for the three months ended June 30, 2014 increased $38.9 million, or 10.7%, from $363.0 million for the same period in 2013, to $401.9 million. The increase was largely driven by the domestic education basal business as net sales increased $47.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was $113.8 million of sales during the quarter that were deferred and will be recognized over time upon delivery of future obligations. Also, assessment sales increased by $5.0 million due to the launch of a new addition to the Woodcock Johnson product line. Offsetting the aforementioned increases were lower net sales of $6.0 million of professional services and a $5.0 million decline in international sales primarily due to licensing revenue.

Operating income for the three months ended June 30, 2014 increased $24.0 million from a loss of $5.6 million for the same period in 2013, to an income of $18.3 million, due primarily to the following:

•	An increase in sales of $38.9 million due to the previously mentioned drivers,

•	Further, there was a $7.2 million reduction in impairment costs compared to the prior year. In 2013, there were $7.4 million of software development costs impaired and $1.1 million of pre-publication costs impaired. In 2014, we recorded a $1.3 million impairment charge related to an investment in preferred stock.

•	Further, there was a $6.5 million reduction in net amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods,

•	Offsetting the aforementioned, our cost of sales, excluding pre-publication and publishing rights amortization, increased $8.0 million of which $17.0 million was attributed to additional volume. As a percent of sales, our cost of sales, excluding pre-publication and publishing rights amortization, decreased to 41.5% from 43.7% resulting in an approximate $9.0 million of improved profitability. The increase in product profitability was the result of the mix of basal programs sold carrying low product cost which have benefitted from economies of scale of large print runs, partially offset by a 1.4% increase in the royalty as a percent of net sales which had a negative impact on profitability of an approximate $5.8 million,

•	Also, there was an increase in selling and administrative costs of $18.8 million primarily due to increased commission costs of $7.5 million associated with the increase in net sales, higher labor and incentive compensation of $4.2 million, higher technology costs of $2.8 million and a $1.9 million increase in stock based compensation due to increased equity award issuances.

Interest expense for the three months ended June 30, 2014 decreased $1.3 million, or 22.6%, to $4.4 million from $5.7 million for the same period in 2013, primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Change in fair value of derivative instruments for the three months ended June 30, 2014 unfavorably changed by $0.3 million from income of $0.1 million to an expense of $0.2 million. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro.

Income tax expense for the three months ended June 30, 2014 decreased $0.2 million from $2.4 million for 2013, to $2.2 million. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 15.9% and 20.2% for the three months ended June 30, 2014 and 2013, respectively.

Consolidated Operating Results for the Six Months Ended June 30, 2014 and 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Dollar change	Percent Change
(dollars in thousands)
Net sales	$555,823	$529,545	$26,278	5.0%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	259,444	245,816	13,628	5.5%
Publishing rights amortization	55,527	72,587	(17,060)	(23.5)%
Pre-publication amortization	61,037	56,653	4,384	7.7%

Cost of sales	376,008	375,056	952	0.3%
Selling and administrative	289,293	263,703	25,590	9.7%
Other intangible asset amortization	5,952	13,433	(7,481)	(55.7)%
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500	(7,221)	(85.0)%
Severance and other charges	5,119	3,481	1,638	47.1%

Operating loss	(121,828)	(134,628)	12,800	9.5%

Other income (expense):
Interest expense	(8,692)	(11,585)	2,893	25.0%
Change in fair value of derivative instruments	(308)	(479)	171	35.7%
Loss on debt extinguishment	—	(598)	598	NM

Loss before taxes	(130,828)	(147,290)	16,462	11.2%
Income tax expense	3,959	4,357	(398)	9.1%

Net loss	$(134,787)	$(151,647)	$16,860	11.1%

NM = not meaningful

Net sales for the six months ended June 30, 2014 increased $26.3 million, or 5.0%, from $529.5 million for the same period in 2013, to $555.8 million. The increase was largely driven by the domestic education basal business as net sales increased $48.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was $104.3 million of sales for the first six months of 2014 that were deferred and will be recognized over time rather than immediately. There were also higher net sales of $6.0 million of the Heinemann Leveled Literacy Intervention product line. Offsetting the increase was a $9.7 million decrease in Trade Publishing net sales as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period. Additionally, net sales of professional development and professional services in the domestic education market decreased by $11.0 million primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred along with $2.0 million in lower net sales from professional workshops.

Operating loss for the six months ended June 30, 2014 improved $12.8 million, or 9.5%, from a loss of $134.6 million for the same period in 2013, to a loss of $121.8 million, due primarily to the following:

•	An increase in sales of $26.3 million due to the previously mentioned drivers,

•	Further, there was a $20.2 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods,

•	Further, there was a $7.2 million reduction in impairment costs compared to the prior year. In 2013, there were $7.4 million of software development costs impaired and $1.1 million of pre-publication costs impaired. In 2014, we recorded a $1.3 million impairment charge related to an investment in preferred stock.

•	Offsetting the aforementioned, our cost of sales, excluding pre-publication and publishing rights amortization, increased $13.6 million of which $12.2 million was attributed to additional volume. As a percent of sales, our cost of sales, excluding pre-publication and publishing rights amortization increased to 46.7% from 46.4% resulting in an approximate $1.4 million decline in profitability. The decrease in product profitability was the result of the mix of basal programs sold carrying low product cost which have benefitted from economies of scale of large print runs, completely offset by a 1.8% increase in the royalty as a percent of net sales which had a negative impact on profitability of an approximate $10.0 million and higher depreciation costs of $5.0 million attributed to increased platform spend over the past several years,

•	Also, there was an increase in selling and administrative costs of $25.6 million primarily due to increased commission costs of $9.7 million associated with the increase in net sales, higher technology costs of $5.5 million, higher labor and incentive compensation of $5.0 million, increased outside labor of $1.2 million to support 2014 adoptions, $1.5 million of fees associated with the refinancing of our debt and with the registration of securities, and a $2.7 million increase in stock based compensation due to increased equity award issuances.

Interest expense for the six months ended June 30, 2014 decreased $2.9 million, or 25.0%, to $8.7 million from $11.6 million for the same period in 2013, primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Change in fair value of derivative instruments for the six months ended June 30, 2014 favorably changed by $0.2 million from an expense of $0.5 million to an expense of $0.3 million. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro.

Income tax expense for the six months ended June 30, 2014 decreased $0.4 million from a tax expense of $4.4 million for 2013, to a tax expense of $4.0 million. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 3.0% and 3.0% for the six months ended June 30, 2014 and 2013, respectively.

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

Below is a reconciliation of our net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$11,548	$(14,266)	$(134,787)	$(151,647)
Interest expense	4,395	5,678	8,692	11,585
Provision (benefit) for income taxes	2,176	2,402	3,959	4,357
Depreciation expense	18,082	15,884	35,321	30,225
Amortization expense (1)	59,846	66,314	122,516	142,673
Non-cash charges—stock compensation	3,547	1,689	5,944	3,275
Non-cash charges—(gain) loss on foreign currency hedge	205	(51)	308	479
Asset impairment charges	1,279	8,500	1,279	8,500
Purchase accounting adjustments (2)	1,016	2,812	1,591	4,878
Fees, expenses or charges for equity offerings, debt or acquisitions	1,576	1,497	3,690	1,764
Restructuring	2,207	1,539	2,412	1,539
Severance separation costs and facility closures (3)	3,362	4,553	5,119	6,481
Debt extinguishment loss	—	598	—	598

Adjusted EBITDA	$109,239	$97,149	$56,044	$64,707

(1)	Includes pre-publication amortization of $32,063, and $30,496 for the three months ended June 30, 2014 and 2013, respectively, and $61,037 and $56,653 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.
(3)	Represents costs associated with restructuring. Included in such costs are severance and vacancy of excess facilities.

Segment Operating Results

Results of Operations—Comparing Three Months Ended June 30, 2014 and 2013

Education

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net sales	$364,618	$323,733	$40,885	12.6%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	142,061	130,777	11,284	8.6%
Publishing rights amortization	21,998	30,015	(8,017)	(26.7)%
Pre-publication amortization	31,843	30,215	1,628	5.4%

Cost of sales	195,902	191,007	4,895	2.6%
Selling and administrative	121,129	109,377	11,752	10.7%
Other intangible asset amortization	2,468	2,221	247	11.1%
Impairment charge for pre-publication costs, fixed assets and cost method investments	1,279	8,500	(7,221)	(85.0)%

Operating income (loss)	$43,840	$12,628	$31,212	NM

Net income	$43,840	$12,628	$31,212	NM

Adjustments from net income (loss) to Education segment Adjusted EBITDA
Depreciation expense	16,874	13,890	2,984	21.5%
Amortization expense	56,307	62,451	(6,144)	(9.8)%
Non-cash charges—asset impairment charges	1,279	8,500	(7,221)	(85.0)%
Purchase accounting adjustments	1,016	2,591	(1,575)	(60.8)%

Education segment Adjusted EBITDA	$119,316	$100,060	$19,256	19.2%

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Education segment Adjusted EBITDA as a % of net sales	32.7%	30.9%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2014 increased $40.9 million, or 12.6%, from $323.7 million for the same period in 2013, to $364.6 million. The increase was largely driven by the domestic education basal business as net sales increased $47.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was $113.8 million of sales during the quarter that were deferred and will be recognized over time rather than immediately. Also, assessment sales increased by $5.0 million due to the launch of a new addition to the Woodcock Johnson product line. Offsetting the aforementioned increases were lower net sales of $6.0 million of professional services and a $5.0 million decline in international sales primarily due to licensing revenue.

Our Education segment cost of sales for the three months ended June 30, 2014, increased $4.9 million, or 2.6%, from $191.0 million for the same period in 2013, to $195.9 million. The increase was attributed to a $11.3 million increase in cost of sales, excluding pre-publication and publishing rights amortization of which $16.5 million was attributed to additional volume. As a percent of sales, our cost of sales, excluding pre-publication and publishing rights amortization, decreased to 39.0% from 40.4% resulting in an approximate $5.2 million of improved profitability. The increase in product profitability was the result of the mix of basal programs sold carrying low product cost which have benefitted from economies of scale of large print runs, partially offset by an increase in the royalty as a percent of net sales and higher depreciation costs attributed to increased platform spend over the past several years. Further, there was a $8.0 million reduction in amortization expense related to publishing rights due to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended June 30, 2014, increased $11.8 million, or 10.7%, from $109.4 million for the same period in 2013, to $121.1 million. The increase was primarily due increased commission costs of $7.5 million associated with the increase in net sales and a $1.9 million increase in transportation, samples and depository fees due to sales mix.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2014, increased $19.3 million, or 19.2%, from $100.1 million for the same period in 2013, to $119.3 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. The increase in our Education segment Adjusted EBITDA as a percentage of net sales, from 30.9% of net sales for the three months ended June 30, 2013 to 32.7% for the same period in 2014, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net sales	$37,272	$39,218	$(1,946)	(5.0)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	24,735	24,979	(244)	(1.0)%
Publishing rights amortization	2,778	3,122	(344)	(11.0)%
Pre-publication amortization	220	281	(61)	(21.7)%

Cost of sales	27,733	28,382	(649)	(2.3)%
Selling and administrative	10,751	9,930	821	8.3%
Other intangible asset amortization	539	460	79	17.2%

Operating income (loss)	$(1,751)	$446	$(2,197)	NM

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net income (loss)	$(1,751)	$446	$(2,197)	NM

Adjustments from net income (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	152	118	34	28.8%
Amortization expense	3,539	3,863	(324)	(8.4)%
Purchase accounting adjustments	—	221	(221)	NM

Trade Publishing segment Adjusted EBITDA	$1,940	$4,648	$(2,708)	(58.3)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	5.2%	11.9%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended June 30, 2014, decreased $1.9 million, or 5.0%, from $39.2 million for the same period in 2013, to $37.3 million. The decrease was largely driven by a lack of movie tie-in titles as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2014, decreased $0.6 million, or 2.3%, from $28.4 million for the same period in 2013, to $27.7 million. The decrease is primarily related to decreased sales and lower amortization expense of $0.3 million related to publishing rights, which was lower due to our use of accelerated amortization methods, partially offset by higher production costs due to mix and lower e-book sales.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2014, increased $0.8 million, or 8.3%, from $9.9 million for the same period in 2013, to $10.8 million. The increase was primarily related to higher costs across the labor and discretionary costs groups.

Our Trade Publishing segment Adjusted EBITDA for the three months ended March 31, 2014, decreased $2.7 million, or 58.3%, from $4.6 million for the same period in 2013, to $1.9 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 5.2% for the three months ended June 30, 2014, which was down from 11.9% for the same period in 2013 due to the identified factors impacting, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	3,000	(3,000)	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	3,000	(3,000)	NM
Selling and administrative	20,403	14,160	6,243	44.1%
Severance and other charges	3,362	1,553	1,809	NM

Operating income (loss)	$(23,765)	$(18,713)	$(5,052)	(27.0)%

Interest expense	(4,395)	(5,678)	1,283	22.6%
Change in fair value of derivative instruments	(205)	51	(256)	NM
Loss on extinguishment of debt	—	(598)	598	NM

	Three Months Ended June 30,
	2014	2013	Dollar change	Percent change
Income (loss) before taxes	(28,365)	(24,938)	(3,427)	(13.7)%
Income tax expense	2,176	2,402	(226)	9.4%

Net income (loss)	$(30,541)	$(27,340)	$(3,201)	(11.7)%

Adjustments from net income (loss) to Corporate and Other segment Adjusted EBITDA
Interest expense	4,395	5,678	(1,283)	(22.6)%
Provision (benefit) for income taxes	2,176	2,402	(226)	(9.4)%
Depreciation expense	1,056	1,876	(820)	(43.7)%
Non-cash charges—(gain) loss on foreign currency hedge	205	(51)	256	NM
Non-cash charges—stock compensation	3,547	1,689	1,858	110.0%
Fees, expenses or charges for equity offerings, debt or acquisitions	1,576	1,497	79	5.3%
Restructuring	2,207	1,539	668	43.4%
Severance, separation costs and facility closures	3,362	4,553	(1,191)	(26.2)%
Debt extinguishment loss	—	598	(598)	NM

Corporate and Other segment Adjusted EBITDA	$(12,017)	$(7,559)	$(4,458)	(59.0)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for three months ended June 30, 2014, increased $6.2 million, or 44.1%, from $14.2 million for the same period in 2013, to $20.4 million. The increase was attributed to higher consulting and professional fees of $3.3 million and a $1.9 million increase in equity compensation charges.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2014, decreased $4.5 million, or 59.0%, from a loss of $7.6 million for the same period in 2013, to a loss of $12.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition related activity, restructuring costs, severance and facility costs. The increase in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Six Months Ended June 30, 2014 and 2013

Education

	Six Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net sales	$486,492	$450,560	$35,932	8.0%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	212,189	194,703	17,486	9.0%
Publishing rights amortization	49,745	66,093	(16,348)	(24.7)%
Pre-publication amortization	60,618	56,112	4,506	8.0%

Cost of sales	322,552	316,908	5,644	1.8%
Selling and administrative	228,838	213,601	15,237	7.1%
Other intangible asset amortization	4,873	12,513	(7,640)	(61.1)%
Impairment charge for pre-publication costs, fixed assets and cost method investments	1,279	8,500	(7,221)	(85.0)%

Operating income (loss)	$(71,050)	$(100,962)	$29,912	29.6%

	Six Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net income (loss)	$(71,050)	$(100,962)	$29,912	29.6%

Adjustments from net income (loss) to Education segment Adjusted EBITDA
Depreciation expense	32,034	26,534	5,500	20.7%
Amortization expense	115,235	134,718	(19,483)	(14.5)%
Non-cash charges—asset impairment charges	1,279	8,500	(7,221)	(85.0)%
Purchase accounting adjustments	1,591	4,657	(3,066)	(65.8)%

Education segment Adjusted EBITDA	$79,089	$73,447	$5,642	7.7%

Education segment Adjusted EBITDA as a % of net sales	16.3%	16.3%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2014 increased $35.9 million, or 8.0%, from $450.6 million for the same period in 2013, to $486.5 million. The increase was largely driven by the domestic education basal business in which net sales increased $48.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was $104.3 million of sales for the first six months of 2014 that were deferred and will be recognized over time rather than immediately. There were also higher net sales of $6.0 million of the Heinemann Leveled Literacy Intervention product line. Offsetting the increase was a $11.0 million decline in net sales of professional development and professional services in the domestic education market primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred along with $2.0 million in lower net sales from professional workshops.

Our Education segment cost of sales for the six months ended June 30, 2014, increased $5.6 million, or 1.8%, from $316.9 million for the same period in 2013, to $322.6 million. The increase was attributed to a $17.5 million increase in cost of sales, excluding pre-publication and publishing rights amortization of which $15.5 million was attributed to additional volume. As a percent of sales, our cost of sales, excluding pre-publication and publishing rights amortization increased to 43.6% from 43.2% resulting in an approximate $2.0 million of decrease in profitability. The decrease in product profitability was the result of the mix of basal programs sold carrying low product cost which have benefitted from economies of scale of large print runs, being offset by a 2.3% increase in the royalty as a percent of net sales which had a negative impact on profitability of an approximate $11.2 million.

Our Education segment selling and administrative expense for the six months ended June 30, 2014, increased $15.2 million, or 7.1%, from $213.6 million for the same period in 2013, to $228.8 million. The increase was primarily due to increased commission costs of $11.6 million associated with the increase in net sales and an increase attributed to higher technology cost, higher labor costs and increased outside labor to support 2014 adoptions.

Our Education segment Adjusted EBITDA for the six months ended June 30, 2014, increased $5.6 million, or 7.7%, from an income of $73.4 million for the same period in 2013, to an income of $79.1 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. Our Education segment Adjusted EBITDA as a percentage of net sales was 16.3% of net sales for the six months ended June 30, 2013 and 2014, was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Six Months Ended June 30,		2014 vs. 2013
	2014	2013	Dollar change	Percent change
Net sales	$69,331	$78,985	$(9,654)	(12.2)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	47,255	48,113	(858)	(1.8)%
Publishing rights amortization	5,782	6,494	(712)	(11.0)%
Pre-publication amortization	419	541	(122)	(22.6)%

Cost of sales	53,456	55,148	(1,692)	(3.1)%
Selling and administrative	21,731	20,020	1,711	8.5%
Other intangible asset amortization	1,079	920	159	17.3%

Operating income (loss)	$(6,935)	$2,897	$(9,832)	NM

Net income (loss)	$(6,935)	$2,897	$(9,832)	NM

Adjustments from net income (loss) to Education segment Adjusted EBITDA
Depreciation expense	276	235	41	17.4%
Amortization expense	7,281	7,955	(674)	(8.5)%
Fees, expenses or charges for equity offerings, debt or acquisitions	—	—	—	NM
Purchase accounting adjustments	—	221	(221)	NM

Education segment Adjusted EBITDA	$622	$11,308	$(10,686)	(94.5)%

Education segment Adjusted EBITDA as a % of net sales	0.9%	14.3%

NM = not meaningful

Our Trade Publishing segment net sales for the six months ended June 30, 2014, decreased $9.7 million, or 12.2%, from $79.0 million for the same period in 2013, to $69.3 million. The decrease was largely driven by a decrease in Trade Publishing net sales as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period. Additionally, sales of front list titles were down from the prior year as the prior year benefited from successful front list titles such as Francona.

Our Trade Publishing segment cost of sales for the six months ended June 30, 2014, decreased $1.7 million, or 3.1%, from $55.1 million for the same period in 2013, to $53.5 million. The decrease is primarily related to decreased sales and lower amortization expense of $0.7 million related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the six months ended June 30, 2014, increased $1.7 million, or 8.5%, from $20.0 million for the same period in 2013, to $21.7 million. The increase was primarily related to higher promotional expenses and development costs.

Our Trade Publishing segment Adjusted EBITDA for the six months ended June 30, 2014, decreased $10.7 million, or 94.5%, from $11.3 million for the same period in 2013, to $0.6 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 0.9% for the six months ended June 30, 2014, which was down from 14.3% for the same period in 2013 due to the identified factors impacting, cost of sales and selling and administrative expenses after removing those items not included in segment adjusted EBITDA.

Corporate and Other

	Six Months Ended June 30,
	2014	2013	Dollar change	Percent change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	3,000	(3,000)	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	3,000	(3,000)	NM
Selling and administrative	38,724	30,082	8,642	28.7%
Severance and other charges	5,119	3,481	1,638	47.1%

Operating income (loss)	$(43,843)	$(36,563)	$(7,280)	(19.9)%

Interest expense	(8,692)	(11,585)	2,893	25.0%
Change in fair value of derivative instruments	(308)	(479)	171	35.7%
Loss on extinguishment of debt	—	(598)	598	NM

Income (loss) before taxes	(52,843)	(49,225)	(3,618)	(7.3%)
Income tax expense	3,959	4,357	(398)	9.1%

Net income (loss)	$(56,802)	$(53,582)	$(3,220)	(6.0%)

Adjustments from net income (loss) to Corporate and Other segment Adjusted EBITDA
Interest expense	8,692	11,585	(2,893)	(25.0)%
Provision (benefit) for income taxes	3,959	4,357	(398)	(9.1)%
Depreciation expense	3,011	3,456	(445)	(12.9)%
Non-cash charges—(gain) loss on foreign currency hedge	308	479	(171)	(35.7)%
Non-cash charges—stock compensation	5,944	3,275	2,669	81.5%
Fees, expenses or charges for equity offerings, debt or acquisitions	3,690	1,764	1,926	109.2%
Restructuring	2,412	1,539	873	56.7%
Severance, separation costs and facility closures	5,119	6,481	(1,362)	(21.0)%
Debt extinguishment loss	—	598	(598)	NM

Corporate and Other segment Adjusted EBITDA	$(23,667)	$(20,048)	$(3,619)	(18.1)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for six months ended June 30, 2014, increased $8.6 million, or 28.7%, from $30.1 million for the same period in 2013, to $38.7 million. The increase was attributed to higher consulting and professional fees of $6.6 million due to costs related to Amendment No. 4 to our term loan facility along with the registration of additional securities and three business acquisitions. Further, there was a $2.7 million increase in equity compensation charges.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2014, decreased $3.6 million, or 18.1%, from a loss of $20.0 million for the same period in 2013, to a loss of $23.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition related activity, restructuring costs, severance and facility costs. The increase in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$139,429	$313,628
Short-term investments	53,587	111,721
Current portion of long-term debt	2,500	2,500
Long-term debt	241,875	243,125

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Net cash used in operating activities	$(132,107)	$(152,768)

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

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.25% per annum or the alternate base rate plus 2.25%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of June 30, 2014, the interest rate of the term loan facility was 4.25%. As of June 30, 2014, we had approximately $244.4 million outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $230.7 million of borrowing availability under our revolving credit facility and approximately $19.3 million of outstanding letters of credit as of June 30, 2014.

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

The term loan facility contains financial covenants based on a defined EBITDA calculation requiring the Company, on a consolidated basis, to maintain a certain minimum interest coverage ratio and a certain maximum leverage ratio. The interest coverage ratio is now 9.0 to 1.0 for fiscal quarters ending through maturity. The maximum leverage ratio is now 2.0 to 1.0 for fiscal quarters ending through maturity. The revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $31.25 million and 15% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. We were in compliance with each of these covenants in the term loan facility as of June 30, 2014, and the minimum fixed charge coverage ratio was not applicable under the revolving credit facility. The senior secured credit facilities also contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $139.4 million of cash and cash equivalents and $53.6 million of short-term investments at June 30, 2014. We had $313.6 million of cash and cash equivalents and $111.7 million of short-term investments at December 31, 2013.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash used in operating activities was $132.1 million for the six months ended June 30, 2014, a $20.7 million decrease from the $152.8 million used in operating activities for the six months ended June 30, 2013. The decrease in cash used in operating activities from 2013 to 2014 was primarily driven by less profitable operations, net of depreciation and amortization, of $1.6 million, offset by favorable net changes in operating assets and liabilities of $22.3 million. These changes were primarily due to favorable changes in deferred revenue of $99.0 million, favorable changes in inventories of $8.4 million, favorable changes in accounts payable of $14.2 million, favorable changes in royalties of $14.8 million, and favorable net changes in other operating assets and liabilities of $8.8 million, offset by unfavorable changes in accounts receivables of $122.9 million.

Investing activities

Net cash used in investing activities was $43.8 million for the six months ended June 30, 2014, a decrease of $26.0 million from the $69.9 million used in investing activities for the six months ended June 30, 2013. The decrease in cash investing expenditures is primarily attributed to a $13.5 million decrease in pre-publication costs and property, plant and equipment, primarily platforms, along with an increase in net proceeds of $19.7 million from short-term investment activity. The overall decrease was offset slightly by an increase in acquisition of business activity expenditures of $3.8 million relating to the three acquisitions that occurred during 2014.

Financing activities

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2014, an increase of $3.0 million from the $1.3 million of net cash used in financing activities for the six months ended June 30, 2013. The increase was due to proceeds from stock option exercises of $3.3 million offset by tax withholding payments related to net share settlements of restricted stock units of $0.4 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended June 30, 2014 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Covenant Compliance

As of June 30, 2014, we were in compliance with all of our debt covenants.

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

As of June 30, 2014, we have $244.4 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $2.4 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at June 30, 2014. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2014 and December 31, 2013. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

August 14, 2014	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer) and Director

Houghton Mifflin Harcourt Company (Registrant)

August 14, 2014	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)