Form 10-Q
period 2014-09-30
Houghton Mifflin Harcourt Co
filed 2014-11-06
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2014 was 141,479,963.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$296,840	$313,628
Short-term investments	291,637	111,721
Accounts receivable, net of allowance for bad debts and book returns of $46.1 million and $40.6 million, respectively	528,400	318,101
Inventories	190,426	182,194
Deferred income taxes	19,627	29,842
Prepaid expenses and other assets	14,485	16,130

Total current assets	1,341,415	971,616
Property, plant, and equipment, net	137,847	140,848
Pre-publication costs, net	249,081	269,488
Royalty advances to authors, net of allowance of $49.6 million and $41.2 million, respectively	49,713	46,881
Goodwill	532,921	531,786
Other intangible assets, net	830,607	919,994
Other assets	36,121	29,773

Total assets	$3,177,705	$2,910,386

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,500	$2,500
Accounts payable	100,050	105,012
Royalties payable	85,842	65,387
Salaries, wages, and commissions payable	61,711	29,945
Deferred revenue	162,372	107,905
Interest payable	48	55
Severance and other charges	5,648	8,184
Accrued postretirement benefits	2,141	2,141
Other liabilities	37,787	32,002

Total current liabilities	458,099	353,131
Long-term debt	241,250	243,125
Royalties payable	—	1,520
Long-term deferred revenue	379,685	189,258
Accrued pension benefits	16,066	24,405
Accrued postretirement benefits	21,963	23,860
Deferred income taxes	109,836	116,999
Other liabilities	102,582	107,812

Total liabilities	1,329,481	1,060,110

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 141,354,618 and 140,044,400 shares issued at September 30, 2014 and December 31, 2013, respectively; 141,272,596 and 139,962,378 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,400	1,400
Treasury stock, 82,022 shares as of September 30, 2014 and December 31, 2013	—	—
Capital in excess of par value	4,774,089	4,750,589
Accumulated deficit	(2,916,179)	(2,888,422)
Accumulated other comprehensive income (loss)	(11,086)	(13,291)

Total stockholders’ equity	1,848,224	1,850,276

Total liabilities and stockholders’ equity	$3,177,705	$2,910,386

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2014	2013	2014	2013

Net sales	$551,008	$550,190	$1,106,831	$1,079,735
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	205,395	214,750	464,839	460,566
Publishing rights amortization	25,048	33,501	80,575	106,088
Pre-publication amortization	33,463	31,815	94,500	88,468

Cost of sales	263,906	280,066	639,914	655,122
Selling and administrative	167,741	156,592	457,034	420,295
Other intangible asset amortization	3,029	2,654	8,981	16,087
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	—	—	1,279	8,500
Severance and other charges	181	3,343	5,300	6,824

Operating income (loss)	116,151	107,535	(5,677)	(27,093)

Other income (expense)
Interest expense	(4,662)	(5,041)	(13,354)	(16,626)
Change in fair value of derivative instruments	(1,252)	250	(1,560)	(229)
Loss on extinguishment of debt	—	—	—	(598)

Income (loss) before taxes	110,237	102,744	(20,591)	(44,546)
Income tax expense (benefit)	3,207	(2,368)	7,166	1,989

Net income (loss)	$107,030	$105,112	$(27,757)	$(46,535)

Net income (loss) per share attributable to common stockholders
Basic	$0.76	$0.75	$(0.20)	$(0.33)

Diluted	$0.75	$0.75	$(0.20)	$(0.33)

Weighted average shares outstanding
Basic	140,742,786	139,919,218	140,269,383	139,918,392

Diluted	143,583,901	140,357,220	140,269,383	139,918,392

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013

Net income (loss)	$107,030	$105,112	$(27,757)	$(46,535)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(485)	501	218	22

Net changes related to pension liabilities, reclassified from accumulated other comprehensive income
Amortization of prior service cost	—	—	243	—
Settlement loss recognized	—	—	1,740	—

Change in pension liability, net	—	—	1,983	—

Unrealized gain (loss) on short-term investments	—	7	4	(4)

Other comprehensive income (loss), net of taxes	(485)	508	2,205	18

Comprehensive income (loss)	$106,545	$105,620	$(25,552)	$(46,517)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2014	2013
Cash flows from operating activities
Net loss	$(27,757)	$(46,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Gain on sale of assets	—	(2,720)
Depreciation and amortization expense	236,941	254,964
Amortization of deferred financing costs	3,563	3,609
Deferred income taxes	3,052	1,415
Noncash stock-based compensation expense	8,805	6,923
Change in fair value of derivative instruments	1,560	229
Loss on extinguishment of debt	—	598
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(207,212)	(246,156)
Inventories	(8,228)	(843)
Accounts payable and accrued expenses	47,409	92,384
Royalties, net	16,103	2,080
Deferred revenue	244,043	3,799
Interest payable	(7)	(18)
Severance and other charges	(4,988)	(1,916)
Accrued pension and postretirement benefits	(10,236)	(11,695)
Other, net	(3,601)	(18,325)

Net cash (used in) provided by operating activities	300,726	46,293

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	94,190	193,632
Purchases of short-term investments	(274,599)	(174,672)
Additions to pre-publication costs	(90,280)	(112,597)
Additions to property, plant, and equipment	(49,779)	(46,232)
Proceeds from sale of assets	—	4,825
Acquisition of business, net of cash acquired	(9,091)	(5,276)
Investment in preferred stock	—	(1,500)

Net cash (used in) provided by investing activities	(329,559)	(141,820)

Cash flows from financing activities
Payments of long-term debt	(1,875)	(1,875)
Tax withholding payments related to net share settlements of restricted stock units	(723)	—
Proceeds from stock option exercises	14,643	—

Net cash provided by (used in) financing activities	12,045	(1,875)

Net (decrease) increase in cash and cash equivalents	(16,788)	(97,402)
Cash and cash equivalents
Beginning of period	313,628	329,078
Net (decrease) increase in cash and cash equivalents	(16,788)	(97,402)

End of period	$296,840	$231,676

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non cash)	$8,534	$11,239
Property, plant, and equipment included in accounts payable (non cash)	1,914	2,847
Property, plant, and equipment acquired under capital leases (non cash)	3,644	4,591

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of September 30, 2014 and December 31, 2013 and the three and nine month periods ended September 30, 2014 and September 30, 2013.

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

During the first quarter of 2014, we recorded an out of period correction of approximately $1.1 million reducing net sales and increasing deferred revenue that should have been deferred previously. In addition, during the first quarter of 2014, we recorded approximately $3.5 million of incremental expense, primarily commissions, related to the prior year. These out-of-period corrections had no impact on our debt covenant compliance. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements and does not expect them to be material for the full fiscal year 2014. Additionally, we revised previously reported December 31, 2013 balance sheet amounts to severance and other charges of $7.3 million, which has been reclassified as long term and to current deferred revenue of $5.2 million which has also been reclassified as long term. This revision was not material to the reported consolidated balance sheet for any previously filed periods.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and nine months ended September 30, 2014 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We do not believe the adoption of this new accounting standard will impact our consolidated financial statements.

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

On May 12, 2014, we completed the acquisition of certain assets and liabilities of Channel One News, which is a digital content provider dedicated to encouraging kids to be informed, digitally-savvy global citizens. The acquisition allows for continued development of high-quality digital content for students, teachers and parents across multiple modalities, and brings video and cross-media production capabilities to HMH.

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

In 2013, we made a $1.5 million investment in preferred stock. Based on impairment indicators, we were required to remeasure the fair value of our 2013 investment with any resulting gain or loss recognized in the statement of operations. Based on the implied fair value of the investment, we recorded an impairment charge of approximately $1.3 million during the nine months ended September 30, 2014 relating to the fair value remeasurement.

5.	Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Finished goods	$185,599	$177,017
Raw materials	4,827	5,177

Inventory	$190,426	$182,194

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$532,921	$—	$531,786	$—
Trademarks and trade names	440,119	—	440,005	—
Publishing rights	1,180,000	(864,512)	1,180,000	(783,937)
Customer related and other	283,227	(208,227)	283,172	(199,246)

	$2,436,267	$(1,072,739)	$2,434,963	$(983,183)

The changes in the carrying amount of goodwill for the periods ended September 30, 2014 and December 31, 2013 were as follows:

Goodwill	$1,974,286
Accumulated impairment losses	(1,442,500)

Balance at December 31, 2013	$531,786

Acquisitions	1,135

Balance at September 30, 2014	$532,921

Goodwill	1,975,421
Accumulated impairment losses	(1,442,500)

Balance at September 30, 2014	$532,921

Amortization expense for publishing rights and customer related and other intangibles were $28.1 million and $36.2 million for the three months ended September 30, 2014 and 2013, respectively, and $89.6 million and $122.2 million for the nine months ended September 30, 2014 and 2013, respectively.

7.	Debt

Our debt consisted of the following:

	September 30, 2014	December 31, 2013
$250,000 term loan due May 21, 2018 interest payable monthly	$243,750	$245,625
Less: Current portion of long-term debt	2,500	2,500

Total long-term debt	$241,250	$243,125

On January 15, 2014, we entered into Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in its consolidated statements of operations for the nine months ended September 30, 2014.

Loan Covenants

We are required to meet certain restrictive financial covenants as defined under our term loan facility and revolving credit facility. We have financial covenants pertaining to interest coverage, maximum leverage, and fixed charge ratios. The interest coverage ratio is now 9.0 to 1.0 for all fiscal quarters ending through maturity. The maximum leverage ratio is now 2.0 to 1.0 for all fiscal quarters ending through maturity. The fixed charge ratio, which only pertains to the revolving credit facility and is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. As of September 30, 2014, we were in compliance with all of our debt covenants.

Loan Guarantees

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured credit facilities are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrowers and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

8.	Severance and Other Charges

2014

During the nine months ended September 30, 2014, $6.8 million of severance payments were made to employees whose employment ended in 2014 and prior years and $3.5 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.8 million to reflect additional costs for severance, which we expect to pay over the next twelve months, along with a $1.5 million accrual for additional space vacated.

2013

During the nine months ended September 30, 2013, $3.4 million of severance payments were made to employees whose employment ended in 2013 and prior years and $5.3 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $5.6 million to reflect additional costs for severance, which have been substantially paid along with a $1.2 million accrual for additional space vacated.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2014
Severance costs	$4,115	$3,824	$(6,824)	$1,115
Other accruals	11,416	1,476	(3,464)	9,428

	$15,531	$5,300	$(10,288)	$10,543

	2013
	Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2013
Severance costs	$2,142	$5,617	$(3,447)	$4,312
Other accruals	16,148	1,207	(5,293)	12,062

	$18,290	$6,824	$(8,740)	$16,374

The current portion of the severance and other charges was $5.6 million and $8.2 million as of September 30, 2014 and December 31, 2013, respectively.

9.	Income Taxes

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

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

For the three months ended September 30, 2014 and 2013, we recorded an income tax expense (benefit) of approximately $3.2 million and $(2.4) million, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded an income tax expense of approximately $7.2 million and $2.0 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 2.9% and (2.3)% for the three months ended September 30, 2014 and 2013, respectively, and 34.8% and 4.5% for the nine months ended September 30, 2014 and 2013, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest, were $63.2 million and $62.3 million at September 30, 2014 and December 31, 2013, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets.

10.	Retirement and Postretirement Benefit Plans

We have a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers certain employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. We also have a nonqualified defined benefit plan, or nonqualified plan, that previously covered employees who earned over the qualified pay limit as determined by the U.S. Internal Revenue Service. The nonqualified plan accrues benefits for the participants based on the cash balance plan calculation. In 2007, both the qualified and nonqualified pension plans eliminated participation in the plans for new employees hired after October 31, 2007. We also had a foreign defined benefit plan. On July 20, 2011, we entered into a bulk annuity policy with a third party which effectively terminated the foreign defined benefit plan. This policy covered all known plan beneficiaries and liabilities and represents a full transfer of the plan’s financial and longevity risk to the third party. At the time, this termination did not constitute a settlement of liability under applicable accounting guidance for pension plans. Following a full plan data cleansing, the bulk annuity policy was converted into individual annuity policies at which point the plan was discharged of all future liability with respect to the plan beneficiaries. On May 28, 2014, the conversion to individual annuity policies along with the liability discharge occurred, which resulted in a settlement charge of approximately $1.7 million. This amount has been recorded to the selling and administrative line in our consolidated statements of operations for the nine months ended September 30, 2014.

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

Net periodic benefit cost for our pension and other postretirement benefits plans consisted of the following:

	Pension Benefits
	Nine Months Ended September 30,
	2014	2013
Interest cost	$6,031	$5,569
Expected return on plan assets	(7,869)	(7,608)
Amortization of prior service cost	250	—
Amortization of net loss	3	252
Settlement loss recognized	1,740	—

Net periodic benefit cost (credit)	$155	$(1,787)

	Other Post Retirement Benefits
	Nine Months Ended September 30,
	2014	2013
Service cost	$134	$167
Interest cost	887	821
Amortization of prior service cost	(1,036)	(1,036)
Amortization of net loss	—	232

Net periodic benefit (credit) cost	$(15)	$184

Contributions for the pension and post-retirement benefit plans for the nine months ended September 30, 2014 and September 30, 2013 were $6.6 million and $8.4 million, respectively.

We expect to contribute an additional $2.3 million during the remainder of 2014.

11.	Fair Value Measurements

The accounting standard for fair value measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The accounting standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$245,417	$245,417	$—	(a)
U.S. treasury securities	101,031	101,031	—	(a)
U.S. agency securities	219,240	—	219,240	(a)

	$565,688	$346,448	$219,240

Financial liabilities
Foreign exchange derivatives	$1,337	$—	$1,337	(a)

	$1,337	$—	$1,337

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$259,031	$259,031	$—	(a)
U.S. treasury securities	57,076	57,076	—	(a)
U.S. agency securities	54,645	—	54,645	(a)
Foreign exchange derivatives	222	—	222	(a)

	$370,974	$316,107	$54,867

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $245.4 million and $259.0 million invested in money market funds as of September 30, 2014 and December 31, 2013, respectively, we had $22.8 million and $54.6 million of cash held in bank accounts as of September 30, 2014 and December 31, 2013, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $22.0 million and $24.1 million at September 30, 2014 and December 31, 2013, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2014 and December 31, 2013, the fair value of our counterparty default exposure was less than $1.5 million and spread across several highly rated counterparties.

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2014 and 2013:

	September 30, 2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Investment in preferred stock	$—	$—	$1,279	(c)

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,970	$1,970	$—	(c)

	December 31, 2013	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$7,439	(b)
Pre-publication costs	—	—	1,061	(b)
Other intangible assets	4,200	4,200	500	(a)(c)

	$4,200	$4,200	$9,000

Nonfinancial liabilities
Contingent consideration liability associated with acquisitions	$1,881	$1,881	$—	(c)

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

We review software development costs, included within property, plant, and equipment, for impairment. There was no impairment recorded for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, software development costs of $7.4 million were impaired as the products will not be sold in the marketplace.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. There was no impairment recorded for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, pre-publication costs of $1.1 million were impaired as the programs will not be sold in the marketplace.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the nine months ended September 30, 2014 and September 30, 2013.

We perform an impairment test for our other intangible assets by comparing the assets’ fair value to their carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for the nine months ended September 30, 2014 and September 30, 2013. The fair value of goodwill and other intangible assets are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

We reviewed our former investment in preferred stock, which was included in other assets, periodically, for impairment. In connection with an acquisition, we remeasured the fair value of the investment and recorded an impairment of $1.3 million for the nine months ended September 30, 2014.

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for September 30, 2014 and December 31, 2013:

Level 3 Inputs Liabilities
Balance at December 31, 2013	$1,881
Change in fair value of contingent consideration liability, included in interest expense	89

Balance at September 30, 2014	$1,970

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2014 and December 31, 2013. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$250,000 term loan	$243,750	$243,445	$245,625	$247,774

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy, at September 30, 2014 and December 31, 2013. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $16.3 million and $23.0 million of performance-related surety bonds for our operating activities as of September 30, 2014 and December 31, 2013, respectively. An aggregate of $21.3 million and $19.7 million of letters of credit existed as of September 30, 2014 and December 31, 2013, respectively, of which $2.4 million backed the aforementioned performance-related surety bonds as of September 30, 2014 and December 31, 2013, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2014 and December 31, 2013.

Concentration of Credit Risk and Significant Customers

As of September 30, 2014, there were no individual customers that comprised more than 10% of our accounts receivable balance. There were two customers that represented approximately $55.8 million, or 10.6%, of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances. There are payables by the Company to the same customers in the amount of $29.5 million and there are legal or contractual rights to offset such customers.

As of December 31, 2013, two customers represented approximately $104.8 million, or 32.9%, of our accounts receivable, net balance and there existed a payable by the Company to one of the same customers in the amount of $4.6 million and there is a contractual right to offset with such customer.

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Numerator
Net income (loss) attributable to common stockholders	$107,030	$105,112	$(27,757)	$(46,535)

Denominator
Weighted average shares outstanding
Basic	140,742,786	139,919,218	140,269,383	139,918,392
Diluted	143,583,901	140,357,220	140,269,383	139,918,392
Net income (loss) per share attributable to common stockholders
Basic	$0.76	$0.75	$(0.20)	$(0.33)
Diluted	$0.75	$0.75	$(0.20)	$(0.33)

As we incurred a net loss in the nine month periods ended September 30, 2014 and 2013, presented above, the outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Stock options	306,861	2,863,663	10,886,685	10,446,461
Restricted stock units	—	86,196	147,063	96,611

14.	Segment Reporting

As of September 30, 2014, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from segment Adjusted EBITDA certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges and restructuring-related charges, as well as amortization expenses, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

(in thousands)	Three Months Ended September 30,			Total
	Education	Trade Publishing	Corporate/ Other
2014
Net sales	$504,724	$46,284	$—	$551,088
Segment Adjusted EBITDA	206,257	7,222	(13,192)	200,287
2013
Net sales	$504,585	$45,605	$—	$550,190
Segment Adjusted EBITDA	202,613	8,619	(5,738)	205,494

(in thousands)	Nine Months Ended September 30,			Total
	Education	Trade Publishing	Corporate/ Other
2014
Net sales	$991,216	$115,615	$—	$1,106,831
Segment Adjusted EBITDA	285,346	7,844	(36,859)	256,331
2013
Net sales	$955,145	$124,590	$—	$1,079,735
Segment Adjusted EBITDA	276,060	19,927	(25,786)	270,201

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Segment Adjusted EBITDA	$200,287	$205,494	$256,331	$270,201
Interest expense	(4,662)	(5,041)	(13,354)	(16,626)
Depreciation expense	(17,564)	(14,094)	(52,885)	(44,319)
Amortization expense	(61,540)	(67,970)	(184,056)	(210,643)
Stock compensation	(2,861)	(3,648)	(8,805)	(6,923)
Gain (loss) on derivative instruments	(1,252)	250	(1,560)	(229)
Asset impairment charges	—	—	(1,279)	(8,500)
Purchase accounting adjustments	(1,434)	(3,637)	(3,025)	(8,515)
Fees, expenses or charges for equity offerings, debt or acquisitions	(461)	(4,055)	(4,151)	(5,819)
Restructuring	(95)	(171)	(2,507)	(1,710)
Severance, separation costs and facility closures	(181)	(4,384)	(5,300)	(10,865)
Debt extinguishment loss	—	—	—	(598)

Net income (loss) from continuing operations before taxes	110,237	102,744	(20,591)	(44,546)

Provision for income taxes	(3,207)	2,368	(7,166)	(1,989)

Net income (loss)	$107,030	$105,112	$(27,757)	$(46,535)

15.	Subsequent Events

On November 3, 2014, the Company’s Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s Common Stock over a period of two years. Repurchases under the program may be made from time to time in open market or privately negotiated transactions. The extent and timing of any such repurchases would be at the Company’s discretion and subject to market conditions, applicable legal requirements and other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HMH should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities Exchange Commission (the “SEC”) on March 27, 2014. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Net Sales

We derive revenue primarily from the sale of print and digital textbooks and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition and a provision for product returns. Deferred revenues primarily derive from of work-texts, workbooks, online interactive digital content, digital and on-line learning components. The work-texts and workbooks are deferred until delivered, which often extends over the life of the contract and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and on-line learning components to address the needs of the education marketplace; thus, resulting in an increase in the percentage of our net sales being deferred.

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Twenty states, known as adoption states, approve and procure new basal programs usually every five to seven years on a state-wide basis, before individual schools or school districts are permitted to schedule the purchase of materials. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to nine year cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose. Our basal programs, primarily in adoption states, typically have the higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered along with greater component and digital product offerings.

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products along with the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the transition to e-books and any resulting impact on market growth;

•	the publishing of bestsellers along with obtaining recognized authors; and

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year.

State or district per-student funding levels, which closely correlate with state and local receipts from income, sales and property taxes, impact our sales as institutional customers are affected by funding cycles. Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials. Recently, total educational materials expenditures by institutions in the United States is rebounding in the wake of the economic recovery. Globally, education expenditures are projected to grow at 7% through 2018, according to GSV Asset Management.

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. Florida implemented a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2015, for purchase in 2016. Texas school districts are purchasing mathematics and science materials in 2014, and this fall the State adopted social studies and high school math materials for purchase in 2015. California adopted math materials in 2013, with purchases expected to be spread over 2014-15, and is scheduled to adopt English language arts materials in 2015 for purchase beginning in 2016. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session will appropriate funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured over 50% of the market share in these states in the years that they adopt educational materials for various subjects.

Longer-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. According to the U.S. Department of Education’s National Center for Education Statistics (“NCES”), student enrollments are expected to increase from 54.7 million in 2010, to over 58.0 million by the 2020 school year. Outside of the United States, the global education market continues to demonstrate strong macroeconomic growth characteristics. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to United Nations Educational, Scientific and Cultural Organization (“UNESCO”), rapid population growth has caused pre-primary enrollments to grow by 16.2% worldwide from 2007 to 2011. The global population is expected to be approximately 9.0 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

The digitalization of education content and delivery is also driving a substantial shift in the education market. As the K-12 educational market transitions to purchasing more digital solutions, our ability to offer embedded assessments, adaptive learning, real-time interaction and student-specific personalization in addition to our core educational content in a platform- and device-agnostic manner provide new opportunities for growth.

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

Cost of sales, excluding pre-publication and publishing rights

Cost of sales, excluding pre-publication and publishing rights, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content operations department. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform operations department. We also include depreciation expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher gratis expense. A change in the sales mix of these products can impact consolidated profitability.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative costs are variable costs such as commission expense, outbound transportation costs, sampling and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions and advertising. We expect our selling and administrative costs in dollars to increase as we invest in new growth initiatives.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, content rights and licenses. Our customer relationships, which constituted the largest component of the amortization expense over the past two years, pertained to our assessment customers and was fully amortized as of September 30, 2014. The existing software, content rights and licenses will be amortized over varying periods of 6 to 25 years.

Interest expense

Our interest expense includes interest accrued on our term loan facility, along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2014 and 2013

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Dollar change	Percent Change
(dollars in thousands)
Net sales	$551,008	$550,190	$818	0.1%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	205,395	214,750	(9,355)	(4.4)%
Publishing rights amortization	25,048	33,501	(8,453)	(25.2)%
Pre-publication amortization	33,463	31,815	1,648	5.2%

Cost of sales	263,906	280,066	(16,160)	(5.8)%
Selling and administrative	167,741	156,592	11,149	7.1%
Other intangible asset amortization	3,029	2,654	375	14.1%
Severance and other charges	181	3,343	(3,162)	(94.6)%

Operating income	116,151	107,535	8,616	8.0%

Other income (expense):
Interest expense	(4,662)	(5,041)	379	7.5%
Change in fair value of derivative instruments	(1,252)	250	(1,502)	NM

Income before taxes	110,237	102,744	7,493	7.3%
Income tax expense (benefit)	3,207	(2,368)	5,575	NM

Net income	$107,030	$105,112	$1,918	1.8%

NM = not meaningful

Net sales for the three months ended September 30, 2014 increased $0.8 million, or 0.1%, from $550.2 million for the same period in 2013, to $551.0 million. The net sales increase was largely driven by assessment sales, which increased by $7.0 million on the strength of our new addition to the Woodcock Johnson product line. There were also higher net sales of $4.0 million of the Heinemann products, due primarily to the Leveled Literacy Invention product line. Offsetting the aforementioned increases were lower net sales of $5.0 million of traditional print supplemental products due to an aging product base and a $4.0 million decline in international sales due to a decline in licensing revenue. We also had strong adoption sales in Texas, California and South Carolina; however, these sales were offset by increased deferred revenue which increased $140.6 million during the quarter. Our billings for the three months ended September 30, 2014 increased approximately $143.0 million, or 26%, from the same period in 2013. The increase in the amount of net sales that have been deferred is attributed to our change in product mix and the increase in our digital offerings.

Operating income for the three months ended September 30, 2014 increased $8.6 million from $107.5 million for the same period in 2013 to $116.2 million, due primarily to the following:

•	Our cost of sales, excluding pre-publication and publishing rights amortization, decreased $9.4 million. As a percent of net sales, our cost of sales, excluding pre-publication and publishing rights amortization, decreased to 37.3% from 39.0%, resulting in an approximate $9.7 million of improved net profitability. The increase in product profitability was primarily the result of a reduction of our product cost of $16.7 million, partially offset by a 0.6% increase in royalties as a percent of net sales, which had a negative impact on profitability of an approximate $3.5 million, and higher depreciation expense of $3.5 million attributed to higher platform spend over the past several years,

•	Further, there was a $6.4 million net reduction in net amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods,

•	Partially offsetting the aforementioned, there was an increase in selling and administrative costs of $11.1 million, primarily due to increased variable costs of $16.2 million, primarily commissions, associated with the approximately $143.0 million increase in our billings, higher technology costs of $2.8 million, offset by lower labor and incentive compensation of $6.8 million, including a $0.8 million decrease in stock-based compensation, along with lower fixed costs.

Interest expense for the three months ended September 30, 2014 decreased $0.4 million, or 7.5%, to $4.7 million from $5.0 million for the same period in 2013, primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Change in fair value of derivative instruments for the three months ended September 30, 2014 unfavorably changed by $1.5 million from income of $0.2 million in 2013, to an expense of $1.3 million in 2014. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Income tax expense for the three months ended September 30, 2014 increased $5.6 million from a benefit of $2.4 million in 2013, to an expense of $3.2 million in 2014. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 2.9% and (2.3)% for the three months ended September 30, 2014 and 2013, respectively.

Consolidated Operating Results for the Nine Months Ended September 30, 2014 and 2013

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Dollar change	Percent Change
(dollars in thousands)
Net sales	$1,106,831	$1,079,735	$27,096	2.5%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	464,839	460,566	4,273	0.9%
Publishing rights amortization	80,575	106,088	(25,513)	(24.0)%
Pre-publication amortization	94,500	88,468	6,032	6.8%

Cost of sales	639,914	655,122	(15,208)	(2.3)%
Selling and administrative	457,034	420,295	36,739	8.7%
Other intangible asset amortization	8,981	16,087	(7,106)	(44.2)%
Impairment charge for investment in preferred stock, pre-publication costs and fixed assets	1,279	8,500	(7,221)	(85.0)%
Severance and other charges	5,300	6,824	(1,524)	(22.3)%

Operating loss	(5,677)	(27,093)	21,416	79.0%

Other income (expense):
Interest expense	(13,354)	(16,626)	3,272	19.7%
Change in fair value of derivative instruments	(1,560)	(229)	(1,331)	NM
Loss on debt extinguishment	—	(598)	598	NM

Loss before taxes	(20,591)	(44,546)	23,955	53.8%
Income tax expense	7,166	1,989	5,177	NM

Net loss	$(27,757)	$(46,535)	$18,778	40.4%

NM = not meaningful

Net sales for the nine months ended September 30, 2014 increased $27.1 million, or 2.5%, from $1,079.7 million for the same period in 2013, to $1,106.8 million. The increase was largely driven by the domestic education basal business, as net sales increased $46.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was a net change of $245.0 million of net sales for the first nine months of 2014 that were deferred and will be recognized over time rather than immediately. Our billings for the nine months ended September 30, 2014 increased approximately $269.0 million, almost 25%, from the same period last year. There were also higher net sales of $10.0 million from the Heinemann business, primarily related to the Leveled Literacy Intervention product line. Partially offsetting the increase was a $9.0 million decrease in Trade Publishing net sales, as the prior year period benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period. Additionally, net sales of professional development and professional services in the domestic education market decreased by $12.0 million, primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred. Further, there was a $9.0 million decline in international sales due to a decline in licensing revenue.

Operating loss for the nine months ended September 30, 2014 improved $21.4 million, or 79.0%, from a loss of $27.1 million for the same period in 2013, to a loss of $5.7 million, due primarily to the following:

•	An increase in net sales of $27.1 million due to the previously mentioned drivers,

•	Further, there was a $26.6 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods,

•	Further, there was a $7.2 million reduction in impairment costs compared to the prior year. In 2013, there were $7.4 million of software development costs impaired and $1.1 million of pre-publication costs impaired. In 2014, we recorded a $1.3 million impairment charge related to an investment in preferred stock,

•	Offsetting the aforementioned, our cost of sales, excluding pre-publication and publishing rights amortization, increased $4.3 million, of which $11.6 million was attributed to additional volume. As a percent of net sales, our cost of sales, excluding pre-publication and publishing rights amortization decreased to 42.0% from 42.7%, resulting in an approximate $7.3 million increase in profitability. The increase in product profitability was the result of a reduction in our product cost of $29.6 million, partially offset by a 1.2% increase in royalties as a percent of net sales attributed to the increased billings, which had a negative impact on profitability of an approximate $13.8 million, and higher depreciation expense of $8.5 million, attributed to increased platform spend over the past several years,

•	Also, there was an increase in selling and administrative costs of $36.7 million, primarily due to increased variable costs of $24.9 million, primarily commissions, associated with the approximately $269.0 million increase in our billings, higher technology costs of $8.4 million, $1.5 million of fees associated with the refinancing of our debt and with the registration of securities, and a $1.9 million increase in stock-based compensation due to additional equity award issuances.

Interest expense for the nine months ended September 30, 2014 decreased $3.3 million, or 19.7%, to $13.4 million from $16.6 million for the same period in 2013, primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Change in fair value of derivative instruments for the nine months ended September 30, 2014 unfavorably changed by $1.3 million from an expense of $0.2 million in 2013 to an expense of $1.6 million in 2014. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Income tax expense for the nine months ended September 30, 2014 increased $5.2 million from an expense of $2.0 million in 2013, to an expense of $7.2 million in 2014. For both periods, the income tax expense was impacted by certain discrete tax, items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 34.8% and 4.5% for the nine months ended September 30, 2014 and 2013, respectively.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA in addition to our GAAP results. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, facility closure costs, and acquisition costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets and positive trends in Adjusted EBITDA are used as performance measures and to determine certain compensation of management. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net earnings in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$107,030	$105,112	$(27,757)	$(46,535)
Interest expense	4,662	5,041	13,354	16,626
Provision (benefit) for income taxes	3,207	(2,368)	7,166	1,989
Depreciation expense	17,564	14,094	52,885	44,319
Amortization expense (1)	61,540	67,970	184,056	210,643
Non-cash charges—stock compensation	2,861	3,648	8,805	6,923
Non-cash charges—(gain) loss on derivative instruments	1,252	(250)	1,560	229
Asset impairment charges	—	—	1,279	8,500
Purchase accounting adjustments (2)	1,434	3,637	3,025	8,515
Fees, expenses or charges for equity offerings, debt or acquisitions	461	4,055	4,151	5,819
Restructuring	95	171	2,507	1,710
Severance separation costs and facility closures (3)	181	4,384	5,300	10,865
Debt extinguishment loss	—	—	—	598

Adjusted EBITDA	$200,287	$205,494	$256,331	$270,201

(1)	Includes pre-publication amortization of $33,463 and $31,815 for the three months ended September 30, 2014 and 2013, respectively, and $94,500 and $88,468 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.
(3)	Represents costs associated with restructuring. Included in such costs are severance and vacancy of excess facilities.

Segment Operating Results

Results of Operations—Comparing Three Months Ended September 30, 2014 and 2013

Education

	Three Months Ended September 30,
	2014	2013	Dollar change	Percent change
Net sales	$504,724	$504,585	$139	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	177,868	188,514	(10,646)	(5.6)%
Publishing rights amortization	22,240	30,345	(8,105)	(26.7)%
Pre-publication amortization	33,233	31,522	1,711	5.4%

Cost of sales	233,341	250,381	(17,040)	(6.8)%
Selling and administrative	137,412	128,802	8,610	6.7%
Other intangible asset amortization	2,489	2,193	296	13.5%

Operating income	$131,482	$123,209	$8,273	6.7%

Net income	$131,482	$123,209	$8,273	6.7%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	15,378	12,094	3,284	27.2%
Amortization expense	57,963	64,060	(6,097)	(9.5)%
Purchase accounting adjustments	1,434	3,250	(1,816)	(55.9)%

Education segment Adjusted EBITDA	$206,257	$202,613	$3,644	1.8%

Education segment Adjusted EBITDA as a % of net sales	40.9%	40.2%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2014 increased $0.1 million from $504.6 million for the same period in 2013, to $504.7 million. The net sales increase was largely driven by assessment sales, which increased by $7.0 million on the strength of our new addition to the Woodcock Johnson product line. There were also higher net sales of $4.0 million of the Heinemann products, due primarily to the Leveled Literacy Invention product line. Offsetting the aforementioned increases were lower net sales of $5.0 million of traditional print supplemental products due to an aging product base and a $4.0 million decline in international sales due to a decline in licensing revenue. We also had strong adoption sales in Texas, California and South Carolina; however, these sales were offset by increased deferred revenue of $140.6 million. Our billings for the three months ended September 30, 2014 increased approximately $143.0 million, or 26%, from the same period in 2013. The increase in the amount of net sales that have been deferred is attributed to our change in product mix and the increase in our digital offerings that are delivered over time.

Our Education segment cost of sales for the three months ended September 30, 2014, decreased $17.0 million, or 6.8%, from $250.4 million for the same period in 2013, to $233.3 million. The decrease was attributed to a $10.6 million decrease in cost of sales, excluding pre-publication and publishing rights amortization, which as a percent of net sales, decreased to 35.2% from 37.4%, resulting in an approximate $10.7 million of improved profitability. The increase in product profitability was the result of a reduction in our product cost. Further, there was a $6.1 million reduction in net amortization expense related to publishing rights, pre-publication and other intangible assets due to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended September 30, 2014, increased $8.6 million, or 6.7%, from $128.8 million for the same period in 2013, to $137.4 million. The increase was primarily due to increased variable costs of $16.7 million, primarily commissions, associated with the approximately $143.0 million increase in our billings partially offset by decreased labor-related, marketing and promotion costs.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2014, increased $3.6 million, or 1.8%, from $202.6 million for the same period in 2013, to $206.3 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. Education segment Adjusted EBITDA as a percentage of net sales increased from 40.2% of net sales for the three months ended September 30, 2013 to 40.9% for the same period in 2014, and was due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended September 30,
	2014	2013	Dollar change	Percent change
Net sales	$46,284	$45,605	$679	1.5%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	27,527	26,236	1,291	4.9%
Publishing rights amortization	2,808	3,156	(348)	(11.0)%
Pre-publication amortization	230	293	(63)	(21.5)%

Cost of sales	30,565	29,685	880	3.0%
Selling and administrative	11,698	11,293	405	3.6%
Other intangible asset amortization	540	461	79	17.1%

Operating income	$3,481	$4,166	$(685)	(16.4)%

Net income	$3,481	$4,166	$(685)	(16.4)%

Adjustments from net income to Trade Publishing segment Adjusted EBITDA
Depreciation expense	164	156	8	5.1%
Amortization expense	3,577	3,910	(333)	(8.5)%
Purchase accounting adjustments	—	387	(387)	NM

Trade Publishing segment Adjusted EBITDA	$7,222	$8,619	$(1,397)	(16.2)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	15.6%	18.9%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended September 30, 2014, increased $0.7 million, or 1.5%, from $45.6 million for the same period in 2013, to $46.3 million. The increase in net sales was driven by stronger front list titles, including The Giver movie tie-in titles and New York Times number one best seller What If, partially offset by higher return reserves.

Our Trade Publishing segment cost of sales for the three months ended September 30, 2014, increased $0.9 million, or 3.0%, from $29.7 million for the same period in 2013, to $30.6 million. The increase is primarily related to higher royalty costs of $2.4 million due to product mix, offset by lower amortization expense of $0.3 million related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended September 30, 2014, increased $0.4 million, or 3.6%, from $11.3 million for the same period in 2013, to $11.7 million. The increase was primarily related to higher promotion, advertising and development costs of $0.5 million.

Our Trade Publishing segment Adjusted EBITDA for the three months ended September 30, 2014, decreased $1.4 million, or 16.2%, from $8.6 million for the same period in 2013, to $7.2 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 15.6% for the three months ended September 30, 2014, which was down from 18.9% for the same period in 2013 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended September 30,
	2014	2013	Dollar change	Percent change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—

Cost of sales	—	—	—	—
Selling and administrative	18,631	16,497	2,134	12.9%
Severance and other charges	181	3,343	(3,162)	(94.6)%

Operating loss	$(18,812)	$(19,840)	$1,028	5.2%

Interest expense	(4,662)	(5,041)	379	7.5%
Change in fair value of derivative instruments	(1,252)	250	(1,502)	NM

Loss before taxes	(24,726)	(24,631)	(95)	(0.4)%
Income tax expense (benefit)	3,207	(2,368)	5,575	NM

Net loss	$(27,933)	$(22,263)	$(5,670)	(25.5)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	4,662	5,041	(379)	7.5%
Provision (benefit) for income taxes	3,207	(2,368)	5,575	NM
Depreciation expense	2,022	1,844	178	9.7%
Non-cash charges—(gain) loss on derivative instruments	1,252	(250)	1,502	NM
Non-cash charges—stock compensation	2,861	3,648	(787)	(21.6)%
Fees, expenses or charges for equity offerings, debt or acquisitions	461	4,055	(3,594)	(88.6)%
Restructuring	95	171	(76)	(44.4)%
Severance, separation costs and facility closures	181	4,384	(4,203)	(95.9)%

Corporate and Other segment Adjusted EBITDA	$(13,192)	$(5,738)	$(7,454)	129.9%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2014, increased $2.1 million, or 12.9%, from $16.5 million for the same period in 2013, to $18.6 million. The increase was attributed to higher legal, consulting and professional fees of $2.9 million offset by a decrease in labor and equity compensation charges.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2014, decreased $7.5 million, or 129.9%, from a loss of $5.7 million for the same period in 2013, to a loss of $13.2 million. The difference is primarily due to the timing of the allocation of certain expenses in the prior year. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition-related activity, restructuring costs, severance and facility costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Nine Months Ended September 30, 2014 and 2013

Education

	Nine Months Ended September 30,
	2014	2013	Dollar change	Percent change
Net sales	$991,216	$955,145	$36,071	3.8%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	390,057	383,217	6,840	1.8%
Publishing rights amortization	71,985	96,438	(24,453)	(25.4)%
Pre-publication amortization	93,851	87,634	6,217	7.1%

Cost of sales	555,893	567,289	(11,396)	(2.0)%
Selling and administrative	366,250	342,403	23,847	7.0%
Other intangible asset amortization	7,362	14,706	(7,344)	(49.9)%
Impairment charge for pre-publication costs, fixed assets and cost method investments	1,279	8,500	(7,221)	(85.0)%

Operating income	$60,432	$22,247	$38,185	171.6%

Net income	$60,432	$22,247	$38,185	171.6%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	47,412	38,628	8,784	22.7%
Amortization expense	173,198	198,778	(25,580)	(12.9)%
Non-cash charges—asset impairment charges	1,279	8,500	(7,221)	(85.0)%
Purchase accounting adjustments	3,025	7,907	(4,882)	(61.7)%

Education segment Adjusted EBITDA	$285,346	$276,060	$9,286	3.4%

Education segment Adjusted EBITDA as a % of net sales	28.8%	28.9%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2014 increased $36.1 million, or 3.8%, from $955.1 million for the same period in 2013, to $991.2 million. The increase was largely driven by the domestic education basal business, as net sales increased $46.0 million due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida. Additionally, there was a net change of $245.0 million of net sales for the first nine months of 2014 that were deferred and will be recognized over time as delivered rather than immediately. Our billings for the nine months ended September 30, 2014 increased, almost 25%, from the same period last year. There were also higher net sales of $10.0 million from the Heinemann business primarily related to the Leveled Literacy Intervention product line. Additionally, net sales of professional development and professional services in the domestic education market decreased by $12.0 million, primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred. Further, there was a $9.0 million decline in international sales due to a decline in licensing revenue.

Our Education segment cost of sales for the nine months ended September 30, 2014, decreased $11.4 million, or 2.0%, from $567.3 million for the same period in 2013, to $555.9 million. The decrease was primarily attributed to an $18.2 million reduction in net amortization expense related to publishing rights and pre-publication costs due to our use of accelerated amortization methods. The decrease was offset by a $6.8 million increase in cost of sales, excluding pre-publication and publishing rights amortization due to additional volume which had a $14.5 million incremental expense impact. Our cost of sales, excluding pre-publication and publishing rights amortization as a percent of net sales decreased to 39.4% from 40.1% resulting in an approximate $7.6 million of increase in profitability which partially offset the additional volume impact. The increase in product profitability was the result of a reduction in our product cost.

Our Education segment selling and administrative expense for the nine months ended September 30, 2014, increased $23.8 million, or 7.0%, from $342.4 million for the same period in 2013, to $366.2 million. The increase was primarily due to increased variable costs of $31.8 million, primarily commissions, associated with the approximately $269.0 million increase in our billings, partially offset by decreased labor-related and marketing and promotion costs.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2014, increased $9.3 million, or 3.4%, from income of $276.1 million for the same period in 2013, to income of $285.3 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. Our Education segment Adjusted EBITDA as a percentage of net sales were 28.8% and 28.9% for the nine months ended September 30, 2014 and 2013, respectively, due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	Dollar change	Percent change
Net sales	$115,615	$124,590	$(8,975)	(7.2)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	74,782	74,349	433	0.6%
Publishing rights amortization	8,590	9,650	(1,060)	(11.0)%
Pre-publication amortization	649	834	(185)	(22.2)%

Cost of sales	84,021	84,833	(812)	(1.0)%
Selling and administrative	33,429	31,313	2,116	6.8%
Other intangible asset amortization	1,619	1,381	238	17.2%

Operating income (loss)	$(3,454)	$7,063	$(10,517)	NM

Net income (loss)	$(3,454)	$7,063	$(10,517)	NM

Adjustments from net income (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	440	391	49	12.5%
Amortization expense	10,858	11,865	(1,007)	(8.5)%
Purchase accounting adjustments	—	608	(608)	NM

Trade Publishing segment Adjusted EBITDA	$7,844	$19,927	$(12,083)	(60.6)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	6.8%	16.0%

NM = not meaningful

Our Trade Publishing segment net sales for the nine months ended September 30, 2014, decreased $9.0 million, or 7.2%, from $124.6 million for the same period in 2013, to $115.6 million. The decrease was largely driven by the prior year period benefitting from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in the current period. Additionally, sales of General Interests front list titles were down from the prior year as the prior year benefited from successful front list titles such as Francona.

Our Trade Publishing segment cost of sales for the nine months ended September 30, 2014, decreased $0.8 million, or 1.0%, from $84.8 million for the same period in 2013, to $84.0 million. The decrease is primarily related to decreased sales and lower amortization expense of $1.1 million related to publishing rights, which was lower due to our use of accelerated amortization methods. Our cost of sales, excluding pre-publication and publishing rights amortization as a percent of net sales, increased to 64.7% from 59.7%, resulting in an approximate $5.8 million of loss in profitability. The decrease in product profitability was the result of product mix and higher royalties. The decrease was offset by a $5.4 million lower cost of sales, excluding pre-publication and publishing rights amortization, due to less volume.

Our Trade Publishing segment selling and administrative expense for the nine months ended September 30, 2014, increased $2.1 million, or 6.8%, from $31.3 million for the same period in 2013, to $33.4 million. The increase was primarily related to higher promotional expenses and development costs.

Our Trade Publishing segment Adjusted EBITDA for the nine months ended September 30, 2014, decreased $12.1 million, or 60.6%, from $19.9 million for the same period in 2013, to $7.8 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 6.8% for the nine months ended September 30, 2014, which was down from 16.0% for the same period in 2013, due to the identified factors impacting cost of sales and selling and administrative expenses after removing those items not included in segment adjusted EBITDA.

Corporate and Other

	Nine Months Ended September 30,
	2014	2013	Dollar change	Percent change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	3,000	(3,000)	NM
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—

Cost of sales	—	3,000	(3,000)	NM
Selling and administrative	57,355	46,579	10,778	23.1%
Severance and other charges	5,300	6,824	(1,524)	(22.3)%

Operating loss	$(62,655)	$(56,403)	$(6,254)	(11.1)%

Interest expense	(13,354)	(16,626)	3,272	19.7%
Change in fair value of derivative instruments	(1,560)	(229)	(1,331)	NM
Loss on extinguishment of debt	—	(598)	598	NM

Loss before taxes	(77,569)	(73,856)	(3,713)	(5.0)%
Income tax expense	7,166	1,989	5,177	NM

Net loss	$(84,735)	$(75,845)	$(8,890)	(11.7)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	13,354	16,626	(3,272)	(19.7)%
Provision for income taxes	7,166	1,989	5,177	NM
Depreciation expense	5,033	5,300	(267)	(5.0)%
Non-cash charges—(gain) loss on derivative instruments	1,560	229	1,331	NM
Non-cash charges—stock compensation	8,805	6,923	1,882	27.2%
Fees, expenses or charges for equity offerings, debt or acquisitions	4,151	5,819	(1,668)	(28.7)%
Restructuring	2,507	1,710	797	46.6%
Severance, separation costs and facility closures	5,300	10,865	(5,565)	(51.2)%
Debt extinguishment loss	—	598	(598)	NM

Corporate and Other segment Adjusted EBITDA	$(36,859)	$(25,786)	$(11,073)	42.9%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2014, increased $10.8 million, or 23.1%, from $46.6 million for the same period in 2013, to $57.4 million. The increase was attributed to higher legal, consulting and professional fees of $9.5 million and a $1.9 million increase in equity compensation charges due to additional equity award issuances.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2014, decreased $11.1 million, or 42.9%, from a loss of $25.8 million for the same period in 2013, to a loss of $36.9 million. The difference is primarily due to the timing of the allocation of certain expenses in the prior year. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition-related activity, restructuring costs, severance and facility costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$296,840	$313,628
Short-term investments	291,637	111,721
Current portion of long-term debt	2,500	2,500
Long-term debt	241,250	243,125

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Net cash provided by operating activities	$300,726	$46,293

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured credit facilities are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

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

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.25% per annum or the alternate base rate plus 2.25%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of September 30, 2014, the interest rate of the term loan facility was 4.25%. As of September 30, 2014, we had approximately $243.8 million outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $228.7 million of borrowing availability under our revolving credit facility and approximately $21.3 million of outstanding letters of credit as of September 30, 2014.

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

The term loan facility contains financial covenants based on a defined EBITDA calculation requiring the Company, on a consolidated basis, to maintain a certain minimum interest coverage ratio and a certain maximum leverage ratio. The interest coverage ratio is now 9.0 to 1.0 for fiscal quarters ending through maturity. The maximum leverage ratio is now 2.0 to 1.0 for fiscal quarters ending through maturity. The revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $31.25 million and 15% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. We were in compliance with each of these covenants in the term loan facility as of September 30, 2014, and the minimum fixed charge coverage ratio was not applicable under the revolving credit facility. The senior secured credit facilities also contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $296.8 million of cash and cash equivalents and $291.6 million of short-term investments at September 30, 2014. We had $313.6 million of cash and cash equivalents and $111.7 million of short-term investments at December 31, 2013.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash provided by operating activities was $300.7 million for the nine months ended September 30, 2014, a $254.4 million increase from the $46.3 million provided by operating activities for the nine months ended September 30, 2013. The increase in cash provided by operating activities from 2013 to 2014 was primarily driven by favorable net changes in operating assets and liabilities of $254.0 million. These changes were primarily due to favorable changes in deferred revenue of $240.2 million, favorable changes in accounts receivable of $38.9 million, favorable changes in royalties of $14.0 million, and favorable net changes in other operating assets and liabilities of $13.1 million, partially offset by unfavorable changes in inventories and accounts payable of $7.3 million and $44.9 million, respectively. Further, the increase was partially driven by more profitable operations, net of depreciation and amortization, of $0.4 million.

Investing activities

Net cash used in investing activities was $329.6 million for the nine months ended September 30, 2014, an increase of $187.8 million from the $141.8 million used in investing activities for the nine months ended September 30, 2013. The increase in cash investing expenditures is primarily attributed to a $199.4 million increase in net purchases of short-term investments. Further, there was an increase in acquisition of business activity expenditures of $3.8 million relating to the three acquisitions that occurred during 2014 and a decrease in proceeds from sale of assets of $4.8 million for 2013 activity that did not occur in 2014. The overall increase in net cash used in investing activities was offset by a decrease of $18.8 million in pre-publication costs and property, plant and equipment, due to improvements in capital allocation management.

Financing activities

Net cash provided by financing activities was $12.0 million for the nine months ended September 30, 2014, an increase of $13.9 million from the $1.9 million of net cash used in financing activities for the nine months ended September 30, 2013. The increase was due to proceeds from stock option exercises of $14.6 million, partially offset by tax withholding payments related to net share settlements of restricted stock units of $0.7 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended September 30, 2014 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Inflation and Changing Prices

Although inflation is currently well below levels in prior years and has, therefore, benefited recent results, particularly in the area of manufacturing costs, there are offsetting costs. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements that either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected. Prices for paper moderated during the last three years.

The most significant assets affected by inflation include pre-publication, other property, plant and equipment and inventories. We use the weighted average cost method to value all inventory. We have negotiated favorable pricing through contractual agreements with our two top print and sourcing vendors, and from our other major vendors, which has helped to stabilize our unit costs, and therefore our cost of inventories sold. Our publishing business requires a high level of investment in pre-publication for our educational and reference works, and in other property, plant and equipment. We expect to continue to commit funds to the publishing areas through both internal growth and acquisitions. We believe that by continuing to emphasize cost controls, technological improvements and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

Covenant Compliance

As of September 30, 2014, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s Common Stock over a period of two years. The extent and timing of any such repurchases would be at the Company’s discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Recently Issued Accounting Pronouncements

See Footnote 3 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures as well as reduce our earnings and cash flow volatility resulting from shifts in market rates. As permitted, we may designate certain of these derivative contracts for hedge accounting treatment in accordance with authoritative guidance regarding accounting for derivative instruments and hedging activities. However, certain of these instruments may not qualify for, or we may choose not to elect, hedge accounting treatment and, accordingly, the results of our operations may be exposed to some level of volatility. Volatility in our results of operations will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate market during the period. Periodically, we may enter into derivative contracts, including interest rate swap agreements and interest rate caps and collars to manage interest rate exposures, and foreign currency spot, forward, swap and option contracts to manage foreign currency exposures. The fair market values of all of these derivative contracts change with fluctuations in interest rates and/or currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

As of September 30, 2014, we had $243.8 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $2.4 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at September 30, 2014. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2014 and December 31, 2013. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

10.1*	Plan Document and Summary Plan Description for the Houghton Mifflin Harcourt Severance Plan, as amended and restated September 5, 2014.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

November 6, 2014	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 6, 2014	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)