Form 10-Q
period 2015-03-31
Houghton Mifflin Harcourt Co
filed 2015-05-07
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2015 was 143,420,477.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate, the proposed acquisition and its closing and impact, the proposed new term loan, and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; adverse or worsening economic trends or the continuation of current economic conditions; changes in consumer demand for, and acceptance of, our products; changes in competitive factors; offerings by technology companies that compete with our products; industry cycles and trends; conditions and/or changes in the publishing industry; changes or the loss of our key third-party print vendors; restrictions under agreements governing our outstanding indebtedness; changes in laws or regulations governing our business and operations; changes or failures in the information technology systems we use; demographic trends; uncertainty surrounding our ability to enforce our intellectual property rights; inability to retain management or hire employees; impact of potential impairment of goodwill and other intangibles in a challenging economy; decline or volatility of our stock price regardless of our operating performance; inability or delay in closing acquisition; ability to obtain new term loan; ability to integrate the business; and other factors discussed in the “Risk Factors” section in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$562,037	$456,581
Short-term investments	—	286,764
Accounts receivable, net of allowance for bad debts and book returns of $29.4 million and $27.8 million, respectively	196,803	255,669
Inventories	213,445	183,961
Deferred income taxes	—	20,459
Prepaid expenses and other assets	21,131	18,665

Total current assets	993,416	1,222,099

Property, plant, and equipment, net	133,664	138,362
Pre-publication costs, net	232,198	236,995
Royalty advances to authors, net	47,498	46,777
Goodwill	532,921	532,921
Other intangible assets, net	775,608	801,969
Deferred income taxes	3,705	3,705
Other assets	23,519	28,279

Total assets	$2,742,529	$3,011,107

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,500	$67,500
Accounts payable	76,988	51,266
Royalties payable	55,935	80,089
Salaries, wages, and commissions payable	17,057	59,733
Deferred revenue	154,391	157,016
Interest payable	40	47
Severance and other charges	5,876	5,928
Accrued postretirement benefits	2,037	2,037
Other liabilities	37,650	27,015

Total current liabilities	352,474	450,631

Long-term debt	176,449	175,625
Long-term deferred revenue	357,985	370,103
Accrued pension benefits	17,826	18,525
Accrued postretirement benefits	25,844	26,500
Deferred income taxes	106,230	112,220
Other liabilities	95,513	97,823

Total liabilities	1,132,321	1,251,427

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 143,247,899 and 142,000,019 shares issued at March 31, 2015 and December 31, 2014, respectively, and 143,165,877 and 141,917,997 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1,432	1,420
Treasury stock, 82,022 shares as of March 31, 2015 and December 31, 2014	—	—
Capital in excess of par value	4,796,427	4,784,962
Accumulated deficit	(3,159,853)	(2,999,913)
Accumulated other comprehensive loss	(27,798)	(26,789)

Total stockholders’ equity	1,610,208	1,759,680

Total liabilities and stockholders’ equity	$2,742,529	$3,011,107

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2015	2014

Net sales	$162,669	$153,933
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	96,569	92,648
Publishing rights amortization	23,143	30,751
Pre-publication amortization	26,463	28,974

Cost of sales	146,175	152,373
Selling and administrative	143,009	137,010
Other intangible asset amortization	3,218	2,945
Severance and other charges	1,057	1,757

Operating loss	(130,790)	(140,152)

Other income (expense)
Interest expense	(5,954)	(4,297)
Change in fair value of derivative instruments	(2,220)	(103)

Loss before taxes	(138,964)	(144,552)
Income tax expense	20,976	1,783

Net loss	$(159,940)	$(146,335)

Net loss per share attributable to common stockholders
Basic	$(1.12)	$(1.05)

Diluted	$(1.12)	$(1.05)

Weighted average shares outstanding
Basic	142,364,327	139,982,297

Diluted	142,364,327	139,982,297

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014

Net loss	$(159,940)	$(146,335)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	(1,009)	203
Unrealized gain on short-term investments	—	9

Other comprehensive (loss) income, net of taxes	(1,009)	212

Comprehensive loss	$(160,949)	$(146,123)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Cash flows from operating activities
Net loss	$(159,940)	$(146,335)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	71,234	79,909
Amortization of deferred financing costs	3,209	1,188
Deferred income taxes	14,469	947
Stock-based compensation expense	3,095	2,397
Change in fair value of derivative instruments	2,220	103
Changes in operating assets and liabilities
Accounts receivable	58,866	57,854
Inventories	(29,484)	(26,637)
Accounts payable and accrued expenses	(21,670)	(34,269)
Royalties, net	(24,875)	(21,112)
Deferred revenue	(14,743)	(9,443)
Interest payable	(7)	(7)
Severance and other charges	(1,116)	(1,769)
Accrued pension and postretirement benefits	(1,355)	(2,941)
Other, net	7,166	(2,429)

Net cash used in operating activities	(92,931)	(102,544)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	286,732	19,000
Purchases of short-term investments	—	(8,053)
Additions to pre-publication costs	(18,229)	(38,283)
Additions to property, plant, and equipment	(14,115)	(14,994)

Net cash provided by (used in) investing activities	254,388	(42,330)

Cash flows from financing activities
Payments of long-term debt	(64,176)	(625)
Tax withholding payments related to net share settlements of restricted stock units	(124)	(366)
Proceeds from stock option exercises	8,299	—

Net cash used in financing activities	(56,001)	(991)

Net increase (decrease) in cash and cash equivalents	105,456	(145,865)
Cash and cash equivalents
Beginning of period	456,581	313,628
Net increase (decrease) in cash and cash equivalents	105,456	(145,865)

End of period	$562,037	$167,763

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (noncash)	$9,798	$13,176
Property, plant, and equipment included in accounts payable (noncash)	3,396	3,136
Property, plant, and equipment acquired under capital leases (noncash)	2,980	4,272

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”) is a global learning company, specializing in education solutions across a variety of media, delivering content, services and technology to over 50 million students in over 150 countries worldwide. We deliver our offerings to both educational institutions and consumers around the world. In the United States, we are the leading provider of Kindergarten through twelfth grade (K-12) educational content by market share. We believe that nearly every current K-12 student in the United States has utilized our content during the course of his or her education. As a result, we believe that we have an established reputation with students and educators that is difficult for others to replicate and positions us to also provide broader content and services to serve their learning needs beyond the classroom. We believe our long-standing reputation and well-known brands enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, since 1832, we have published trade and reference materials, including adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award, all of which are widely known.

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of March 31, 2015 and December 31, 2014 and the three month periods ended March 31, 2015 and March 31, 2014.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2015 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and footnote disclosures.

In April 2015, the FASB proposed deferring the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard issued in May 2014 will have on our consolidated financial statements and footnote disclosures.

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

4.	Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Finished goods	$201,016	$178,812
Raw materials	12,429	5,149

Inventory	$213,445	$183,961

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$532,921	$—	$532,921	$—
Trademarks and trade names	439,605	—	439,605	—
Publishing rights	1,180,000	(912,703)	1,180,000	(889,560)
Customer related and other	283,340	(214,634)	283,340	(211,416)

	$2,435,866	$(1,127,337)	$2,435,866	$(1,100,976)

Amortization expense for publishing rights and customer related and other intangibles were $26.4 million and $33.7 million for the three months ended March 31, 2015 and 2014, respectively.

6.	Debt

Our debt consisted of the following:

	March 31, 2015	December 31, 2014
$250,000 term loan due May 21, 2018 interest payable monthly	$178,949	$243,125
Less: Current portion of long-term debt	2,500	67,500

Total long-term debt	$176,449	$175,625

In accordance with the Excess Cash Flow provisions of the Term Loan Facility, which are predicated upon our leverage ratio and cash flow, we made a $63.6 million principal payment on March 5, 2015. In connection with this principal payment, we recorded a $2.0 million write off of deferred financing costs, which was recognized as interest expense in the consolidated statements of operations for the three months ended March 31, 2015. In connection with the Excess Cash Flow payment, $1.5 million was reclassified from current portion of long-term debt to long-term debt as of March 31, 2015.

On January 15, 2014, we entered into Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in its consolidated statements of operations for the three months ended March 31, 2014.

Loan Covenants

We are required to meet certain restrictive financial covenants as defined under our term loan facility and revolving credit facility. We have financial covenants pertaining to interest coverage, maximum leverage, and fixed charge ratios. The interest coverage ratio is 9.0 to 1.0 for all fiscal quarters ending through maturity. The maximum leverage ratio is 2.0 to 1.0 for all fiscal quarters ending through maturity. The fixed charge ratio, which only pertains to the revolving credit facility and is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. As of March 31, 2015, we were in compliance with all of our debt covenants.

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

2015

During the three months ended March 31, 2015, $1.0 million of severance payments were made to employees whose employment ended in 2015 and prior years and $1.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.0 million to reflect additional costs for severance, which we expect to be paid over the next twelve months.

2014

During the three months ended March 31, 2014, $2.4 million of severance payments were made to employees whose employment ended in 2014 and prior years and $1.1 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.8 million to reflect additional costs for severance.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2015
Severance costs	$1,271	$1,028	$(984)	$1,315
Other accruals	9,050	29	(1,188)	7,891

	$10,321	$1,057	$(2,172)	$9,206

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2014
Severance costs	$4,115	$1,757	$(2,442)	$3,430
Other accruals	11,416	—	(1,084)	10,332

	$15,531	$1,757	$(3,526)	$13,762

The current portion of severance and other charges was $5.9 million as of March 31, 2015 and December 31, 2014.

8.	Income Taxes

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

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The amount of interim tax benefit recorded for the year-to-date ordinary loss is limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, are individually computed, and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

For the three months ended March 31, 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately 14.0%. For the three months ended March 31, 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end.

For the three months ended March 31, 2015 and 2014, we recorded an income tax expense of approximately $21.0 million and $1.8 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. The interim effective tax rate inclusive of discrete items was 15.1% and 1.2% for the three months ended March 31, 2015 and 2014, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest, were $63.2 million at March 31, 2015 and December 31, 2014, and included in other long-term liabilities in the accompanying consolidated balance sheets.

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

We also had a foreign defined benefit plan. On May 28, 2014, the plan was converted to individual annuity policies and the liability discharge occurred.

We are required to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and are required to recognize actuarial gains and losses and prior service costs and credits in other comprehensive income and subsequently amortize those items in the statement of operations. Further, we are required to use a measurement date equal to the fiscal year-end.

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2015	2014
Interest cost	$1,680	$2,088
Expected return on plan assets	(2,439)	(2,701)
Amortization of net loss	83	2

Net periodic benefit (credit) cost	$(676)	$(611)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2015	2014
Service cost	$51	$45
Interest cost	270	296
Amortization of prior service cost	(345)	(345)
Amortization of net loss	55	—

Net periodic benefit cost (credit)	$31	$(4)

There were no contributions to the pension plans for the three months ended March 31, 2015. Contributions to the pension plans for the three months ended March 31, 2014 were $2.0 million.

We do not expect to make a contribution to the pension plans during 2015.

10.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$540,410	$540,410	$—		(a)

	$540,410	$540,410	$—

Financial liabilities
Foreign exchange derivatives	$1,900	$—	$1,900		(a)

	$1,900	$—	$1,900

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$438,907	$438,907	$—		(a)
U.S. treasury securities	93,004	93,004	—		(a)
U.S. agency securities	194,028	—	194,028		(a)

	$725,939	$531,911	$194,028

Financial liabilities
Foreign exchange derivatives	$1,370	$—	$1,370		(a)

	$1,370	$—	$1,370

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $540.4 million and $438.9 million invested in money market funds as of March 31, 2015 and December 31, 2014, respectively, we had $21.6 million and $17.7 million of cash invested in bank accounts as of March 31, 2015 and December 31, 2014, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $9.5 million and $18.7 million at March 31, 2015 and December 31, 2014, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during 2015.

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2014:

	December 31, 2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Investment in preferred stock	$—	$—	$1,279		(b)
Other intangible assets	3,800	3,800	400		(a)(c)

	$3,800	$3,800	$1,679

Our nonfinancial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed as there were no triggering events for the three months ended March 31, 2015.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2015 and December 31, 2014. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$250,000 term loan	$178,949	$178,949	$243,125	$242,517

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy, at March 31, 2015 and December 31, 2014. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

11.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $12.4 million and $11.3 million of performance-related surety bonds for our operating activities as of March 31, 2015 and December 31, 2014, respectively. An aggregate of $21.1 million and $20.2 million of letters of credit existed as of March 31, 2015 and December 31, 2014, respectively, of which $2.4 million backed the aforementioned performance-related surety bonds as of March 31, 2015 and December 31, 2014, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31, 2015 and December 31, 2014.

Concentration of Credit Risk and Significant Customers

As of March 31, 2015, one customer represented approximately $21.3 million, or 10.8%, of our accounts receivable, net balance. As of December 31, 2014, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss attributable to common stockholders	$(159,940)	$(146,335)

Denominator
Weighted average shares outstanding
Basic	142,364,327	139,982,297
Diluted	142,364,327	139,982,297
Net loss per share attributable to common stockholders
Basic	$(1.12)	$(1.05)
Diluted	$(1.12)	$(1.05)

As we incurred a net loss in each of the periods presented above, the outstanding stock options, restricted stock, and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive due to the net loss attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2015	2014

Stock options	10,147,018	12,286,997
Restricted stock and restricted stock units	382,801	296,752

13.	Segment Reporting

As of March 31, 2015, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, restructuring-related charges, stock-based compensation charges, as well as amortization and depreciation expenses, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation below.

(in thousands)	Three Months Ended March 31,			Total
	Education	Trade Publishing	Corporate/ Other
2015
Net sales	$128,870	$33,799	$—	$162,669
Segment Adjusted EBITDA	(37,347)	(1,140)	(13,334)	(51,821)
2014
Net sales	$121,874	$32,059	$—	$153,933
Segment Adjusted EBITDA	(40,227)	(1,318)	(11,650)	(53,195)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended March 31,
	2015	2014
Total Segment Adjusted EBITDA	$(51,821)	$(53,195)
Interest expense	(5,954)	(4,297)
Depreciation expense	(18,409)	(17,239)
Amortization expense	(52,824)	(62,670)
Stock-based compensation expense	(3,095)	(2,397)
Loss on derivative instruments	(2,220)	(103)
Purchase accounting adjustments	(197)	(575)
Fees, expenses or charges for equity offerings, debt or acquisitions	(3,377)	(2,114)
Restructuring	(10)	(205)
Severance, separation costs and facility closures	(1,057)	(1,757)

Loss before taxes	(138,964)	(144,552)

Provision for income taxes	20,976	1,783

Net loss	$(159,940)	$(146,335)

14.	Subsequent Events

Stock and Asset Purchase Agreement

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) under which we would acquire the assets (including the stock of two of Scholastic’s subsidiaries) comprising the Educational Technology and Services (“EdTech”) business of Scholastic. HMH will pay to Scholastic an aggregate purchase price of $575.0 million, subject to adjustments for working capital. $34.5 million of the purchase price would be deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow will be released periodically during the 18-month period upon fulfillment of certain service levels under a transition services agreement to be entered into by Scholastic and HMH for the provision of certain transition support services by Scholastic and HMH after the closing. Subject to certain limitations, either HMH or Scholastic may terminate the acquisition if it has not been consummated by August 21, 2015. A termination of the acquisition under certain circumstances would entitle Scholastic to receive from HMH a termination fee in an amount equal to approximately $28.8 million.

The transaction is expected to close in the second calendar quarter of 2015, subject to closing conditions and regulatory approval. The acquisition is not subject to any financing conditions. There can be no assurance as to when the closing conditions will be satisfied, if at all.

The acquisition would provide us with a leading position in intervention curriculum and services and extend our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools. The acquisition would provide added digital infrastructure and expertise to support the continued development of next-generation products for HMH’s pre-K-12 and consumer businesses.

Revolving Credit Facility Amendment

On April 23, 2015, we entered into Amendment No. 3 to our revolving credit facility. Amendment No. 3 permits us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $500.0 million, plus the aggregate amount of any incremental facilities provided for therein. We expect to seek an additional amendment that will permit us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $800.0 million, plus the aggregate amount of any incremental facilities provided for therein. No funds have been drawn on the revolving credit facility as of May 7, 2015.

Share Repurchase Program

Effective April 23, 2015, our board of directors authorized an additional $100.0 million under our existing share repurchase program, bringing the total authorization to $200.0 million. Additionally, on May 6, 2015, our board of directors authorized an incremental $300.0 million under our existing share repurchase program, bringing the total aggregate authorization to $500.0 million. The $300.0 million increase in authorization is conditional upon the successful increase in our term loan facility. The aggregate share repurchase program may be executed over a period of two years from May 6, 2015. Repurchases under the program may be made from time to time in open market or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of HMH should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities Exchange Commission (the “SEC”) on February 26, 2015. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

The following recent developments occurred subsequent to the period covered by this report:

Stock and Asset Purchase Agreement

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) under which we would acquire the assets (including the stock of two of Scholastic’s subsidiaries) comprising the Educational Technology and Services (“EdTech”) business of Scholastic. HMH will pay to Scholastic an aggregate purchase price of $575.0 million, subject to adjustments for working capital. $34.5 million of the purchase price would be deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow will be released periodically during the 18-month period upon fulfillment of certain service levels under a transition services agreement to be entered into by Scholastic and HMH for the provision of certain transition support services by Scholastic and HMH after the closing. Subject to certain limitations, either HMH or Scholastic may terminate the acquisition if it has not been consummated by August 21, 2015. A termination of the acquisition under certain circumstances would entitle Scholastic to receive from HMH a termination fee in an amount equal to approximately $28.8 million.

The transaction is expected to close in the second calendar quarter of 2015, subject to closing conditions and regulatory approval. The acquisition is not subject to any financing conditions. There can be no assurance as to when the closing conditions will be satisfied, if at all.

The acquisition would provide us with a leading position in intervention curriculum and services and extend our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools. The acquisition would provide added digital infrastructure and expertise to support the continued development of next-generation products for HMH’s pre-K-12 and consumer businesses.

Revolving Credit Facility Amendment and New Term Loan

On April 23, 2015, we entered into Amendment No. 3 to our revolving credit facility. Amendment No. 3 permits us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $500.0 million, plus the aggregate amount of any incremental facilities provided for therein. We expect to seek an additional amendment that will permit us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $800.0 million, plus the aggregate amount of any incremental facilities provided for therein. No funds have been drawn on the revolving credit facility as of May 7, 2015.

In connection with the proposed EdTech acquisition, we expect to replace our existing $178.9 million term loan with a new $800.0 million senior secured facility, having a six-year maturity (the “New Term Loan”). We expect to use the net proceeds from the New Term Loan to refinance our existing term loan, to finance a portion of the acquisition of the EdTech business, to pay fees and expenses and for general corporate purposes, including funding a portion of our share repurchase program described below. We expect to close the New Term Loan concurrently with the EdTech acquisition during the second quarter of 2015, which is subject to customary closing conditions. The closing of the New Term Loan is subject to the completion of successful marketing, the negotiation, execution and delivery of definitive agreements and other factors, including an amendment to our revolving credit facility permitting the additional indebtedness allowed for the New Term Loan. There can be no assurance that we will be able to successfully increase the size of the New Term Loan or that the terms of the New Term Loan will be favorable to us.

Share Repurchase Program

Effective April 23, 2015, our board of directors authorized an additional $100.0 million under our existing share repurchase program, bringing the total authorization to $200.0 million. Additionally, on May 6, 2015, our board of directors authorized an incremental $300.0 million under our existing share repurchase program, bringing the total aggregate authorization to $500.0 million. The $300.0 million increase in authorization is conditional upon the successful increase in our term loan facility. The aggregate share repurchase program may be executed over a period of two years from May 6, 2015. Repurchases under the program may be made from time to time in open market or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and Trade Publishing. Our Education segment is our largest segment and represented approximately 88% of our total net sales for each of the years ended December 31, 2014 and 2013. Our Trade Publishing segment represented approximately 12% of our total net sales for each of the years ended December 31, 2014 and 2013. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition, and a provision for product returns. Deferred revenues primarily derive from work-texts, workbooks, online interactive digital content, digital and on-line learning components. The work-texts and workbooks are deferred until delivered, which often extends over the life of the contract, and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and on-line learning components to address the needs of the education marketplace; thus, resulting in an increase in our net sales being deferred.

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Twenty states, known as adoption states, approve and procure new basal programs usually every five to seven years on a state-wide basis, before individual schools or school districts are permitted to schedule the purchase of materials. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to nine year cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose. Our basal programs, primarily in adoption states, typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for basal programs.

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products, the length of programs, and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the transition to e-books and any resulting impact on market growth;

•	the publishing of bestsellers along with obtaining recognized authors; and

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of content rights and licenses. The existing software, content rights and licenses are amortized over varying periods of 6 to 25 years.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2015 and 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Dollar change	Percent Change
(dollars in thousands)
Net sales	$162,669	$153,933	$8,736	5.7%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	96,569	92,648	3,921	4.2%
Publishing rights amortization	23,143	30,751	(7,608)	(24.7)%
Pre-publication amortization	26,463	28,974	(2,511)	(8.7)%

Cost of sales	146,175	152,373	(6,198)	(4.1)%
Selling and administrative	143,009	137,010	5,999	4.4%
Other intangible asset amortization	3,218	2,945	273	9.3%
Severance and other charges	1,057	1,757	(700)	(39.8)%

Operating loss	(130,790)	(140,152)	(9,362)	(6.7)%

Other income (expense):
Interest expense	(5,954)	(4,297)	1,657	38.6%
Change in fair value of derivative instruments	(2,220)	(103)	(2,117)	NM

Loss before taxes	(138,964)	(144,552)	(5,588)	(3.9)%
Income tax expense	20,976	1,783	19,193	NM

Net loss	$(159,940)	$(146,335)	$13,605	9.3%

NM = not meaningful

Net sales for the three months ended March 31, 2015 increased $8.7 million, or 5.7%, from $153.9 million for the same period in 2014, to $162.7 million. The net sales increase was largely driven by assessment sales, which increased by $6.0 million on the strength of our new addition to the Woodcock Johnson product line, which was released in the second quarter of 2014. There were also higher net sales of $3.0 million of the domestic education basal business due to an increase in the recognition of net sales previously deferred for products and services delivered over time. Further, Trade Publishing net sales increased by $2.0 million from strong net sales of frontlist culinary titles. Partially offsetting the aforementioned increases were lower net sales of $2.0 million of traditional print supplemental products due to an aging product base and a $3.0 million decline in international sales due to the timing of certain sales orders.

Operating loss for the three months ended March 31, 2015 improved $9.4 million from a loss of $140.2 million for the same period in 2014 to a loss of $130.8 million, due primarily to the following:

•	A $9.8 million net reduction in net amortization expense related to publishing rights, pre-publication and other intangible assets due primarily to our use of accelerated amortization methods,

•	The flow through effect of the $8.7 million of increased sales, which favorably impacted the operating loss by $4.8 million after considering the effect of the cost of sales excluding pre-publication and publishing rights amortization,

•	Partially offsetting the aforementioned, was an increase in selling and administrative costs of $6.0 million, primarily due to $5.1 million of higher professional and legal fees associated with acquisition related matters and settlements,

Interest expense for the three months ended March 31, 2015 increased $1.7 million, or 38.6%, to $6.0 million from $4.3 million for the same period in 2014, primarily as a result of expensing deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Change in fair value of derivative instruments for the three months ended March 31, 2015 unfavorably changed by $2.1 million from an expense of $0.1 million in 2014, to an expense of $2.2 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Income tax expense for the three months ended March 31, 2015 increased $19.2 million from $1.8 million for the same period in 2014, to $21.0 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately 14.0%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 15.1% and 1.2% for the three months ended March 31, 2015 and 2014, respectively.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss	$(159,940)	$(146,335)
Interest expense	5,954	4,297
Provision for income taxes	20,976	1,783
Depreciation expense	18,409	17,239
Amortization expense (1)	52,824	62,670
Non-cash charges—stock-based compensation expense	3,095	2,397
Non-cash charges—loss on derivative instruments	2,220	103
Purchase accounting adjustments (2)	197	575
Fees, expenses or charges for equity offerings, debt or acquisitions	3,377	2,114
Restructuring	10	205
Severance separation costs and facility closures (3)	1,057	1,757

Adjusted EBITDA	$(51,821)	$(53,195)

(1)	Includes pre-publication amortization of $26,463 and $28,974 for the three months ended March 31, 2015 and 2014, respectively.
(2)	Represents certain non-cash accounting adjustments, principally relating to deferred revenue.
(3)	Represents costs associated with restructuring. Included in such costs are severance and vacancy of excess facilities.

Segment Operating Results

Results of Operations—Comparing Three Months Ended March 31, 2015 and 2014

Education

	Three Months Ended March 31,
	2015	2014	Dollar change	Percent change
Net sales	$128,870	$121,874	$6,996	5.7%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	72,896	70,128	2,768	3.9%
Publishing rights amortization	20,488	27,747	(7,259)	(26.2)%
Pre-publication amortization	26,331	28,775	(2,444)	(8.5)%

Cost of sales	119,715	126,650	(6,935)	(5.5)%
Selling and administrative	109,004	107,709	1,295	1.2%
Other intangible asset amortization	2,404	2,405	(1)	0.0%

Operating loss	(102,253)	(114,890)	(12,637)	(11.0)%

Net loss	$(102,253)	$(114,890)	$(12,637)	(11.0)%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$15,486	$15,160	$326	2.2%
Amortization expense	49,223	58,928	(9,705)	(16.5)%
Purchase accounting adjustments	197	575	(378)	(65.7)%

Education segment Adjusted EBITDA	$(37,347)	$(40,227)	$(2,880)	(7.2)%

Education segment Adjusted EBITDA as a % of net sales	(29.0)%	(33.0)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2015 increased $7.0 million from $121.9 million for the same period in 2014, to $128.9 million. The net sales increase was largely driven by assessment sales, which increased by $6.0 million on the strength of our new addition to the Woodcock Johnson product line, which was released in the second quarter of 2014. There were also higher net sales of $3.0 million of the domestic education basal business due to an increase in the recognition of net sales previously deferred for products and services delivered over time. Partially offsetting the aforementioned increases were lower net sales of $2.0 million of traditional print supplemental products due to an aging product base.

Our Education segment cost of sales for the three months ended March 31, 2015, decreased $6.9 million, or 5.5%, from $126.6 million for the same period in 2014, to $119.7 million. The decrease was attributed to a $9.7 million reduction in net amortization expense related to publishing rights and pre-publication cost primarily due to our use of accelerated amortization methods. Offsetting the aforementioned reductions was a $2.8 million increase in cost of sales, excluding pre-publication and publishing rights amortization, which was due to additional volume.

Our Education segment selling and administrative expense for the three months ended March 31, 2015, increased $1.3 million, or 1.2%, from $107.7 million for the same period in 2014, to $109.0 million. The increase was primarily due to higher discretionary costs.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2015, improved $2.9 million, or 7.2%, from a loss of $40.2 million for the same period in 2014, to a loss of $37.3 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments for both 2015 and 2014 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. Education segment Adjusted EBITDA as a percentage of net sales improved from (33.0)% of net sales for the three months ended March 31, 2014 to (29.0)% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended March 31,
	2015	2014	Dollar change	Percent change
Net sales	$33,799	$32,059	$1,740	5.4%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	23,673	22,520	1,153	5.1%
Publishing rights amortization	2,655	3,004	(349)	(11.6)%
Pre-publication amortization	132	199	(67)	(33.7)%

Cost of sales	26,460	25,723	737	2.9%
Selling and administrative	11,466	10,980	486	4.4%
Other intangible asset amortization	814	540	274	50.7%

Operating loss	(4,941)	(5,184)	(243)	(4.7)%

Net loss	$(4,941)	$(5,184)	$(243)	(4.7)%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$200	$124	$76	61.3%
Amortization expense	3,601	3,742	(141)	(3.8)%

Trade Publishing segment Adjusted EBITDA	$(1,140)	$(1,318)	$(178)	(13.5)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	(3.4)%	(4.1)%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended March 31, 2015, increased $1.7 million, or 5.4%, from $32.1 million for the same period in 2014, to $33.8 million. The increase in net sales was driven by net sales of frontlist culinary titles such as The Whole 30, The Real Paleo Diet Cookbook and Cake My Day along with and strong net sales of the Newbery Medal winning children’s book The Crossover.

Our Trade Publishing segment cost of sales for the three months ended March 31, 2015, increased $0.7 million, or 2.9%, from $25.7 million for the same period in 2014, to $26.5 million. The increase is primarily related to increased volume along with higher royalty costs of $1.3 million due to product mix, partially offset by lower amortization expense of $0.4 million primarily related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended March 31, 2015, increased $0.5 million, or 4.4%, from $11.0 million for the same period in 2014, to $11.5 million. The increase was primarily related to higher salary related costs.

Our Trade Publishing segment Adjusted EBITDA for the three months ended March 31, 2015, improved $0.2 million, or 13.5%, from a loss of $1.3 million for the same period in 2014, to a loss of $1.1 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (3.4)% for the three months ended March 31, 2015, which improved from (4.1)% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended March 31,
	2015	2014	Dollar change	Percent change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	22,539	18,321	4,218	23.0%
Severance and other charges	1,057	1,757	(700)	(39.8)%

Operating loss	(23,596)	(20,078)	3,518	17.5%

Interest expense	(5,954)	(4,297)	(1,657)	38.6%
Change in fair value of derivative instruments	(2,220)	(103)	(2,117)	NM

Loss before taxes	(31,770)	(24,478)	7,292	29.8%
Income tax expense	20,976	1,783	19,193	NM

Net loss	$(52,746)	$(26,261)	$26,485	NM

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$5,954	$4,297	$1,657	38.6%
Provision for income taxes	20,976	1,783	19,193	NM
Depreciation expense	2,723	1,955	768	39.3%
Non-cash charges—loss on derivative instruments	2,220	103	2,117	NM
Non-cash charges—stock-based compensation expense	3,095	2,397	698	29.1%
Fees, expenses or charges for equity offerings, debt or acquisitions	3,377	2,114	1,263	59.7%
Restructuring	10	205	(195)	(95.1)%
Severance, separation costs and facility closures	1,057	1,757	(700)	(39.8)%

Corporate and Other segment Adjusted EBITDA	$(13,334)	$(11,650)	$1,684	14.5%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2015, increased $4.2 million, or 23.0%, from $18.3 million for the same period in 2014, to $22.5 million. The increase was attributed to higher consulting and legal costs of $5.1 million associated with acquisition related activity and certain legal settlements.

Our interest expense for the three months ended March 31, 2015 increased $1.7 million, or 38.6%, to $6.0 million from $4.3 million for the same period in 2014, primarily as a result of expensing deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Our change in fair value of derivative instruments for the three months ended March 31, 2015 unfavorably changed by $2.1 million from an expense of $0.1 million in 2014, to an expense of $2.2 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Our income tax expense for the three months ended March 31, 2015 increased $19.2 million from $1.8 million for the same period in 2014, to $21.0 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately 14.0%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 15.1% and 1.2% for the three months ended March 31, 2015 and 2014, respectively.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2015, decreased $1.7 million, or 14.5%, from a loss of $11.7 million for the same period in 2014, to a loss of $13.3 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$562,037	$456,581
Short-term investments	—	286,764
Current portion of long-term debt	2,500	67,500
Long-term debt	176,449	175,625

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net cash used in operating activities	$(92,931)	$(102,544)

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

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.25% per annum or the alternate base rate plus 2.25%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of March 31, 2015, the interest rate of the term loan facility was 4.25%. As of As of March 31, 2015, we had approximately $178.9 million outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $152.4 million of borrowing availability under our revolving credit facility and approximately $21.1 million of outstanding letters of credit as of March 31, 2015.

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

The term loan facility contains financial covenants based on a defined EBITDA calculation requiring the Company, on a consolidated basis, to maintain a certain minimum interest coverage ratio and a certain maximum leverage ratio. The interest coverage ratio is 9.0 to 1.0 for fiscal quarters ending through maturity. The maximum leverage ratio is 2.0 to 1.0 for fiscal quarters ending through maturity. The revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $31.25 million and 15% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. We were in compliance with each of these covenants in the term loan facility as of March 31, 2015, and the minimum fixed charge coverage ratio was not applicable under the revolving credit facility. The senior secured credit facilities also contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $562.0 million of cash and cash equivalents at March 31, 2015. We had $456.6 million of cash and cash equivalents and $286.8 million of short-term investments at December 31, 2014.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash used in operating activities was $92.9 million for the three months ended March 31, 2015, a $9.6 million decrease from the $102.5 million used in operating activities for the three months ended March 31, 2014. The decrease in cash used in operating activities from 2014 to 2015 was primarily driven by favorable net changes in operating assets and liabilities of $13.5 million. These changes were primarily due to favorable changes in accounts payable of $12.6 million due to timing of disbursements, favorable changes in pension and postretirement benefits of $1.6 million, favorable changes in accounts receivable of $1.0 million, favorable changes in severance and other of $0.6 million, and favorable net changes in other operating assets and liabilities of $9.6 million, partially offset by unfavorable changes in deferred revenue of $5.3 million, unfavorable changes in royalties of $3.8 million, and unfavorable changes in inventory of $2.8 million. Further, the decrease was partially driven by less profitable operations, net of depreciation and amortization, of $3.9 million.

Investing activities

Net cash provided by investing activities was $254.4 million for the three months ended March 31, 2015, an increase of $296.7 million from the $42.3 million used in investing activities for the three months ended March 31, 2014. The decrease in cash investing expenditures is primarily attributed to a net increase in proceeds from sales and maturities of short-term investments of $275.8 million attributed to management’s decision to have increased liquidity to fund strategic initiatives. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment decreased by $20.9 million. The decrease in capital investing expenditures was a result of continued improvements in capital allocation management.

Financing activities

Net cash used in financing activities was $56.0 million for the three months ended March 31, 2015, an increase of $55.0 million from the $1.0 million of net cash used in financing activities for the three months ended March 31, 2014. The increase was primarily due to a $63.6 million principal payment on long-term debt related to the Excess Cash Flow provisions under our Term Loan Facility, partially offset by proceeds from stock option exercises of $8.3 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014, which were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Covenant Compliance

As of March 31, 2015, we were in compliance with all of our debt covenants.

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

Additionally, we are subject to Excess Cash Flow provisions under the term loan facility which are predicated upon our leverage ratio and cash flow. Based upon our Excess Cash Flow calculations at December 31, 2014, we were required to pay $63.6 million during the first quarter of 2015 under this provision.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s Common Stock. Effective April 23, 2015, our board of directors authorized an additional $100.0 million under our existing share repurchase program, bringing the total authorization to $200.0 million. Additionally, on May 6, 2015, our board of directors authorized an incremental $300.0 million under our existing share repurchase program, bringing the total aggregate authorization to $500.0 million. The $300.0 million increase in authorization is conditional upon the successful increase in our term loan facility. The aggregate share repurchase program may be executed over a period of two years from May 6, 2015. Repurchases under the program may be made from time to time in open market or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There were no stock repurchases during the three months ended March 31, 2015.

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

As of March 31, 2015, we had $178.9 million of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $1.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at March 31, 2015. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2015 and December 31, 2014. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as disclosed below, there have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Pending Acquisition

The consummation of the EdTech acquisition is subject to a number of conditions, including certain governmental and regulatory conditions that may not be satisfied, and the EdTech acquisition may not be completed on a timely basis, or at all. Failure to complete the EdTech acquisition for any reason, whether or not the fault of the Company, could have a material adverse effect on us.

The closing of the EdTech acquisition is subject to closing conditions, including regulatory approval. If the closing conditions are not satisfied or waived, in either a timely manner or at all, the EdTech acquisition will be delayed or will not be completed, which could cause us not to realize some or all of the anticipated benefits of the EdTech acquisition. The market price of our common stock may reflect an assumption that the pending EdTech acquisition will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common stock.

If the EdTech acquisition is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event that the EdTech acquisition is not completed, we will be subject to a number of risks, including, but not limited to, the payment of certain fees and costs relating to the EdTech acquisition, such as legal, accounting, financial advisory, the loss of time and resources, potential litigation that may arise as a result of the failed EdTech acquisition and, in certain circumstances, a termination fee of $28.75 million.

Our business may suffer if we do not achieve the anticipated benefits of the EdTech acquisition.

We expect to achieve certain benefits as a result of the EdTech acquisition, including revenue synergies and cost synergies, and we have made certain projections about the performance of EdTech following the EdTech acquisition. There can be no assurances that we will realize the expected benefits currently anticipated from the EdTech acquisition, such as the expected synergies, or that EdTech will perform according to our projections following the EdTech acquisition. A failure to achieve any of the anticipated benefits of the EdTech acquisition or a failure of EdTech to perform according to our projections could adversely affect our financial condition and results of operations.

We may be unable to successfully integrate EdTech in order to realize the anticipated benefits of the EdTech acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of EdTech with our Company. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from the EdTech acquisition. Potential difficulties we may encounter as part of the integration process include the following:

•	any delay in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management of the Company or EdTech as a result of the EdTech acquisition;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to retain key employees;

•	the challenge of integrating complex systems, technology, networks and other assets of EdTech into those of the Company in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies of EdTech;

•	unexpected costs, delays or other risks related to the transition support services to be provided under the transition services agreement we are entering into in connection with the EdTech acquisition;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the EdTech acquisition, including costs to integrate EdTech beyond current estimates; and

•	the disruption of, or the loss of momentum in, either the Company’s or EdTech’s ongoing operations or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect EdTech’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the EdTech acquisition or could reduce our earnings or otherwise adversely affect our business and financial results after the EdTech acquisition.

EdTech will be subject to various uncertainties while the EdTech acquisition is pending that could jeopardize the achievement of the anticipated benefits of the EdTech acquisition.

Uncertainty about the effect of the EdTech acquisition on EdTech’s customers, suppliers and other vendors may jeopardize the achievement of the anticipated benefits of the EdTech acquisition. These uncertainties could cause those who deal with EdTech to seek to change existing business relationships with EdTech. Employee retention and recruitment may be particularly challenging for EdTech prior to completion of the EdTech acquisition, as the employees and prospective employees of EdTech may experience uncertainty about their future roles with EdTech following the EdTech acquisition.

We will incur substantial transaction fees and costs in connection with the EdTech acquisition.

We expect to incur a significant amount of non-recurring expenses in connection with the EdTech acquisition, including legal, accounting, transaction costs, regulatory costs, integration costs and other expenses, which may be significant. In general, these expenses are payable by us, whether or not the EdTech acquisition is completed. If we fail to consummate the EdTech acquisition or if we fail to realize its anticipated benefits (such as cost synergies), we may not be able to recoup these expenses.

We may not be able to timely consummate the New Term Loan on favorable terms, or at all.

We have obtained commitments for a $500 million New Term Loan, but do not have commitments for increasing the size of the New Term Loan to $800 million, as planned. The closing of the New Term Loan is subject to the completion of successful marketing, the negotiation, execution and delivery of definitive agreements and other factors, many of which are beyond our control. If we are unable to timely consummate the New Term Loan on favorable terms or at all, it may have a material adverse effect on our financial condition and liquidity and our ability to timely consummate the EdTech acquisition.

We plan to incur additional indebtedness in connection with the New Term Loan refinancing, which could adversely affect our business.

In connection with the New Term Loan refinancing, we plan to incur approximately $621.1 million in additional indebtedness, which could adversely affect our business. This additional indebtedness could increase our interest expense, limit our future borrowing capacity, increase the cost of future borrowing and decrease our business flexibility. Any impairment of our ability to obtain future financing on favorable terms could have an adverse effect on our ability to refinance any of our then-existing debt and may restrict our ability to execute on our business strategy, which may include future acquisitions.

The ability to pay principal and interest on our debt and to refinance our debt in the future will depend not only upon our financial and operating performance, but on the state of the global economy and credit markets during the period through the time of any such refinancing, many of which are factors over which we have no control. There can be no assurance that we will be able to make principal and interest payments on our indebtedness, or to refinance our indebtedness at maturity as needed. If we are unable to satisfy our obligations under our debt agreements, our creditors could elect to declare some or all of our debt to be immediately due and payable, elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Item 6. Exhibits

Exhibit No.	Description

2.1	Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015 (File No. 001-36166). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

10.1	Third Amendment, dated as of April 23, 2015, to the Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015 (File No. 001-36166).

Exhibit No.	Description

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

May 7, 2015	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 7, 2015	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)