Form 10-Q
period 2015-06-30
Houghton Mifflin Harcourt Co
filed 2015-08-06
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2015 was 135,673,112.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate, our recent acquisition and its impact, and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; adverse or worsening economic trends or the continuation of current economic conditions; changes in consumer demand for, and acceptance of, our products; changes in competitive factors; offerings by technology companies that compete with our products; industry cycles and trends; conditions and/or changes in the publishing industry; changes or the loss of our key third-party print vendors; restrictions under agreements governing our outstanding indebtedness; changes in laws or regulations governing our business and operations; changes or failures in the information technology systems we use; demographic trends; uncertainty surrounding our ability to enforce our intellectual property rights; inability to retain management or hire employees; impact of potential impairment of goodwill and other intangibles in a challenging economy; decline or volatility of our stock price regardless of our operating performance; ability to obtain debt financing on favorable terms or at all; ability to integrate acquired businesses; and other factors discussed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$319,410	$456,581
Short-term investments	—	286,764
Accounts receivable, net of allowance for bad debts and book returns of $30.7 million and $27.8 million, respectively	424,676	255,669
Inventories	229,725	183,961
Deferred income taxes	14,978	20,459
Prepaid expenses and other assets	29,211	18,665

Total current assets	1,018,000	1,222,099

Property, plant, and equipment, net	133,790	138,362
Pre-publication costs, net	326,870	236,995
Royalty advances to authors, net	47,261	46,777
Goodwill	783,923	532,921
Other intangible assets, net	966,230	801,969
Deferred income taxes	3,705	3,705
Other assets	32,903	28,279

Total assets	$3,312,682	$3,011,107

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$67,500
Accounts payable	78,655	51,266
Royalties payable	92,027	80,089
Salaries, wages, and commissions payable	36,801	59,733
Deferred revenue	180,834	157,016
Interest payable	201	47
Severance and other charges	4,677	5,928
Accrued postretirement benefits	2,037	2,037
Other liabilities	39,832	27,015

Total current liabilities	443,064	450,631

Long-term debt, net of discount	788,056	175,625
Long-term deferred revenue	407,871	370,103
Accrued pension benefits	17,123	18,525
Accrued postretirement benefits	25,203	26,500
Deferred income taxes	113,011	112,220
Other liabilities	93,883	97,823

Total liabilities	1,888,211	1,251,427

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 144,089,075 and 142,000,019 shares issued at June 30, 2015 and December 31, 2014, respectively; 135,887,640 and 141,917,997 shares outstanding at June 30, 2015 and December 31, 2014, respectively	1,359	1,420
Treasury stock, 8,201,435 and 82,022 shares at June 30, 2015 and December 31, 2014, respectively	(191,238)	—
Capital in excess of par value	4,809,926	4,784,962
Accumulated deficit	(3,167,596)	(2,999,913)
Accumulated other comprehensive loss	(27,980)	(26,789)

Total stockholders’ equity	1,424,471	1,759,680

Total liabilities and stockholders’ equity	$3,312,682	$3,011,107

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2015	2014	2015	2014
Net sales	$379,883	$401,890	$542,552	$555,823
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	168,076	166,796	264,645	259,444
Publishing rights amortization	19,148	24,776	42,291	55,527
Pre-publication amortization	27,909	32,063	54,372	61,037

Cost of sales	215,133	223,635	361,308	376,008
Selling and administrative	170,687	152,283	313,696	289,293
Other intangible asset amortization	4,261	3,007	7,479	5,952
Impairment charge for investment in preferred stock	—	1,279	—	1,279
Severance and other charges	985	3,362	2,042	5,119

Operating income (loss)	(11,183)	18,324	(141,973)	(121,828)

Other income (expense)
Interest expense	(6,160)	(4,395)	(12,114)	(8,692)
Change in fair value of derivative instruments	369	(205)	(1,851)	(308)
Loss on extinguishment of debt	(2,173)	—	(2,173)	—

Income (loss) before taxes	(19,147)	13,724	(158,111)	(130,828)
Income tax expense (benefit)	(11,404)	2,176	9,572	3,959

Net income (loss)	$(7,743)	$11,548	$(167,683)	$(134,787)

Net income (loss) per share attributable to common stockholders
Basic	$(0.06)	$0.08	$(1.19)	$(0.96)

Diluted	$(0.06)	$0.08	$(1.19)	$(0.96)

Weighted average shares outstanding
Basic	139,961,856	140,074,707	141,090,469	140,028,757

Diluted	139,961,856	143,025,017	141,090,469	140,028,757

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2015	2014	2015	2014
Net income (loss)	$(7,743)	$11,548	$(167,683)	$(134,787)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(182)	500	(1,191)	703

Net changes related to pension liabilities, reclassified from accumulated other comprehensive income
Amortization of prior service cost	—	243	—	243
Settlement loss recognized	—	1,740	—	1,740

Change in pension liability, net	—	1,983	—	1,983

Unrealized gain (loss) on short-term investments	—	(5)	—	4

Other comprehensive income (loss), net of taxes	(182)	2,478	(1,191)	2,690

Comprehensive income (loss)	$(7,925)	$14,026	$(168,874)	$(132,097)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2015	2014
Cash flows from operating activities
Net loss	$(167,683)	$(134,787)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	140,327	157,837
Amortization of debt discount and deferred financing costs	4,369	2,375
Deferred income taxes	6,272	1,826
Stock-based compensation expense	6,812	5,944
Loss on extinguishment of debt	2,173	—
Change in fair value of derivative instruments	1,851	308
Impairment charge for investment in preferred stock	—	1,279
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(137,770)	(247,183)
Inventories	(32,050)	(39,875)
Accounts payable and accrued expenses	(6,606)	15,765
Royalties, net	9,974	7,850
Deferred revenue	41,397	103,475
Interest payable	154	(7)
Severance and other charges	(2,208)	(2,397)
Accrued pension and postretirement benefits	(2,699)	(6,621)
Other, net	908	2,104

Net cash used in operating activities	(134,777)	(132,107)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	286,732	65,819
Purchases of short-term investments	—	(8,053)
Additions to pre-publication costs	(45,484)	(61,352)
Additions to property, plant, and equipment	(31,356)	(31,144)
Acquisition of business, net of cash acquired	(577,717)	(9,091)

Net cash used in investing activities	(367,825)	(43,821)

Cash flows from financing activities
Proceeds from term loan	796,000	—
Payments of long-term debt	(243,125)	(1,250)
Payments of deferred financing fees	(13,670)	—
Repurchases of common stock	(191,238)	—
Tax withholding payments related to net share settlements of restricted stock units	(124)	(366)
Proceeds from stock option exercises	17,588	3,345

Net cash provided by financing activities	365,431	1,729

Net increase (decrease) in cash and cash equivalents	(137,171)	(174,199)
Cash and cash equivalents
Beginning of period	456,581	313,628
Net increase (decrease) in cash and cash equivalents	(137,171)	(174,199)

End of period	$319,410	$139,429

Supplementary disclosure of cash flow information
Amounts due from seller for acquisition (noncash)	$2,034	$—
Issuance of common stock upon exercise of warrants (noncash)	1,815	—
Pre-publication costs included in accounts payable (noncash)	7,424	15,890
Property, plant, and equipment included in accounts payable (noncash)	3,849	2,505
Property, plant, and equipment acquired under capital leases (noncash)	2,453	3,862

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of June 30, 2015 and December 31, 2014 and the three and six month periods ended June 30, 2015 and June 30, 2014.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and six months ended June 30, 2015 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In July 2015, the Financial Accounting Standards Board (“FASB”) voted to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard will have on our consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are in the process of evaluating the impact the adoption of this standard will have on our consolidated financial statements and footnote disclosures.

4.	Acquisition

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) to acquire certain assets (including the stock of two of Scholastic’s subsidiaries) comprising its Educational Technology and Services (“EdTech”) business. On May 29, 2015, we completed the acquisition and paid an aggregate purchase price of $575.0 million in cash to Scholastic, subject to adjustments for working capital. $34.5 million of the purchase price was deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow will be released periodically during the 18-month period upon fulfillment of certain service levels under a transition services agreement entered into as of May 29, 2015 between Scholastic and HMH for the provision of certain transition support services by Scholastic for HMH after the closing.

The acquisition provides us with a leading position in intervention curriculum and services and extends our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the purchased assets of EdTech are included in our consolidated financial statements from the date of acquisition.

We have allocated the purchase price to the EdTech assets acquired and liabilities assumed at estimated fair values as of May 29, 2015. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill, which is allocated to our Education segment. The goodwill recognized is primarily the result of expected synergies. All of the goodwill and identifiable intangibles associated with the acquisition will be deductible for tax purposes. We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore the fair values set forth below are subject to adjustment as additional information is obtained.

The preliminary valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

Accounts receivable, net of allowance for bad debts and book returns of $2.2 million	$31,237
Inventories	13,714
Prepaid expenses and other assets	803
Property, plant, and equipment	1,725
Pre-publication costs	98,610
Royalty advances to authors	1,093
Goodwill	251,002
Other intangible assets	214,030
Other assets	28
Accounts payable	(8,117)
Royalties payable	(2,573)
Deferred revenue	(20,189)
Other accruals	(5,680)

Total purchase price	$575,683

The $214.0 million of other intangible assets included $54.7 million of tradenames amortizable over 20 years, and $159.3 million of customer relationships amortizable over 25 years. The tradenames are being amortized on a straight-line basis and the customer relationships over the pattern in which the economic benefits of the intangible is expected to be realized. The fair value of the other intangible assets was primarily derived using the income approach. The rate used to discount the net cash flows to their present value was based upon the weighted average cost of capital of 9.6%. This discount rate was determined based on the Capital Asset Pricing Model, which looks at the risk free rate and applies a market risk premium, business risk premium and size risk premium to the risk free rate to calculate the cost of equity. The weighted average cost of capital considers the cost of equity and a market participant cost of debt and capital structure. The tradenames were valued using a relief from royalty method and the customer relationships were valued using a multi-period excess earning method.

Transaction costs related to the acquisition were approximately $5.2 million during the six months ended June 30, 2015 and are included in the selling and administrative line item in our consolidated statements of operations.

The unaudited pro forma information presented in the following table summarizes the consolidated results of operations for the periods presented as if the acquisition of EdTech had occurred on January 1, 2014. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of the periods, nor is it intended to be a projection of future results. For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the acquisition, the amortization of the other intangible assets recorded in connection with the acquisition, the impact of the write-down of acquired deferred revenue to fair value and the related tax effects of the adjustments.

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Net sales	$410,308	$608,269	$464,447	$653,819
Net income (loss)	(13,361)	(190,358)	18,856	(143,831)

Since the date of acquisition, May 29, 2015, we recorded approximately $18.1 million of net sales and $2.6 million of operating income attributable to EdTech within our consolidated statements of operations.

5.	Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Finished goods	$222,175	$178,812
Raw materials	7,550	5,149

Inventory	$229,725	$183,961

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$783,923	$—	$532,921	$—
Trademarks and trade names	494,335	(228)	439,605	—
Publishing rights	1,180,000	(931,837)	1,180,000	(889,560)
Customer related and other	442,640	(218,680)	283,340	(211,416)

	$2,900,898	$(1,150,745)	$2,435,866	$(1,100,976)

The changes in the carrying amount of goodwill for the periods ended June 30, 2015 and December 31, 2014 were as follows:

Balance at December 31, 2014	$532,921

Acquisitions	251,002

Balance at June 30, 2015	$783,923

Goodwill	2,226,423
Accumulated impairment losses	(1,442,500)

Balance at June 30, 2015	$783,923

Amortization expense for publishing rights and customer related and other intangibles were $23.4 million and $27.8 million for the three months ended June 30, 2015 and 2014, respectively, and $49.8 million and $61.5 million for the six months ended June 30, 2015 and 2014, respectively.

7.	Debt

Our debt consisted of the following:

	June 30, 2015	December 31, 2014
$250,000 term loan due May 21, 2018 interest payable monthly	$—	$243,125
$800,000 term loan due May 29, 2021 interest payable quarterly	796,056	—

Total debt, net of discount	$796,056	$243,125

Less: Current portion of long-term debt	8,000	67,500

Total long-term debt, net of discount	$788,056	$175,625

Term Loan Facility

In connection with our closing of the EdTech acquisition referred to in footnote 4, we entered into an amended and restated term loan credit facility (the “New Term Loan Facility”) dated as of May 29, 2015 to increase our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing. The New Term Loan Facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The New Term Loan Facility may be prepaid, in whole or in part, at any time, without premium, except in the case of a re-pricing event within the first 6 months of the New Term Loan Facility, in which case, a 1.00% premium shall be paid. The New Term Loan Facility is required to be repaid in quarterly installments equal to 0.25%, or $2.0 million, of the aggregate principal amount outstanding under the New Term Loan Facility immediately prior to the first quarterly payment date.

The New Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of June 30, 2015, the interest rate of the New Term Loan Facility was 4.0%.

The New Term Loan Facility does not require us to comply with financial covenants. The New Term Loan Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Term Loan Facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the New Term Loan Facility.

On May 29, 2015, in connection with the New Term Loan Facility described above, we paid off the remaining outstanding balance of our previous $250.0 million Term Loan Facility (the “Term Loan Facility”) of approximately $179.6 million. We incurred a loss on extinguishment of debt of approximately $2.2 million related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the Term Loan accounted for as extinguishment associated with the Term Loan Facility.

In accordance with the Excess Cash Flow provisions of the Term Loan Facility, which were predicated upon our leverage ratio and cash flow, we made a $63.6 million principal payment on March 5, 2015. In connection with this principal payment, we recorded a $2.0 million write off of deferred financing costs, which was recognized as interest expense in the consolidated statements of operations for the six months ended June 30, 2015. In connection with the Excess Cash Flow payment, $1.5 million was reclassified from current portion of long-term debt to long-term debt as of March 31, 2015.

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

Revolving Credit Facility

On May 19, 2015, we entered into Amendment No. 4 to our revolving credit facility. Amendment No. 4 permits us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $800.0 million, plus the aggregate amount of any incremental facilities provided for therein.

On April 23, 2015, we entered into Amendment No. 3 to our revolving credit facility. Amendment No. 3 permits us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $500.0 million, plus the aggregate amount of any incremental facilities provided for therein.

No funds have been drawn on the revolving credit facility as of June 30, 2015.

As of June 30, 2015, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

Guarantees

Under both the revolving credit facility and the New Term Loan Facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

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

2015

During the six months ended June 30, 2015, $1.9 million of severance payments were made to employees whose employment ended in 2015 and prior years and $2.4 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.6 million to reflect additional costs for severance, which we expect to be paid over the next twelve months, along with a $0.4 million accrual for vacated space.

2014

During the six months ended June 30, 2014, $5.3 million of severance payments were made to employees whose employment ended in 2014 and prior years and $2.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.6 million to reflect additional costs for severance, along with a $1.5 million accrual for additional space vacated.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2015
Severance costs	$1,271	$1,642	$(1,854)	$1,059
Other accruals	9,050	400	(2,396)	7,054

	$10,321	$2,042	$(4,250)	$8,113

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2014
Severance costs	$4,115	$3,659	$(5,326)	$2,448
Other accruals	11,416	1,460	(2,190)	10,686

	$15,531	$5,119	$(7,516)	$13,134

The current portion of the severance and other charges was $4.7 million and $5.9 million as of June 30, 2015 and December 31, 2014, respectively.

9.	Income Taxes

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

For the three months ended June 30, 2015 and 2014, we recorded an income tax expense (benefit) of approximately $(11.4) million and $2.2 million, respectively, and for the six months ended June 30, 2015 and 2014, we recorded an income tax expense of approximately $9.6 million and $4.0 million, respectively. For both periods, the income tax expense (benefit) was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 59.6% and 15.9% for the three months ended June 30, 2015 and 2014, respectively, and (6.1)% and (3.0)% for the six months ended June 30, 2015 and 2014, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $63.2 million at June 30, 2015 and December 31, 2014, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets. The Company expects the amount of unrecognized tax benefits disclosed to be reduced by $52.1 million over the next twelve months.

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

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Six Months Ended June 30,
	2015	2014
Interest cost	$3,359	$4,114
Expected return on plan assets	(4,878)	(5,339)
Amortization of prior service costs	—	243
Amortization of net loss	165	3
Settlement loss recognized	—	1,740

Net periodic benefit (credit) cost	$(1,354)	$761

	Other Post Retirement Plans
	Six Months Ended June 30,
	2015	2014
Service cost	$103	$90
Interest cost	541	591
Amortization of prior service cost	(691)	(691)
Amortization of net loss	110	—

Net periodic benefit cost (credit)	$63	$(10)

There were no contributions to the pension plans for the six months ended June 30, 2015. Contributions to the pension plans for the six months ended June 30, 2014 were $4.3 million.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$295,402	$295,402	$—	(a	)

	$295,402	$295,402

Financial liabilities
Foreign exchange derivatives	$481	$—	$481	(a	)

	$481	$—	$481

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$438,907	$438,907	$—	(a	)
U.S. treasury securities	93,004	93,004	—	(a	)
U.S. agency securities	194,028	—	194,028	(a	)
	$725,939	$531,911	$194,028

Financial liabilities
Foreign exchange derivatives	$1,370	$—	$1,370	(a	)

	$1,370	$—	$1,370

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $295.4 million and $438.9 million invested in money market funds as of June 30, 2015 and December 31, 2014, respectively, we had $24.0 million and $17.7 million of cash in bank accounts as of June 30, 2015 and December 31, 2014, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $16.0 million and $18.7 million at June 30, 2015 and December 31, 2014, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during 2015.

The following table presents our non-financial assets and liabilities measured at fair value on a nonrecurring basis during 2014:

	December 31, 2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Investment in preferred stock	$—	$—	$1,279	(b	)
Other intangible assets	3,800	3,800	400	(a	)(c)

	$3,800	$3,800	$1,679

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed as there were no triggering events for the six months ended June 30, 2015.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2015 and December 31, 2014. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$796,056	$793,747	$243,125	$242,517

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy at June 30, 2015 and December 31, 2014. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $8.9 million and $11.3 million of performance-related surety bonds for our operating activities as of June 30, 2015 and December 31, 2014, respectively. An aggregate of $21.3 million and $20.2 million of letters of credit existed as of June 30, 2015 and December 31, 2014, respectively, of which $2.5 million and $2.4 million backed the aforementioned performance-related surety bonds as of June 30, 2015 and December 31, 2014, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2015 and December 31, 2014.

Concentration of Credit Risk and Significant Customers

As of June 30, 2015 and December 31, 2014, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to common stockholders	$(7,743)	$11,548	$(167,683)	$(134,787)

Denominator
Weighted average shares outstanding
Basic	139,961,856	140,074,707	141,090,469	140,028,757
Diluted	139,961,856	143,025,017	141,090,469	140,028,757
Net income (loss) per share attributable to common stockholders
Basic	$(0.06)	$0.08	$(1.19)	$(0.96)
Diluted	$(0.06)	$0.08	$(1.19)	$(0.96)

As we incurred a net loss in the three month period ended June 30, 2015 and the six month periods ended June 30, 2015 and 2014, presented above, the outstanding stock options, restricted stock, restricted stock units, and warrants for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive due to the net loss attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	9,292,913	221,101	9,267,637	11,914,725
Restricted stock and restricted stock units	830,812	—	589,252	178,658
Warrants	7,344,388	—	7,356,338	—

We have revised previously reported amounts of anti-dilutive stock options and restricted stock units for the six months ended June 30, 2014 to correct the prior period amounts. The Company has concluded the correction was not material.

14.	Stockholders’ Equity

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and additionally, on May 6, 2015 authorized an incremental $300.0 million bringing the total aggregate authorization to $500.0 million. The aggregate $500.0 million share repurchase program was effective on May 29, 2015 and may be executed over a period of two years from May 6, 2015. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. The program will expire on May 6, 2017.

The Company’s share repurchase activity was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Cost of repurchases	$191,238	$191,238
Shares repurchased	8,119,413	8,119,413
Average cost per share	$23.55	$23.55

As of June 30, 2015, there was approximately $308.8 million available for share repurchases under this authorization.

In connection with the Company’s stock repurchase program, during the three months ended June 30, 2015, the Company repurchased shares of its common stock from certain of its stockholders who (through affiliates of such stockholders) each beneficially own more than 5% of the Company’s common stock as of June 30, 2015. On May 20, 2015, the Company repurchased an aggregate of 6,521,739 shares from affiliates of Paulson & Co. Inc., for an aggregate purchase price of approximately $150.0 million. On June 30, 2015, the Company repurchased an aggregate of 1,306,977 shares from affiliates of Anchorage Capital Group, L.L.C., for an aggregate purchase price of approximately $33.5 million. The purchase prices from these share repurchases are included within repurchases of common stock under cash flows from financing activities in the accompanying consolidated statements of cash flows for the six months ended June 30, 2015 and within treasury stock under stockholders’ equity in the accompanying consolidated balance sheets as of June 30, 2015.

2015 Omnibus Incentive Plan

Our Board of Directors adopted the 2015 Omnibus Incentive Plan (“Plan”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The Plan provides for an aggregate of 4.0 million shares of our common stock and approximately 2.6 million shares of our common stock that were reserved for issuance under the 2012 Management Incentive Plan (“2012 MIP”) as of May 19, 2015 but were not issuable pursuant to any outstanding awards. Approximately 10.6 million additional shares underlying outstanding awards under the 2012 MIP as of May 19, 2015 that could have otherwise become available again for grants under the 2012 MIP in the future (by potential forfeiture, withholding or otherwise) will instead become reserved for issuance under the Plan in the event such shares become available for future grants. Our Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options or cash, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, other stock-based awards or any combination of the foregoing. Certain employees, directors, officers, consultants or advisors who have been selected by the Compensation Committee and who enter into an award agreement with respect to an award granted to them under the Plan are eligible for awards under the 2015 Omnibus Incentive Plan. The purpose of the Plan is to help us attract and retain key personnel by providing them the opportunity to acquire an equity interest in our Company. As of June 30, 2015, there were 23,630 restricted stock units granted to our Board of Directors under the Plan.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for up to an aggregate of 1.3 million shares of our common stock may be made available for sale under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of June 30, 2015, there were 1.3 million shares available for future issuance under the ESPP. The first offering period under the ESPP commenced on July 1, 2015.

We will use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We will recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

15.	Segment Reporting

As of June 30, 2015, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

(in thousands)	Three Months Ended June 30,			Total
	Education	Trade Publishing	Corporate/ Other
2015
Net sales	$342,441	$37,442	$—	$379,883
Segment Adjusted EBITDA	86,452	412	(7,208)	79,656
2014
Net sales	$364,618	$37,272	$—	$401,890
Segment Adjusted EBITDA	119,316	1,940	(12,017)	109,239

(in thousands)	Six Months Ended June 30,			Total
	Education	Trade Publishing	Corporate/ Other
2015
Net sales	$471,311	$71,241	$—	$542,552
Segment Adjusted EBITDA	49,105	(728)	(20,542)	27,835
2014
Net sales	$486,492	$69,331	$—	$555,823
Segment Adjusted EBITDA	79,089	622	(23,667)	56,044

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Segment Adjusted EBITDA	$79,656	$109,239	$27,835	$56,044
Interest expense	(6,160)	(4,395)	(12,114)	(8,692)
Depreciation expense	(17,776)	(18,082)	(36,185)	(35,321)
Amortization expense	(51,318)	(59,846)	(104,142)	(122,516)
Stock-based compensation expense	(3,717)	(3,547)	(6,812)	(5,944)
Gain (loss) on derivative instruments	369	(205)	(1,851)	(308)
Asset impairment charges	—	(1,279)	—	(1,279)
Purchase accounting adjustments	(877)	(1,016)	(1,074)	(1,591)
Fees, expenses or charges for equity offerings, debt or acquisitions	(15,515)	(1,576)	(18,892)	(3,690)
Restructuring	(651)	(2,207)	(661)	(2,412)
Severance, separation costs and facility closures	(985)	(3,362)	(2,042)	(5,119)
Loss on extinguishment of debt	(2,173)	—	(2,173)	—

Net Income (Loss) before taxes	(19,147)	13,724	(158,111)	(130,828)

Provision (benefit) for income taxes	(11,404)	2,176	9,572	3,959

Net income (loss)	$(7,743)	$11,548	$(167,683)	$(134,787)

16.	Subsequent Events

New Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of $250.0 million and a borrowing base that is computed monthly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The New Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The New Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium. No amounts have been drawn on the New Revolving Credit Facility as of July 31, 2015.

The New Revolving Credit Facility requires the borrowers to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the New Revolving Credit Facility is less than certain limits prescribed by the terms of the New Revolving Credit Facility. The New Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Revolving Credit Facility is subject to customary events of default.

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

Recent Developments

Acquisition

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) to acquire certain assets (including the stock of two of Scholastic’s subsidiaries) comprising its Educational Technology and Services (“EdTech”) business. On May 29, 2015, we completed the acquisition and paid an aggregate purchase price of $575.0 million in cash to Scholastic, subject to adjustments for working capital. $34.5 million of the purchase price was deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow will be released periodically during the 18-month period upon fulfillment of certain service levels under a transition services agreement entered into as of May 29, 2015 between Scholastic and HMH for the provision of certain transition support services by Scholastic for HMH after the closing.

The acquisition provides us with a leading position in intervention curriculum and services and extends our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools. Significant technology-based reading and math improvement programs that Scholastic offers include:

•	READ 180®, a reading intervention program for students in grades 4 to 12 reading at least two years below grade level, READ 180 Next Generation, a substantially revised version of the original product; and Read 180 for iPad®, a comprehensive reading program for iPad;

•	System 44®, a foundational reading intervention program for students in grades 4 to 12 who have not yet mastered the 44 sounds and 26 letters of the English language, and System 44 Next Generation, a revised version of the original product;

•	MATH 180®, a revolutionary math intervention program for students in grades 6 and up;

•	iRead™, a digital foundational reading program for grades K-2; and

•	Common Core Code X®, a middle school English Language Arts program with more complex texts required by the Common Core State Standards.

Other major programs include FASTT Math®, a technology-based program to improve math fact fluency developed with the creator of READ 180, and Do The Math®, a mathematics intervention program created by Marilyn Burns, a nationally known math educator and the founder of Math Solutions. EdTech’s consulting and professional development services focus on optimizing the utilization of the products described above, as well as helping teachers and school districts meet professional standards and implement new requirements and standards, including the Common Core State Standards.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the purchased assets of EdTech are included in our consolidated financial statements from the date of acquisition.

We have allocated the purchase price to the EdTech assets acquired and liabilities assumed at estimated fair values as of May 29, 2015. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill, which is allocated to our Education segment. The goodwill recognized is primarily the result of expected synergies. All of the goodwill and identifiable intangibles associated with the acquisition will be deductible for tax purposes.

The following recent developments occurred subsequent to the period covered by this report:

New Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of $250.0 million and a borrowing base that is computed monthly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The New Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The New Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium. No loans have been drawn on the New Revolving Credit Facility as of July 31, 2015.

The New Revolving Credit Facility requires the borrowers to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the New Revolving Credit Facility is less than certain limits prescribed by the terms of the New Revolving Credit Facility. The New Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Revolving Credit Facility is subject to customary events of default.

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

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition, and a provision for product returns. Deferred revenues primarily derive from work-texts, workbooks, online interactive digital content, digital and online learning components. The work-texts and workbooks are deferred until delivered, which often extends over the life of the contract, and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and on-line learning components to address the needs of the education marketplace; thus, resulting in an increase in our net sales being deferred.

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Twenty states, known as adoption states, approve and procure new basal programs usually every five to eight years on a state-wide basis, before individual schools or school districts are permitted to schedule the purchase of materials. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to nine year cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose. Our basal programs, primarily in adoption states, typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for basal programs.

We also derive our Education segment net sales from the sale of summative, formative or in-classroom and diagnostic assessments to districts and schools in all 50 states. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular academic subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Additionally, our offerings include supplemental products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	federal funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products, the length of programs, and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the transition to e-books and any resulting impact on market growth;

•	the publishing of bestsellers along with obtaining recognized authors; and

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida implemented a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2015, for purchase in 2016. Texas school districts purchased mathematics and science materials in 2014, and adopted social studies and high school math materials for purchase in 2015. California adopted math materials in 2013, with purchases spread over 2014-15, and is scheduled to adopt English language arts materials in 2015 for purchase beginning in 2016. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session will appropriate funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured approximately 50% of the market share in these states in the years that they adopt educational materials for various subjects.

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing consumer books, for which we generally expense such costs as incurred, our assessment products, for which we use the straight-line amortization method and the acquired content of the EdTech business acquired from Scholastic for which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, tradenames, content rights and licenses. The existing customer relationships, tradenames, content rights and licenses are amortized over varying periods of 6 to 25 years.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$379,883	$401,890	$(22,007)	(5.5)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	168,076	166,796	1,280	0.8%
Publishing rights amortization	19,148	24,776	(5,628)	(22.7)%
Pre-publication amortization	27,909	32,063	(4,154)	(13.0)%

Cost of sales	215,133	223,635	(8,502)	(3.8)%
Selling and administrative	170,687	152,283	18,404	12.1%
Other intangible asset amortization	4,261	3,007	1,254	41.7%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM
NM Severance and other charges	985	3,362	(2,377)	(70.7)%

Operating income (loss)	(11,183)	18,324	(29,507)	NM

Other income (expense):
Interest expense	(6,160)	(4,395)	1,765	40.2%
Change in fair value of derivative instruments	369	(205)	574	NM
Loss on extinguishment of debt	(2,173)	—	(2,173)	NM

Income (loss) before taxes	(19,147)	13,724	(32,871)	NM
Income tax expense (benefit)	(11,404)	2,176	13,580	NM

Net income (loss)	$(7,743)	$11,548	$(19,291)	NM

NM = not meaningful

Net sales for the three months ended June 30, 2015 decreased $22.0 million, or 5.5%, from $401.9 million for the same period in 2014, to $379.9 million. The net sales decrease was largely driven by the domestic education business, which decreased by $29.0 million, after the $18.1 million impact of the EdTech business, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent Florida, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower sales was stronger performance in the California math and South Carolina reading and language arts adoptions. Further offsetting the decline in net sales were $4.0 million of higher consumer and e-commerce products net sales and a $3.0 million increase in international sales.

Operating loss for the three months ended June 30, 2015 unfavorably changed $29.5 million from an operating income of $18.3 million for the same period in 2014 to a loss of $11.2 million, due primarily to the following:

•	The flow through effect of the $22.0 million of decreased sales, which unfavorably impacted the operating loss by $12.3 million after considering the effect of the cost of sales excluding pre-publication and publishing rights amortization,

•	As a percent of net sales, our cost of sales, excluding pre-publication and publishing rights amortization, increased to 44.2% from 41.5%, resulting in an approximate $10.3 million decrease in profitability partially offset by a $9.1 million decrease attributed to lower volume. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products.

•	An $18.4 million increase in selling and administrative costs primarily due to $12.6 million of higher professional and legal fees associated with an equity secondary offering and acquisition related matters and a $9.0 million increase attributed to the acquisition of the EdTech business partially offset by cost containment initiatives,

•	Partially offsetting the aforementioned, was an $8.5 million net reduction in net amortization expense related to publishing rights, pre-publication costs, and other intangible assets, due primarily to our use of accelerated amortization methods, along with a decrease in severance and other charges of $2.4 million.

Interest expense for the three months ended June 30, 2015 increased $1.8 million, or 40.2%, to $6.2 million from $4.4 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition.

Change in fair value of derivative instruments for the three months ended June 30, 2015 favorably changed by $0.6 million from an expense of $0.2 million in 2014, to a benefit of $0.4 million in 2015. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Loss on extinguishment of debt for the three months ended June 30, 2015 was $2.2 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment.

Income tax expense for the three months ended June 30, 2015 improved $13.6 million from an expense of $2.2 million for the same period in 2014, to a benefit of $11.4 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.8)%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 59.6% and 15.9% for the three months ended June 30, 2015 and 2014, respectively.

Consolidated Operating Results for the Six Months Ended June 30, 2015 and 2014

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$542,552	$555,823	$(13,271)	(2.4)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	264,645	259,444	5,201	2.0%
Publishing rights amortization	42,291	55,527	(13,236)	(23.8)%
Pre-publication amortization	54,372	61,037	(6,665)	(10.9)%

Cost of sales	361,308	376,008	(14,700)	(3.9)%
Selling and administrative	313,696	289,293	24,403	8.4%
Other intangible asset amortization	7,479	5,952	1,527	25.7%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM
Severance and other charges	2,042	5,119	(3,077)	(60.1)%

Operating loss	(141,973)	(121,828)	(20,145)	(16.5)%

Other income (expense):
Interest expense	(12,114)	(8,692)	3,422	39.4%
Change in fair value of derivative instruments	(1,851)	(308)	(1,543)	NM
Loss on debt extinguishment	(2,173)	—	(2,173)	NM

Loss before taxes	(158,111)	(130,828)	(27,283)	(20.9)%
Income tax expense	9,572	3,959	5,613	NM

Net loss	$(167,683)	$(134,787)	$(32,896)	(24.4)%

NM = not meaningful

Net sales for the six months ended June 30, 2015 decreased $13.3 million, or 2.4%, from $555.8 million for the same period in 2014, to $542.6 million. The net sales decrease was largely driven by the domestic education business, which decreased by $20.0 million, after the $18.1 million impact of the EdTech business, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent Florida, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower domestic education sales was stronger performance in the California math and South Carolina reading and language arts adoptions and higher assessment sales, which increased $5.0 million on the strength of our new addition to the Woodcock Johnson product line, which was released in the second quarter of 2014. Further offsetting the decline in net sales were higher net sales of $6.0 million of consumer and e-commerce products and higher sales of our Trade Publishing business which increased $1.9 million from the same period last year.

Operating loss for the six months ended June 30, 2015 unfavorably changed $20.1 million from a loss of $121.8 million for the same period in 2014 to a loss of $142.0 million, due primarily to the following:

•	A $24.4 million increase in selling and administrative costs primarily due to $15.2 million of higher professional and legal fees associated with an equity secondary offering and acquisition related matters, a $9.0 million increase in costs related to the acquisition of the EdTech business along with organic growth initiatives,

•	The flow through effect of the $13.3 million of decreased sales, which unfavorably impacted the operating loss by $6.8 million after considering the effect of the cost of sales excluding pre-publication and publishing rights amortization,

•	As a percent of net sales, our cost of sales, excluding pre-publication and publishing rights amortization, increased to 48.8% from 46.7%, resulting in an approximate $11.4 million decrease in profitability partially offset by a $6.2 million decrease attributed to lower volume. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products.

•	Partially offsetting the aforementioned, was an $18.4 million net reduction in net amortization expense related to publishing rights and pre-publication costs due primarily to our use of accelerated amortization methods, and a decrease in severance and other charges of $3.1 million.

Interest expense for the six months ended June 30, 2015 increased $3.4 million, or 39.4%, to $12.1 million from $8.7 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition. Further, the expense increased as a result of expensing deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Change in fair value of derivative instruments for the six months ended June 30, 2015 unfavorably changed by $1.5 million from an expense of $0.3 million in 2014, to an expense of $1.9 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Loss on extinguishment of debt for the six months ended June 30, 2015 was $2.2 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment.

Income tax expense for the six months ended June 30, 2015 increased $5.6 million from $4.0 million for the same period in 2014, to $9.6 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.8%). For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (6.1%) and (3.0%) for the six months ended June 30, 2015 and 2014, respectively.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(7,743)	$11,548	$(167,683)	$(134,787)
Interest expense	6,160	4,395	12,114	8,692
Provision (benefit) for income taxes	(11,404)	2,176	9,572	3,959
Depreciation expense	17,776	18,082	36,185	35,321
Amortization expense (1)	51,318	59,846	104,142	122,516
Non-cash charges—stock-based compensation expense	3,717	3,547	6,812	5,944
Non-cash charges—(gain) loss on derivative instrument	(369)	205	1,851	308
Asset impairment charges	—	1,279	—	1,279
Purchase accounting adjustments (2)	877	1,016	1,074	1,591
Fees, expenses or charges for equity offerings, debt or acquisitions	15,515	1,576	18,892	3,690
Restructuring	651	2,207	661	2,412
Severance separation costs and facility closures	985	3,362	2,042	5,119
Loss on extinguishment of debt	2,173	—	2,173	—

Adjusted EBITDA	$79,656	$109,239	$27,835	$56,044

(1)	Includes pre-publication amortization of $27,909 and $32,063 for the three months ended June 30, 2015 and 2014, respectively, and $54,372 and $61,037 for the six months ended June 30, 2015 and 2014, respectively.
(2)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.

Segment Operating Results

Results of Operations—Comparing Three Months Ended June 30, 2015 and 2014

Education

	Three Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$342,441	$364,618	$(22,177)	(6.1)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	142,664	142,061	603	0.4%
Publishing rights amortization	16,751	21,998	(5,247)	(23.9)%
Pre-publication amortization	27,762	31,843	(4,081)	(12.8)%

Cost of sales	187,177	195,902	(8,725)	(4.5)%
Selling and administrative	128,697	121,129	7,568	6.2%
Other intangible asset amortization	3,482	2,468	1,014	41.1%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM

Operating income	23,085	43,840	(20,755)	(47.3)%

Net income	$23,085	$43,840	$(20,755)	(47.3)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$14,494	$16,874	$(2,380)	(14.1)%
Amortization expense	47,996	56,307	(8,311)	(14.8)%
Non-cash charges—asset impairment charges	—	1,279	(1,279)	NM
Purchase accounting adjustments	877	1,016	(139)	(13.7)%

Education segment Adjusted EBITDA	$86,452	$119,316	$(32,864)	(27.5)%

Education segment Adjusted EBITDA as a % of net sales	25.2%	32.7%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2015 decreased $22.2 million from $364.6 million for the same period in 2014, to $342.4 million. The net sales decrease was largely driven by the domestic education business, which decreased by $29.0 million, after the $18.1 million impact of the EdTech business, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent Florida, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower domestic education net sales was stronger performance in the California math and South Carolina reading and language arts adoptions. Further offsetting the decline in net sales were $4.0 million of higher consumer and e-commerce products net sales and a $3.0 million increase in international sales.

Our Education segment cost of sales for the three months ended June 30, 2015, decreased $8.7 million, or 4.5%, from $195.9 million for the same period in 2014, to $187.2 million. The decrease was attributed to a $9.3 million reduction in net amortization expense related to publishing rights and pre-publication costs primarily due to our use of accelerated amortization methods. Offsetting the aforementioned reductions was an increase in our cost of sales, excluding pre-publication and publishing rights amortization, as a percent of net sales to 41.7% from 39.0%, resulting in an approximate $9.2 million decrease in profitability partially offset by an $8.6 million decrease attributed to lower volume. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products.

Our Education segment selling and administrative expense for the three months ended June 30, 2015, increased $7.6 million, or 6.2%, from $121.1 million for the same period in 2014, to $128.7 million. The increase was entirely due to $9.0 million of costs associated with the acquisition of the EdTech business and partially offset by cost containment initiatives.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2015, decreased $32.9 million, or 27.5%, from $119.3 million for the same period in 2014, to $86.5 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business and the 2010 restructuring. The purchase accounting adjustments will gradually decrease each year. Education segment Adjusted EBITDA as a percentage of net sales decreased from 32.7% of net sales for the three months ended June 30, 2014 to 25.2% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$37,442	$37,272	$170	0.5%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	25,412	24,735	677	2.7%
Publishing rights amortization	2,397	2,778	(381)	(13.7)%
Pre-publication amortization	147	220	(73)	(33.2)%

Cost of sales	27,956	27,733	223	0.8%
Selling and administrative	11,848	10,751	1,097	10.2%
Other intangible asset amortization	779	539	240	44.5%

Operating loss	(3,141)	(1,751)	(1,390)	(79.4)%

Net loss	$(3,141)	$(1,751)	$(1,390)	(79.4)%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$231	$152	$79	52.0%
Amortization expense	3,322	3,539	(217)	(6.1)%

Trade Publishing segment Adjusted EBITDA	$412	$1,940	$(1,528)	(78.8)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	1.1%	5.2%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended June 30, 2015, increased $0.2 million, or 0.5%, from $37.3 million for the same period in 2014, to $37.4 million. The increase in net sales was driven by net sales of frontlist culinary titles such as The Whole 30, The Real Paleo Diet Cookbook and Cake My Day along with strong net sales of the Newbery Medal winning children’s book The Crossover offsetting prior year strong titles such as The Giver.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2015, increased $0.2 million, or 0.8%, from $27.7 million for the same period in 2014, to $28.0 million. The increase is primarily related to increased volume along with higher royalty costs due to product mix, partially offset by lower amortization expense of $0.5 million primarily related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2015, increased $1.1 million, or 10.2%, from $10.8 million for the same period in 2014, to $11.8 million. The increase was primarily related to higher promotion expense and salary related costs.

Our Trade Publishing segment Adjusted EBITDA for the three months ended June 30, 2015, decreased $1.5 million, or 78.8%, from $1.9 million for the same period in 2014, to $0.4 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 1.1% for the three months ended June 30, 2015, which decreased from 5.2% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	30,142	20,403	9,739	47.7%
Severance and other charges	985	3,362	(2,377)	(70.7)%

Operating loss	(31,127)	(23,765)	(7,362)	(31.0)%

Interest expense	(6,160)	(4,395)	1,765	40.2%
Change in fair value of derivative instruments	369	(205)	574	NM
Loss on extinguishment of debt	(2,173)	—	(2,173)	NM

Loss before taxes	(39,091)	(28,365)	(10,726)	37.8%
Income tax expense (benefit)	(11,404)	2,176	13,580	NM

Net loss	$(27,687)	$(30,541)	$2,854	9.3%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$6,160	$4,395	$1,765	40.2%
Provision (benefit) for income taxes	(11,404)	2,176	(13,580)	NM
Depreciation expense	3,051	1,056	1,995	NM
Non-cash charges—(gain) loss on derivative instruments	(369)	205	(574)	NM
Non-cash charges—stock-based compensation expense	3,717	3,547	170	4.8%
Fees, expenses or charges for equity offerings, debt or acquisitions	15,515	1,576	13,939	NM
Restructuring	651	2,207	(1,556)	(70.6)%
Severance, separation costs and facility closures	985	3,362	(2,377)	(70.7)%
Loss on extinguishment of debt	2,173	—	2,173	NM

Corporate and Other segment Adjusted EBITDA	$(7,208)	$(12,017)	$4,809	40.0%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2015, increased $9.7 million, or 47.7%, from $20.4 million for the same period in 2014, to $30.1 million. The increase was attributed to higher professional and legal costs of $13.8 million associated with an equity secondary offering and acquisition related activity.

Our interest expense for the three months ended June 30, 2015 increased $1.8 million, or 40.2%, to $6.2 million from $4.4 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition.

Our change in fair value of derivative instruments for the three months ended June 30, 2015 favorably changed by $0.6 million from an expense of $0.2 million in 2014, to a gain of $0.4 million in 2015. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Loss on extinguishment of debt for the three months ended June 30, 2015 was $2.2 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment.

Income tax expense for the three months ended June 30, 2015 improved $13.6 million from an expense of $2.2 million for the same period in 2014, to a benefit of $11.4 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.8%). For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 59.6% and 15.9% for the three months ended June 30, 2015 and 2014, respectively.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2015, increased $4.8 million, or 40.0%, from a loss of $12.0 million for the same period in 2014, to a loss of $7.2 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Six Months Ended June 30, 2015 and 2014

Education

	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$471,311	$486,492	$(15,181)	(3.1)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	215,560	212,189	3,371	1.6%
Publishing rights amortization	37,239	49,745	(12,506)	(25.1)%
Pre-publication amortization	54,093	60,618	(6,525)	(10.8)%

Cost of sales	306,892	322,552	(15,660)	(4.9)%
Selling and administrative	237,701	228,838	8,863	3.9%
Other intangible asset amortization	5,886	4,873	1,013	20.8%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM

Operating loss	(79,168)	(71,050)	(8,118)	11.4%

Net loss	$(79,168)	$(71,050)	$(8,118)	11.4%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$29,980	$32,034	$(2,054)	(6.4)%
Amortization expense	97,219	115,235	(18,016)	(15.6)%
Non-cash charges—asset impairment charges	—	1,279	(1,279)	NM
Purchase accounting adjustments	1,074	1,591	(517)	(32.5)%

Education segment Adjusted EBITDA	$49,105	$79,089	$(29,984)	(37.9)%

Education segment Adjusted EBITDA as a % of net sales	10.4%	16.3%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2015 decreased $15.2 million from $486.5 million for the same period in 2014, to $471.3 million. The net sales decrease was largely driven by the domestic education business, which decreased by $20.0 million, after the $18.1 million impact of the EdTech business, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent Florida, as the adoption market is substantially lower in 2015. Offsetting a portion of the domestic education lower sales was stronger performance in the California math and South Carolina reading and language arts adoptions and higher assessment sales, which increased $5.0 million on the strength of our new addition to the Woodcock Johnson product line, which was released in the second quarter of 2014. Further offsetting the decline in net sales were higher net sales of $6.0 million of consumer and e-commerce products.

Our Education segment cost of sales for the six months ended June 30, 2015, decreased $15.7 million, or 4.9%, from $322.6 million for the same period in 2014, to $306.9 million. The decrease was attributed to a $19.0 million reduction in net amortization expense related to publishing rights and pre-publication costs primarily due to our use of accelerated amortization methods. Offsetting the aforementioned reductions was an increase in our cost of sales, excluding pre-publication and publishing rights amortization, as a percent of net sales to 45.7% from 43.6%, resulting in an approximate $10.0 million decrease in profitability partially offset by a $6.6 million decrease attributed to lower volume. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products.

Our Education segment selling and administrative expense for the six months ended June 30, 2015, increased $8.9 million, or 3.9%, from $228.8 million for the same period in 2014, to $237.7 million. The increase was entirely due to $9.0 million of costs associated with the acquired EdTech business.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2015, decreased $30.0 million, or 37.9%, from $79.1 million for the same period in 2014, to $49.1 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business and the 2010 restructuring. The purchase accounting adjustments will gradually decrease each year. Education segment Adjusted EBITDA as a percentage of net sales decreased from 16.3% of net sales for the six months ended June 30, 2014 to 10.4% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$71,241	$69,331	$1,910	2.8%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	49,085	47,255	1,830	3.9%
Publishing rights amortization	5,052	5,782	(730)	(12.6)%
Pre-publication amortization	279	419	(140)	(33.4)%

Cost of sales	54,416	53,456	960	1.8%
Selling and administrative	23,314	21,731	1,583	7.3%
Other intangible asset amortization	1,593	1,079	514	47.6%

Operating loss	(8,082)	(6,935)	(1,147)	16.5%

Net loss	$(8,082)	$(6,935)	$(1,147)	16.5%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$431	$276	$155	56.2%
Amortization expense	6,923	7,281	(358)	(4.9)%

Trade Publishing segment Adjusted EBITDA	$(728)	$622	$(1,350)	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	(1.0)%	0.9%

NM = not meaningful

Our Trade Publishing segment net sales for the six months ended June 30, 2015, increased $1.9 million, or 2.8%, from $69.3 million for the same period in 2014, to $71.2 million. The increase in net sales was driven by net sales of frontlist culinary titles such as The Whole 30, The Real Paleo Diet Cookbook and Cake My Day along with and strong net sales of the Newbery Medal winning children’s book The Crossover and Pedro, a sports memoir by Pedro Martinez.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2015, increased $1.0 million, or 1.8%, from $53.5 million for the same period in 2014, to $54.4 million. The increase is primarily related to higher volume along with increased royalty costs due to product mix, partially offset by lower amortization expense of $0.9 million primarily related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2015, increased $1.6 million, or 7.3%, from $21.7 million for the same period in 2014, to $23.3 million. The increase was primarily related to higher salary costs and promotion expense.

Our Trade Publishing segment Adjusted EBITDA for the three months ended June 30, 2015, decreased $1.4 million, from $0.6 million for the same period in 2014, to a loss of $0.7 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (1.0)% for the six months ended June 30, 2015, which decreased from 0.9% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Six Months Ended June 30,		Dollar	Percent
	2015	2014	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	52,681	38,724	13,957	36.0%
Severance and other charges	2,042	5,119	(3,077)	(60.1)%

Operating loss	(54,723)	(43,843)	(10,880)	(24.8)%

Interest expense	(12,114)	(8,692)	3,422	39.4%
Change in fair value of derivative instruments	(1,851)	(308)	(1,543)	NM
Loss on extinguishment of debt	(2,173)	—	(2,173)	NM

Loss before taxes	(70,861)	(52,843)	(18,018)	(34.1)%
Income tax expense	9,572	3,959	5,613	NM

Net loss	$(80,433)	$(56,802)	$(23,631)	(41.6)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$12,114	$8,692	$3,422	39.4%
Provision for income taxes	9,572	3,959	5,613	NM
Depreciation expense	5,774	3,011	2,763	91.8%
Non-cash charges—loss on derivative instruments	1,851	308	1,543	NM
Non-cash charges—stock-based compensation expense	6,812	5,944	868	14.6%
Fees, expenses or charges for equity offerings, debt or acquisitions	18,892	3,690	15,202	NM
Restructuring	661	2,412	(1,751)	(72.6)%
Severance, separation costs and facility closures	2,042	5,119	(3,077)	(60.1)%
Loss on extinguishment of debt	2,173	—	2,173	NM

Corporate and Other segment Adjusted EBITDA	$(20,542)	$(23,667)	$3,125	13.2%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2015, increased $14.0 million, or 36.0%, from $38.7 million for the same period in 2014, to $52.7 million. The increase was attributed to higher professional and legal costs of $15.1 million associated with an equity secondary offering and acquisition related activity.

Our interest expense for the six months ended June 30, 2015 increased $3.4 million, or 39.4%, to $12.1 million from $8.7 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition. Further, the expense increased as a result of expensing deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Our change in fair value of derivative instruments for the six months ended June 30, 2015 unfavorably changed by $1.5 million from an expense of $0.3 million in 2014, to an expense of $1.9 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Loss on extinguishment of debt for the six months ended June 30, 2015 was $2.2 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment.

Income tax expense for the six months ended June 30, 2015 increased $5.6 million from $4.0 million for the same period in 2014, to $9.6 million in 2015. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.8%). For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (6.1%) and (3.0%) for the six months ended June 30, 2015 and 2014, respectively.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2015, improved $3.1 million, or 13.2%, from a loss of $23.7 million for the same period in 2014, to a loss of $20.5 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$319,410	$456,581
Short-term investments	—	286,764
Current portion of long-term debt	8,000	67,500
Long-term debt, net of discount	788,056	175,625

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net cash used in operating activities	$(134,777)	$(132,107)

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

The revolving credit facility is available based on a borrowing base comprised of eligible inventory and eligible receivables. Up to $50.0 million of the revolving credit facility is available for issuances of letters of credit. The amounts of any outstanding letters of credit reduce availability under the revolving credit facility on a dollar-for-dollar basis.

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.0% per annum or the alternate base rate plus 2.00%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of June 30, 2015, the interest rate of the term loan facility was 4.0%. As of June 30, 2015, we had approximately $800.0 million ($796.1 million, net of discount) outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $228.7 million of borrowing availability under our revolving credit facility and approximately $21.3 million of outstanding letters of credit as of June 30, 2015.

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

Our revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the revolving credit facility as of June 30, 2015, due to our level of borrowing availability. Our senior secured credit facilities contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $319.4 million of cash and cash equivalents at June 30, 2015. We had $456.6 million of cash and cash equivalents and $286.8 million of short-term investments at December 31, 2014.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Operating activities

Net cash used in operating activities was $134.8 million for the six months ended June 30, 2015, a $2.7 million increase from the $132.1 million used in operating activities for the six months ended June 30, 2014. The increase in cash used in operating activities from 2014 to 2015 was primarily driven by less profitable operations, net of depreciation and amortization, of $40.7 million offset by favorable net changes in operating assets and liabilities of $38.0 million. These changes were primarily due to favorable changes in accounts receivable of $109.4 million attributed to lower billings from the prior year due to a smaller adoption market, favorable changes in inventories of $7.8 million, favorable changes in pension and postretirement benefits of $3.9 million, favorable changes in royalties of $2.1 million, offset by unfavorable changes in deferred revenue of $62.1 million also attributed to lower billings, unfavorable changes in accounts payable of $22.4 million due to timing of disbursements, and unfavorable changes in other operating assets and liabilities of $0.7 million.

Investing activities

Net cash used in investing activities was $367.8 million for the six months ended June 30, 2015, an increase of $324.0 million from the $43.8 million used in investing activities for the six months ended June 30, 2014. The increase in cash investing expenditures is primarily attributed to an increase in acquisition of business activity expenditures of $568.6 million related to our acquisition of Scholastic’s EdTech business in the current period compared to three smaller acquisitions that occurred during 2014. The increase in expenditures was offset by an increase in net proceeds from sales and maturities of short-term investments of $229.0 million attributed to management’s decision to have increased liquidity to fund strategic initiatives. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment decreased by $15.7 million. The decrease in capital investing expenditures is primarily the result of capital spend timing.

Financing activities

Net cash provided by financing activities was $365.4 million for the six months ended June 30, 2015, an increase of $363.7 million from the $1.7 million of net cash provided by financing activities for the six months ended June 30, 2014. The increase was primarily due to net proceeds from the New Term Loan Facility of $796.0 million offset by an increase in principal payments on our previously existing term loan of $241.9 million related to our acquisition of Scholastic’s EdTech business. Further, we incurred $13.7 million of deferred financing fees expenditures in connection with our New Term Loan Facility. During the current period, we also incurred cash outlays of $191.2 million under our share repurchase program for our common stock, partially offset by an increase in proceeds from stock option exercises of $14.2 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three and six months ended June 30, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014, which were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Covenant Compliance

As of June 30, 2015, we were in compliance with all of our debt covenants.

As of June 30, 2015, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. A breach of any covenants, ratios, tests or restrictions, as applicable, under the agreements governing our indebtedness, for which a waiver is not obtained, could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Additionally, we are subject to Excess Cash Flow provisions under our New Term Loan Facility and our Term Loan Facility which are predicated upon our leverage ratio and cash flow. Based upon our Excess Cash Flow calculations at December 31, 2014, we were required to pay $63.6 million during the first quarter of 2015 under this provision.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program, bringing the total authorization to $200.0 million. Additionally, on May 6, 2015, our Board of Directors authorized an incremental $300.0 million under our existing share repurchase program, bringing the total aggregate authorization to $500.0 million. The aggregate $500.0 million share repurchase program was effective on May 29, 2015 and may be executed over a period of two years from May 6, 2015. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. The program will expire on May 6, 2017.

The Company’s share repurchase activity was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of repurchases	$191,238	$191,238
Shares repurchased	8,119,413	8,119,413
Average cost per share	$23.55	$23.55

As of June 30, 2015, there was approximately $308.8 million available for share repurchase under this authorization.

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

As of June 30, 2015, we had $800.0 million ($796.1 million, net of discount) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at June 30, 2015. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2015 and December 31, 2014. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the second quarter of 2015 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2015 to	6,521,739	$23.00	6,521,739	$350,000
May 31, 2015 to

June 1, 2015 to	1,597,674	$25.81	1,597,674	$308,762
June 30, 2015 to

Total	8,119,413	$23.55	8,119,413	$308,762

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program, and additionally, on May 6, 2015, an incremental $300.0 million bringing the total aggregate authorization to $500.0 million. The aggregate $500.0 million share repurchase program was effective on May 29, 2015 and may be executed over a period of two years from May 6, 2015. The program will expire on May 6, 2017.

Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 6. Exhibits

Exhibit No.	Description

2.1	Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015 (File No. 001-36166). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

10.1	Third Amendment, dated as of April 23, 2015, to the Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015 (File No. 001-36166).

10.2	Fourth Amendment, dated as of May 19, 2015, to the Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2015 (File No. 001-36166).

10.3	Amended and Restated Term Loan Credit Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2015 (File No. 001-36166).

10.4	Amended and Restated Term Facility Guarantee and Collateral Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2015 (File No. 001-36166).

10.5	Houghton Mifflin Harcourt Company Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 29, 2015 (File No. 333-204519).

10.6	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 29, 2015 (File No. 333-204519).

10.7	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Employees) (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 29, 2015 (File No. 333-204519).

10.8	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Performance-Based Restricted Stock Unit Award Notice (Employees) (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 29, 2015 (File No. 333-204519).

10.9*	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Directors).

10.10*	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Stock Option Award Notice.

10.11	Amended and Restated Revolving Credit Agreement, dated as of July 22, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015 (File No. 001-36166).

10.12	Amended and Restated Revolving Facility Guarantee and Collateral Agreement, dated as of July 23, 2015, by and

Exhibit No.	Description
among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2015 (File No. 001-36166).

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

Houghton Mifflin Harcourt Company (Registrant)

August 6, 2015	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 6, 2015	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)