Form 10-Q
period 2015-09-30
Houghton Mifflin Harcourt Co
filed 2015-11-05
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, par value $0.01 per share, outstanding as of October 30, 2015 was 134,299,959.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$377,043	$456,581
Short-term investments	146,492	286,764
Accounts receivable, net of allowance for bad debts and book returns of $33.1 million and $27.8 million, respectively	478,733	255,669
Inventories	185,600	183,961
Deferred income taxes	17,264	20,459
Prepaid expenses and other assets	29,052	18,665

Total current assets	1,234,184	1,222,099
Property, plant, and equipment, net	134,643	138,362
Pre-publication costs, net	326,975	236,995
Royalty advances to authors, net	45,779	46,777
Goodwill	783,923	532,921
Other intangible assets, net	939,617	801,969
Deferred income taxes	3,705	3,705
Other assets	37,009	28,279

Total assets	$3,505,835	$3,011,107

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$67,500
Accounts payable	80,155	51,266
Royalties payable	96,289	80,089
Salaries, wages, and commissions payable	65,936	59,733
Deferred revenue	234,940	157,016
Interest payable	106	47
Severance and other charges	5,026	5,928
Accrued postretirement benefits	2,037	2,037
Other liabilities	37,679	27,015

Total current liabilities	530,168	450,631

Long-term debt, net of discount	786,222	175,625
Long-term deferred revenue	459,951	370,103
Accrued pension benefits	16,424	18,525
Accrued postretirement benefits	24,548	26,500
Deferred income taxes	151,218	112,220
Other liabilities	22,388	97,823

Total liabilities	1,990,919	1,251,427

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 144,931,777 and 142,000,019 shares issued at September 30, 2015 and December 31, 2014, respectively; 134,707,975 and 141,917,997 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1,348	1,420
Treasury stock, 10,223,802 and 82,022 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(239,408)	—
Capital in excess of par value	4,822,524	4,784,962
Accumulated deficit	(3,036,515)	(2,999,913)
Accumulated other comprehensive loss	(33,033)	(26,789)

Total stockholders’ equity	1,514,916	1,759,680

Total liabilities and stockholders’ equity	$3,505,835	$3,011,107

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2015	2014	2015	2014
Net sales	$575,507	$551,008	$1,118,059	$1,106,831
Costs and expenses
Cost of sales, excluding pre-publication and publishing rights amortization	220,492	205,395	485,137	464,839
Publishing rights amortization	19,358	25,048	61,649	80,575
Pre-publication amortization	32,437	33,463	86,809	94,500

Cost of sales	272,287	263,906	633,595	639,914
Selling and administrative	191,843	167,741	505,539	457,034
Other intangible assets amortization	7,255	3,029	14,734	8,981
Impairment charge for investment in preferred stock	—	—	—	1,279
Severance and other charges	1,563	181	3,605	5,300

Operating income (loss)	102,559	116,151	(39,414)	(5,677)

Other income (expense)
Interest expense	(10,196)	(4,662)	(22,310)	(13,354)
Change in fair value of derivative instruments	(42)	(1,252)	(1,893)	(1,560)
Loss on extinguishment of debt	(878)	—	(3,051)	—

Income (loss) before taxes	91,443	110,237	(66,668)	(20,591)
Income tax expense (benefit)	(39,638)	3,207	(30,066)	7,166

Net income (loss)	$131,081	$107,030	$(36,602)	$(27,757)

Net income (loss) per share attributable to common stockholders
Basic	$0.97	$0.76	$(0.26)	$(0.20)

Diluted	$0.94	$0.75	$(0.26)	$(0.20)

Weighted average shares outstanding
Basic	135,169,318	140,742,786	138,978,746	140,269,383

Diluted	139,813,309	143,583,901	138,978,746	140,269,383

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2015	2014	2015	2014
Net income (loss)	$131,081	$107,030	$(36,602)	$(27,757)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	637	(485)	(1,828)	218
Net change in unrealized loss on derivative financial instruments	(4,461)	—	(4,461)	—
Net changes related to pension liabilities, reclassified from accumulated other comprehensive income
Amortization of prior service cost	—	—	—	243
Settlement loss recognized	—	—	—	1,740

Change in pension liability, net	—	—	—	1,983
Unrealized gain on short-term investments	45	—	45	4

Other comprehensive income (loss), net of taxes	(3,779)	(485)	(6,244)	2,205

Comprehensive income (loss)	$127,302	$106,545	$(42,846)	$(25,552)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2015	2014
Cash flows from operating activities
Net loss	$(36,602)	$(27,757)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	216,542	236,941
Amortization of debt discount and deferred financing costs	5,807	3,563
Deferred income taxes	42,193	3,052
Stock-based compensation expense	9,928	8,805
Loss on extinguishment of debt	3,051	—
Change in fair value of derivative instruments	1,893	1,560
Impairment charge for investment in preferred stock	—	1,279
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(191,826)	(207,212)
Inventories	12,074	(8,228)
Accounts payable and accrued expenses	25,693	47,409
Royalties, net	15,718	16,103
Deferred revenue	147,583	244,043
Interest payable	59	(7)
Severance and other charges	(2,670)	(4,988)
Accrued pension and postretirement benefits	(4,053)	(10,236)
Other, net	(82,012)	(3,601)

Net cash provided by operating activities	163,378	300,726

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	286,732	94,190
Purchases of short-term investments	(146,518)	(274,599)
Additions to pre-publication costs	(78,978)	(90,280)
Additions to property, plant, and equipment	(49,642)	(49,779)
Acquisition of business, net of cash acquired	(578,190)	(9,091)

Net cash used in investing activities	(566,596)	(329,559)

Cash flows from financing activities
Proceeds from term loan	796,000	—
Payments of long-term debt	(245,125)	(1,875)
Payments of deferred financing fees	(15,255)	—
Repurchases of common stock	(239,408)	—
Tax withholding payments related to net share settlements of restricted stock units	(658)	(723)
Proceeds from stock option exercises	28,126	14,643

Net cash provided by financing activities	323,680	12,045

Net decrease in cash and cash equivalents	(79,538)	(16,788)
Cash and cash equivalents
Beginning of period	456,581	313,628
Net decrease in cash and cash equivalents	(79,538)	(16,788)

End of period	$377,043	$296,840

Supplementary disclosure of cash flow information
Amounts due from seller for acquisition (noncash)	$2,034	$—
Issuance of common stock upon exercise of warrants (noncash)	1,815	—
Pre-publication costs included in accounts payable (noncash)	10,545	8,534
Property, plant, and equipment included in accounts payable (noncash)	4,028	1,914
Property, plant, and equipment acquired under capital leases (noncash)	1,912	3,644

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of September 30, 2015 and December 31, 2014 and the three and nine month periods ended September 30, 2015 and September 30, 2014.

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

During the quarter, an error was identified in certain disclosures within the Income Taxes footnote, as contained in our 2014 annual report on Form 10-K. This error had no effect on income tax expense or net income. The error also had no effect on the consolidated balance sheet as there is no change to the deferred tax assets or deferred tax liabilities accounts. The correction of the error impacts certain deferred tax components within the Income Taxes footnote. Deferred tax assets related to net operating loss and other carryforwards will decrease by approximately $15.1 million and deferred interest will increase by approximately $15.1 million, however, net deferred tax assets will be unchanged. Management believes the out-of-period correction is not material to any previously issued financial statements. The 2014 amounts will be revised in connection with the filing of our 2015 annual report on Form 10-K.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and nine months ended September 30, 2015 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. Our early adoption of the accounting guidance in the third quarter of 2015 did not have a material impact on our consolidated financial statements and footnote disclosures.

In August 2015, the FASB issued guidance to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. This new accounting standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard will have on our consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. The FASB later issued guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the new accounting guidance. The new guidance will be effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We evaluated the impact of adopting this standard and do not expect it to have a material impact on our consolidated financial statements and footnote disclosures.

4.	Acquisitions

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) to acquire certain assets (including the stock of two of Scholastic’s subsidiaries) comprising its Educational Technology and Services (“EdTech”) business. On May 29, 2015, we completed the acquisition and paid an aggregate purchase price of $575.0 million in cash to Scholastic, subject to adjustments for working capital. $34.5 million of the purchase price was deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow is released periodically during the 18-month period.

The acquisition provided us with a leading position in intervention curriculum and services and extends our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools.

The transaction was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the purchased assets of EdTech are included in our consolidated financial statements from the date of acquisition.

We have allocated the purchase price to the EdTech assets acquired and liabilities assumed at estimated fair values as of May 29, 2015. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill, which is allocated to our Education segment. The goodwill recognized is primarily the result of expected synergies. All of the goodwill and identifiable intangibles associated with the acquisition will be deductible for tax purposes. We are currently finalizing the assumed liabilities in connection with certain working capital adjustments; therefore the fair values set forth below are subject to adjustment as additional information is obtained. We expect to be completed during the fourth quarter of 2015.

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

Transaction costs related to the acquisition were approximately $5.2 million during the nine months ended September 30, 2015 and are included in the selling and administrative line item in our consolidated statements of operations.

The unaudited pro forma information presented in the following table summarizes the consolidated results of operations for the periods presented as if the acquisition of EdTech had occurred on January 1, 2014. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had occurred at the beginning of the periods, nor is it intended to be a projection of future results. For each period presented, the pro forma results include estimates of the interest expense on debt used to finance the acquisition, the amortization of the other intangible assets recorded in connection with the acquisition, the impact of the write-down of acquired deferred revenue to fair value and the related tax effects of the adjustments.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$578,464	$1,186,956	$638,043	$1,291,863
Net income (loss)	135,387	(50,693)	125,434	(16,899)

Since the date of acquisition, May 29, 2015, we recorded approximately $100.4 million of net sales and $30.1 million of operating income attributable to EdTech within our consolidated statements of operations.

On July 31, 2015, we acquired select ebook and technology assets of MeeGenius, which is an ebook subscription service for children up to eight years of age. The aggregate purchase price was approximately $0.5 million. The acquisition provided us with digital content for parents and young learners and supports our strategic focus on the direct to consumer market. There was no goodwill recorded and the aggregate purchase price was recorded to pre-publication costs.

5.	Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Finished goods	$179,864	$178,812
Raw materials	5,736	5,149

Inventory	$185,600	$183,961

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$783,923	$—	$532,921	$—
Trademarks and trade names	494,335	(912)	439,605	—
Publishing rights	1,180,000	(951,209)	1,180,000	(889,560)
Customer related and other	442,640	(225,237)	283,340	(211,416)

	$2,900,898	$(1,177,358)	$2,435,866	$(1,100,976)

The changes in the carrying amount of goodwill for the periods ended September 30, 2015 and December 31, 2014 were as follows:

Balance at December 31, 2014	$532,921
Acquisitions	251,002

Balance at September 30, 2015	$783,923

Goodwill	$2,226,423
Accumulated impairment losses	(1,442,500)

Balance at September 30, 2015	$783,923

Amortization expense for trademarks and tradenames, publishing rights, and customer related and other intangibles were $26.6 million and $28.1 million for the three months ended September 30, 2015 and 2014, respectively, and $76.4 million and $89.6 million for the nine months ended September 30, 2015 and 2014, respectively.

7.	Debt

Our debt consisted of the following:

	September 30, 2015	December 31, 2014
$250,000 term loan due May 21, 2018 interest payable monthly	$—	$243,125
$800,000 term loan due May 29, 2021 interest payable quarterly	794,222	—

Total debt, net of discount	$794,222	$243,125
Less: Current portion of long-term debt	8,000	67,500

Total long-term debt, net of discount	$786,222	$175,625

Term Loan Facility

In connection with our closing of the EdTech acquisition referred to in Note 4, we entered into an amended and restated term loan credit facility (the “New Term Loan Facility”) dated as of May 29, 2015 to increase our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing. The New Term Loan Facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

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

The New Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of September 30, 2015, the interest rate of the New Term Loan Facility was 4.0%.

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

We are subject to Excess Cash Flow provisions under our New Term Loan Facility which is predicated upon our leverage ratio and cash flow. The Excess Cash Flow provision does not apply in 2015.

On May 29, 2015, in connection with the New Term Loan Facility described above, we paid off the remaining outstanding balance of our previous $250.0 million Term Loan Facility (the “Term Loan Facility”) of approximately $179.6 million. The transaction was accounted for under the guidance for debt modifications and extinguishments. We incurred a loss on extinguishment of debt of approximately $2.2 million related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the Term Loan accounted for as extinguishment associated with the Term Loan Facility. We incurred approximately $15.6 million of third-party fees for the transaction, of which approximately $13.6 million were capitalized as deferred financing fees and approximately $2.0 million was recorded to expense and included in the selling and administrative line item in our consolidated statements of operations for the nine months ended September 30, 2015.

In accordance with the Excess Cash Flow provisions of the Term Loan Facility, which were predicated upon our leverage ratio and cash flow, we made a $63.6 million principal payment on March 5, 2015. In connection with this principal payment, we recorded a $2.0 million write off of deferred financing costs, which was recognized as interest expense in the consolidated statements of operations for the nine months ended September 30, 2015. In connection with the Excess Cash Flow payment, $1.5 million was reclassified from current portion of long-term debt to long-term debt as of March 31, 2015.

On January 15, 2014, we entered into Amendment No. 4 to our Term Loan Facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in our consolidated statements of operations for the nine months ended September 30, 2014.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and had $400.0 million outstanding as of September 30, 2015. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $4.5 million in our statements of comprehensive income to account for the changes in fair value of these derivatives during the period. The corresponding $4.5 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of September 30, 2015. We had no interest rate derivative contracts outstanding as of December 31, 2014.

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The New Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The New Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium. The transaction was accounted for under the accounting guidance for modifications to or exchanges of revolving debt arrangements. We incurred a loss on extinguishment of debt of approximately $0.9 million related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the revolving credit facility accounted for as an extinguishment. We incurred approximately $1.6 million of third-party fees which were capitalized as deferred financing fees.

The New Revolving Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the New Revolving Credit Facility is less than certain limits prescribed by the terms of the New Revolving Credit Facility. The New Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Revolving Credit Facility is subject to customary events of default. No amounts have been drawn on the New Revolving Credit Facility as of September 30, 2015.

As of September 30, 2015, the minimum fixed charge coverage ratio covenant under our New Revolving Credit Facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

The following amendments relate to our previously existing revolving credit facility:

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

2015

During the nine months ended September 30, 2015, $3.0 million of severance payments were made to employees whose employment ended in 2015 and prior years and $3.3 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.2 million to reflect additional costs for severance, which we expect to be paid over the next twelve months, along with a $0.4 million accrual for vacated space.

2014

During the nine months ended September 30, 2014, $6.8 million of severance payments were made to employees whose employment ended in 2014 and prior years and $3.5 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.8 million to reflect additional costs for severance, which have been substantially paid along with a $1.5 million accrual for additional space vacated.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2015
Severance costs	$1,271	$3,176	$(2,949)	$1,498
Other accruals	9,050	429	(3,326)	6,153

	$10,321	$3,605	$(6,275)	$7,651

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2014
Severance costs	$4,115	$3,824	$(6,824)	$1,115
Other accruals	11,416	1,476	(3,464)	9,428

	$15,531	$5,300	$(10,288)	$10,543

The current portion of the severance and other charges was $5.0 million and $5.9 million as of September 30, 2015 and December 31, 2014, respectively.

9.	Income Taxes

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

For the three months ended September 30, 2015 and 2014, we recorded an income tax expense (benefit) of approximately $(39.6) million and $3.2 million, respectively, and for the nine months ended September 30, 2015 and 2014, we recorded an income tax expense (benefit) of approximately $(30.1) million and $7.2 million, respectively. The 2015 benefit was impacted by approximately $34.9 million attributed to a release of an accrual for uncertain tax positions as the statutory period expired. The effects of this reversal in uncertain tax positions is shown in the “Other, net” line item in the operating activities section of the statement of cash flows. For both periods, the income tax expense (benefit) was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (43.3)% and 2.9% for the three months ended September 30, 2015 and 2014, respectively, and (45.1)% and 34.8% for the nine months ended September 30, 2015 and 2014, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $16.3 million and $63.2 million at September 30, 2015 and December 31, 2014, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized approximately $74.3 million of uncertain tax benefits including interest and penalties in the three months ended September 30, 2015 due to the expiration of the statute of limitations. Approximately $34.9 million was recognized as a component of income tax expense (benefit) and $39.4 million was recognized through the consolidated balance sheet as additional deferred tax assets with a corresponding increase to the valuation allowance.

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

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Nine Months Ended September 30,
	2015	2014
Interest cost	$5,039	$6,031
Expected return on plan assets	(7,317)	(7,869)
Amortization of prior service costs	—	250
Amortization of net loss	248	3
Settlement loss recognized	—	1,740

Net periodic benefit (credit) cost	$(2,030)	$155

	Other Post Retirement Plans
	Nine Months Ended September 30,
	2015	2014
Service cost	$154	$134
Interest cost	811	887
Amortization of prior service cost	(1,036)	(1,036)
Amortization of net loss	165	—

Net periodic benefit (credit) cost	$94	$(15)

There were no contributions to the pension plans for the nine months ended September 30, 2015. Contributions to the pension plans for the nine months ended September 30, 2014 were $6.6 million.

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

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds, short-term investments which consist of U.S. treasury securities and U.S. agency securities, foreign exchange forward and option contracts, and interest rate derivatives contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$256,375	$256,375	$—	(a	)
U.S. treasury securities	9,028	9,028	—	(a	)
U.S. agency securities	137,464	—	137,464	(a	)

	$402,867	$265,403	$137,464

Financial liabilities
Foreign exchange derivatives	$92	$—	$92	(a	)
Interest rate derivatives	4,461	—	4,461	(a	)

	$4,553	$—	$4,553

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$438,907	$438,907	$—	(a	)
U.S. treasury securities	93,004	93,004	—	(a	)
U.S. agency securities	194,028	—	194,028	(a	)

	$725,939	$531,911	$194,028

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial liabilities
Foreign exchange derivatives	$1,370	$—	$1,370	(a	)

	$1,370	$—	$1,370

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $256.4 million and $438.9 million invested in money market funds as of September 30, 2015 and December 31, 2014, respectively, we had $120.6 million and $17.7 million of cash in bank accounts as of September 30, 2015 and December 31, 2014, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $16.7 million and $18.7 million at September 30, 2015 and December 31, 2014, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2015 and December 31, 2014, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives instruments are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of September 30, 2015. We had no interest rate derivative contracts outstanding as of December 31, 2014.

We do not have significant concentrations of credit risk arising from our interest rate derivatives financial instruments, whether from an individual counterparty or a related group of counterparties. We manage the concentration of counterparty credit risk on our interest rate derivatives instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and actively monitoring their credit ratings and outstanding fair values on an ongoing basis. Furthermore, none of our derivative transactions contain provisions that are dependent on our credit ratings from any credit rating agency.

We also employ master netting arrangements that reduce our counterparty payment settlement risk on any given maturity date to the net amount of any receipts or payments due between us and the counterparty financial institution. Thus, the maximum loss due to counterparty credit risk is limited to the unrealized gains in such contracts net of any unrealized losses should any of these counterparties fail to perform as contracted. Although these protections do not eliminate concentrations of credit risk, as a result of the above considerations, we do not consider the risk of counterparty default to be significant.

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

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed as there were no triggering events for the nine months ended September 30, 2015.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2015 and December 31, 2014. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$794,222	$782,309	$243,125	$242,517

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy at September 30, 2015 and December 31, 2014. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $9.4 million and $11.3 million of performance-related surety bonds for our operating activities as of September 30, 2015 and December 31, 2014, respectively. An aggregate of $29.5 million and $20.2 million of letters of credit existed as of September 30, 2015 and December 31, 2014, respectively, of which $2.5 million and $2.4 million backed the aforementioned performance-related surety bonds as of September 30, 2015 and December 31, 2014, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2015 and December 31, 2014.

Concentration of Credit Risk and Significant Customers

As of September 30, 2015 and December 31, 2014, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to common stockholders	$131,081	$107,030	$(36,602)	$(27,757)

Denominator
Weighted average shares outstanding
Basic	135,169,318	140,742,786	138,978,746	140,269,383
Diluted	139,813,309	143,583,901	138,978,746	140,269,383
Net income (loss) per share attributable to common stockholders
Basic	$0.97	$0.76	$(0.26)	$(0.20)
Diluted	$0.94	$0.75	$(0.26)	$(0.20)

As we incurred a net loss in the nine month periods ended September 30, 2015 and 2014, presented above, the outstanding stock options, restricted stock, restricted stock units, and warrants for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	88,696	306,861	8,476,246	10,886,685
Restricted stock and restricted stock units	—	—	631,149	147,063
Warrants	—	—	7,336,648	—

14.	Stockholders’ Equity

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and additionally, on May 6, 2015 authorized an incremental $300.0 million bringing the total aggregate authorization to $500.0 million. The aggregate $500.0 million share repurchase program was effective May 29, 2015. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of repurchases	$48,170	$239,408
Shares repurchased	2,022,367	10,141,780
Average cost per share	$23.80	$23.60

As of September 30, 2015, there was approximately $260.6 million available for share repurchases under this authorization.

In connection with the Company’s stock repurchase program, during the nine months ended September 30, 2015, the Company repurchased shares of its common stock from certain of its stockholders who (through affiliates of such stockholders) each beneficially owned more than 5% of the Company’s common stock at certain points during the nine months ended September 30, 2015. On May 20, 2015, the Company repurchased an aggregate of 6,521,739 shares from affiliates of Paulson & Co. Inc., for an aggregate purchase price of approximately $150.0 million. On June 30, 2015, the Company repurchased an aggregate of 1,306,977 shares from affiliates of Anchorage Capital Group, L.L.C., for an aggregate purchase price of approximately $33.5 million. On September 11, 2015, the Company repurchased an aggregate of 439,560 shares from affiliates of Paulson & Co. Inc., for an aggregate purchase price of approximately $10.0 million. The purchase prices for these shares were based on negotiated fair values which approximated either the closing prices of the shares or a slight discount to the closing price. The purchase prices from these share repurchases are included within repurchases of common stock under cash flows from financing activities in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2015 and within treasury stock under stockholders’ equity in the accompanying consolidated balance sheets as of September 30, 2015.

On November 3, 2015, our Board of Directors authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any shares repurchased may be used for general corporate purposes.

2015 Omnibus Incentive Plan

Our Board of Directors adopted the 2015 Omnibus Incentive Plan (“Plan”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The Plan provides to grant up to an aggregate of 4.0 million shares of our common stock and approximately 2.6 million shares of our common stock that were reserved for issuance under the 2012 Management Incentive Plan (“2012 MIP”) as of May 19, 2015 but were not issuable pursuant to any outstanding awards. Approximately 10.6 million additional shares underlying outstanding awards under the 2012 MIP as of May 19, 2015 that could have otherwise become available again for grants under the 2012 MIP in the future (by potential forfeiture, withholding or otherwise) will instead become reserved for issuance under the Plan in the event such shares become available for future grants. Our Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options or cash, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, other stock-based awards or any combination of the foregoing. Certain employees, directors, officers, consultants or advisors who have been selected by the Compensation Committee and who enter into an award agreement with respect to an award granted to them under the Plan are eligible for awards under the 2015 Omnibus Incentive Plan. The purpose of the Plan is to help us attract and retain key personnel by providing them the opportunity to acquire an equity interest in our Company.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for up to an aggregate of 1.3 million shares of our common stock may be made available for sale under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of September 30, 2015, there were 1.3 million shares available for future issuance under the ESPP. The first offering period under the ESPP commenced on July 1, 2015.

We record stock-based compensation expense related to the discount provided to participants. Also, we use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

15.	Segment Reporting

As of September 30, 2015, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

(in thousands)	Three Months Ended September 30,			Total
	Education	Trade Publishing	Corporate/ Other
2015
Net sales	$532,245	$43,262	$—	$575,507
Segment Adjusted EBITDA	198,284	3,795	(10,537)	191,542
2014
Net sales	$504,724	$46,284	$—	$551,008
Segment Adjusted EBITDA	206,257	7,222	(13,192)	200,287

(in thousands)	Nine Months Ended September 30,			Total
	Education	Trade Publishing	Corporate/ Other
2015
Net sales	$1,003,556	$114,503	$—	$1,118,059
Segment Adjusted EBITDA	247,389	3,067	(31,079)	219,377
2014
Net sales	$991,216	$115,615	$—	$1,106,831
Segment Adjusted EBITDA	285,346	7,844	(36,859)	256,331

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Segment Adjusted EBITDA	$191,542	$200,287	$219,377	$256,331
Interest expense	(10,196)	(4,662)	(22,310)	(13,354)
Depreciation expense	(17,165)	(17,564)	(53,350)	(52,885)
Amortization expense	(59,050)	(61,540)	(163,192)	(184,056)
Stock-based compensation expense	(3,116)	(2,861)	(9,928)	(8,805)
Gain (loss) on derivative instruments	(42)	(1,252)	(1,893)	(1,560)
Asset impairment charges	—	—	—	(1,279)
Purchase accounting adjustments	(4,046)	(1,434)	(5,120)	(3,025)
Fees, expenses or charges for equity offerings, debt or acquisitions	—	(461)	(18,791)	(4,151)
Restructuring	(4,043)	(95)	(4,805)	(2,507)
Severance, separation costs and facility closures	(1,563)	(181)	(3,605)	(5,300)
Loss on extinguishment of debt	(878)	—	(3,051)	—

Net income (loss) before taxes	91,443	110,237	(66,668)	(20,591)

Provision (benefit) for income taxes	(39,638)	3,207	(30,066)	7,166

Net income (loss)	$131,081	$107,030	$(36,602)	$(27,757)

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

Recent Developments

Acquisition

On April 23, 2015, we entered into a stock and asset purchase agreement with Scholastic Corporation (“Scholastic”) to acquire certain assets (including the stock of two of Scholastic’s subsidiaries) comprising its Educational Technology and Services (“EdTech”) business. On May 29, 2015, we completed the acquisition and paid an aggregate purchase price of $575.0 million in cash to Scholastic, subject to adjustments for working capital. $34.5 million of the purchase price was deposited into an escrow account to be held for 18 months as security for potential indemnification obligations of Scholastic. Portions of such escrow will be released periodically during the 18-month period.

The acquisition provided us with a leading position in intervention curriculum and services and extends our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools. Significant technology-based reading and math improvement programs acquired include:

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

The following recent developments occurred subsequent to the period covered by this report:

On November 3, 2015, our Board of Directors authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida implemented a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2016, for purchase in 2017. Texas school districts purchased mathematics and science materials in 2014, and adopted social studies and high school math materials for purchase in 2015. California adopted math materials in 2013, with purchases spread over 2014-15, and is scheduled to adopt English language arts materials in 2015 for purchase beginning in 2016. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session appropriated funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured approximately 50% of the market share in these states in the years that they adopt educational materials for various subjects.

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

The digitalization of education content and delivery is also driving a substantial shift in the education market. As the K-12 educational market transitions to purchasing more digital solutions, we believe our ability to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization in addition to our core educational content in a platform- and device-agnostic manner will provide new opportunities for growth.

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

We employ several pricing models to serve various customer segments, including institutions, consumers, other government agencies (e.g., penal institutions, community centers, etc.) and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

•	Pay-up-front: Customer makes a fixed payment at time of purchase and we provide a specific product/service in return;

•	Pre-pay Subscription: Customer makes a one-time payment at time of purchase, but receives a stream of goods/services over a defined time horizon; for example, we currently provide customers the option to purchase a multi-year subscription to textbooks where for a one-time charge, a new copy of the work text is delivered to the customer each year for a defined time period. Pre-pay subscriptions to online textbooks are another example where the customer receives access to an online book for a specific period of time; and

•	Pay-as-you-go Subscription: Similar to the Pre-pay subscription, except that the customer makes periodic payments in a pre-described manner. This pricing model is the least prevalent of the three models.

Cost of sales, excluding pre-publication and publishing rights

Cost of sales, excluding pre-publication and publishing rights, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content development group. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform development group. We also include amortization expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher cost of sales. A change in the sales mix of our products or services can impact consolidated profitability.

Pre-publication amortization and publishing rights amortization

A publishing right is an acquired right which allows us to publish and republish existing and future works as well as create new works based on previously published materials. As part of our March 9, 2010 restructuring, we recorded an intangible asset for publishing rights and amortize such asset on an accelerated basis over the useful lives of the various copyrights involved. This amortization will continue to decrease annually.

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing consumer books, for which we generally expense such costs as incurred, our assessment products, for which we use the straight-line amortization method and the acquired content of the EdTech business acquired from Scholastic for which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, and the amortization of any deferred financing fees and loan discounts.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2015 and 2014

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$575,507	$551,008	$24,499	4.4%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	220,492	205,395	15,097	7.4%
Publishing rights amortization	19,358	25,048	(5,690)	(22.7)%
Pre-publication amortization	32,437	33,463	(1,026)	(3.1)%

Cost of sales	272,287	263,906	8,381	3.2%
Selling and administrative	191,843	167,741	24,102	14.4%
Other intangible assets amortization	7,255	3,029	4,226	NM
Severance and other charges	1,563	181	1,382	NM

Operating income	102,559	116,151	(13,592)	(11.7)%

Other income (expense):
Interest expense	(10,196)	(4,662)	5,534	NM
Change in fair value of derivative instruments	(42)	(1,252)	(1,210)	(96.6)%
Loss on extinguishment of debt	(878)	—	878	NM

Income before taxes	91,443	110,237	(18,794)	(17.0)%
Income tax expense (benefit)	(39,638)	3,207	42,845	NM

Net income	$131,081	$107,030	$24,051	22.5%

NM = not meaningful

Net sales for the three months ended September 30, 2015 increased $24.5 million, or 4.4%, from $551.0 million for the same period in 2014, to $575.5 million. The net sales increase was driven by the $82.3 million contribution from the acquired EdTech business. The increase was partially offset by lower net sales of the domestic education business, which decreased by $55.0 million, primarily due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent the Florida Language Arts adoption, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower net sales in the domestic education business was strong performance in the West Virginia and Tennessee adoption markets. Further offsetting the increase in net sales were $3.0 million of lower Trade Publishing net sales due to prior year strong sales of general interest titles such as The Giver and the best selling What If.

Operating income for the three months ended September 30, 2015 decreased $13.6 million from an operating income of $116.2 million for the same period in 2014 to $102.6 million, due primarily to the following:

•	A $24.1 million increase in selling and administrative costs was due to $29.0 million of expenses attributed to the EdTech business along with higher labor and technology cost to support growth initiatives partially offset by $10.5 million of lower commissions,

•	Our cost of sales, excluding pre-publication and publishing rights amortization, increased $15.1 million, of which $9.1 million is attributed to higher volume, and $6.0 million is the result of our percentage of cost of sales, excluding pre-publication and publishing rights, increasing from 37.3% to 38.3% primarily as a result of product mix, higher royalty costs and technology costs to support our digital products,

•	Partially offsetting the decline in operating income was an increase in net sales of $24.5 million,

•	Further offsetting the aforementioned was a $2.5 million net reduction in net amortization expense related to publishing rights, pre-publication costs and other intangible assets, due primarily to our use of accelerated amortization methods.

Interest expense for the three months ended September 30, 2015 increased $5.5 million, from $4.7 million for the same period in 2014 to $10.2 million, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition.

Change in fair value of derivative instruments for the three months ended September 30, 2015 favorably changed by $1.2 million from an expense of $1.3 million in 2014, to an expense of $0.1 million in 2015. The change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Loss on extinguishment of debt for the three months ended September 30, 2015 was $0.9 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility accounted for as an extinguishment.

Income tax expense (benefit) for the three months ended September 30, 2015 improved $42.8 million from an expense of $3.2 million for the same period in 2014, to a benefit of $39.6 million in 2015. The 2015 benefit was impacted by $34.9 million attributed to the release of an accrual for uncertain tax positions as the statutory period expired. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (43.3)% and 2.9% for the three months ended September 30, 2015 and 2014, respectively.

Consolidated Operating Results for the Nine Months Ended September 30, 2015 and 2014

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$1,118,059	$1,106,831	$11,228	1.0%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	485,137	464,839	20,298	4.4%
Publishing rights amortization	61,649	80,575	(18,926)	(23.5)%
Pre-publication amortization	86,809	94,500	(7,691)	(8.1)%

Cost of sales	633,595	639,914	(6,319)	(1.0)%
Selling and administrative	505,539	457,034	48,505	10.6%
Other intangible asset amortization	14,734	8,981	5,753	64.1%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM
Severance and other charges	3,605	5,300	(1,695)	(32.0)%

Operating loss	(39,414)	(5,677)	(33,737)	NM

Other income (expense):
Interest expense	(22,310)	(13,354)	8,956	67.1%
Change in fair value of derivative instruments	(1,893)	(1,560)	333	21.3%
Loss on debt extinguishment	(3,051)	—	3,051	NM

Loss before taxes	(66,668)	(20,591)	(46,077)	NM
Income tax expense (benefit)	(30,066)	7,166	(37,232)	NM

Net loss	$(36,602)	$(27,757)	$(8,845)	(31.9)%

NM = not meaningful

Net sales for the nine months ended September 30, 2015 increased $11.2 million, or 1.0%, from $1,106.8 million for the same period in 2014, to $1,118.1 million. The net sales increase was driven by the $100.4 million contribution from the acquired EdTech business. The increase was substantially offset by lower net sales of the domestic education business, which decreased by $94.0 million, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent the Florida Language Arts adoption, all of which contributed to $204.0 million of higher billings in 2014 compared to the same period in 2015, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower domestic education sales for the 2015 period was a strong performance in the California math and West Virginia adoptions.

Operating loss for the nine months ended September 30, 2015 unfavorably changed $33.7 million from a loss of $5.7 million for the same period in 2014 to a loss of $39.4 million, due primarily to the following:

•	A $48.5 million increase in selling and administrative costs primarily due to $38.0 million of expenses attributed to the EdTech business and $11.3 million of higher professional and legal fees associated with an equity secondary offering and acquisition related matters,

•	As a percent of net sales, our cost of sales, excluding pre-publication and publishing rights amortization, increased to 43.4% from 42.0%, resulting in an approximate $15.6 million decrease in profitability. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products. Additionally there was a $4.7 million increase to our cost of sales, excluding pre-publication and publishing rights amortization, attributed to higher volume.

•	Partially offsetting the aforementioned, was a $20.9 million net reduction in net amortization expense related to publishing rights, pre-publication costs, and other intangible assets, due primarily to our use of accelerated amortization methods, the $11.2 million increase in net sales, and a decrease in severance and other charges of $1.7 million along with a decrease of $1.3 million in an impairment charge.

Interest expense for the nine months ended September 30, 2015 increased $9.0 million, or 67.1%, to $22.3 million from $13.4 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition. Further, interest expense increased as a result of expensing deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Change in fair value of derivative instruments for the nine months ended September 30, 2015 unfavorably changed by $0.3 million from an expense of $1.6 million in 2014, to an expense of $1.9 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar against the Euro during the period compared to the same period last year.

Loss on extinguishment of debt for the nine months ended September 30, 2015 consisted of a $2.2 million which was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment. Further, there was a $0.9 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility accounted for as an extinguishment.

Income tax expense for the nine months ended September 30, 2015 decreased $37.2 million from an expense of $7.2 million for the same period in 2014, to a benefit of $30.1 million in 2015. The 2015 benefit was impacted by $34.9 million attributed to a release of an accrual for uncertain tax positions as the statutory period expired. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (45.1)% and 34.8% for the nine months ended September 30, 2015 and 2014, respectively.

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

Below is a reconciliation of our net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$131,081	$107,030	$(36,602)	$(27,757)
Interest expense	10,196	4,662	22,310	13,354
Provision (benefit) for income taxes	(39,638)	3,207	(30,066)	7,166
Depreciation expense	17,165	17,564	53,350	52,885
Amortization expense	59,050	61,540	163,192	184,056
Non-cash charges—stock-based compensation expense	3,116	2,861	9,928	8,805
Non-cash charges—(gain) loss on derivative instrument	42	1,252	1,893	1,560
Asset impairment charges	—	—	—	1,279
Purchase accounting adjustments (1)	4,046	1,434	5,120	3,025
Fees, expenses or charges for equity offerings, debt or acquisitions	—	461	18,791	4,151
Restructuring	4,043	95	4,805	2,507
Severance separation costs and facility closures	1,563	181	3,605	5,300
Loss on extinguishment of debt	878	—	3,051	—

Adjusted EBITDA	$191,542	$200,287	$219,377	$256,331

(1)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.

Segment Operating Results

Results of Operations—Comparing Three Months Ended September 30, 2015 and 2014

Education

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$532,245	$504,724	$27,521	5.5%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	192,665	177,868	14,797	8.3%
Publishing rights amortization	16,935	22,240	(5,305)	(23.9)%
Pre-publication amortization	32,279	33,233	(954)	(2.9)%

Cost of sales	241,879	233,341	8,538	3.7%
Selling and administrative	158,887	137,412	21,475	15.6%
Other intangible asset amortization	6,477	2,489	3,988	NM

Operating income	125,002	131,482	(6,480)	(4.9)%

Net income	$125,002	$131,482	$(6,480)	(4.9)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$13,546	$15,378	$(1,832)	(11.9)%
Amortization expense	55,690	57,963	(2,273)	(3.9)%
Purchase accounting adjustments	4,046	1,434	2,612	NM

Education segment Adjusted EBITDA	$198,284	$206,257	$(7,973)	(3.9)%

Education segment Adjusted EBITDA as a % of net sales	37.3%	40.9%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2015 increased $27.5 million, or 5.5% from $504.7 million for the same period in 2014, to $532.2 million. The net sales increase was driven by the $82.3 million contribution from the acquired EdTech business. The increase was partially offset by lower net sales of the domestic education business, which decreased by $55.0 million, primarily due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent the Florida Language Arts adoption, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower domestic education net sales was a strong performance in the West Virginia and Tennessee adoption markets.

Our Education segment cost of sales for the three months ended September 30, 2015, increased $8.5 million, or 3.7%, from $233.3 million for the same period in 2014, to $241.9 million. Our cost of sales, excluding pre-publication and publishing rights amortization, increased $14.8 million with $9.7 million attributed to higher volume. As a percent of net sales the cost of sales, excluding pre-publication and publishing rights, increased to 36.2% from 35.2%, resulting in an approximate $5.1 million decrease in profitability. The increase in our costs was primarily attributed to product mix and technology costs to support our digital products. Partially offsetting the aforementioned increase was a $6.3 million reduction in amortization expense related to publishing rights and pre-publication costs primarily due to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended September 30, 2015, increased $21.5 million, or 15.6%, from $137.4 million for the same period in 2014, to $158.9 million. The increase was due to $29.0 million of expenses attributed to the EdTech business and to a lesser extent higher labor and technology cost partially offset by $10.3 million of lower commissions.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2015, decreased $8.0 million, or 3.9%, from $206.3 million for the same period in 2014, to $198.3 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business and the 2010 restructuring. Education segment Adjusted EBITDA as a percentage of net sales decreased from 40.9% of net sales for the three months ended September 30, 2014 to 37.3% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$43,262	$46,284	$(3,022)	(6.5)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	27,827	27,527	300	1.1%
Publishing rights amortization	2,423	2,808	(385)	(13.7)%
Pre-publication amortization	158	230	(72)	(31.3)%

Cost of sales	30,408	30,565	(157)	(0.5)%
Selling and administrative	11,912	11,698	214	1.8%
Other intangible asset amortization	778	540	238	44.1%

Operating income	164	3,481	(3,317)	(95.3)%

Net income	$164	$3,481	$(3,317)	(95.3)%

Adjustments from net income to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$271	$164	$107	65.2%
Amortization expense	3,360	3,577	(217)	(6.1)%

Trade Publishing segment Adjusted EBITDA	$3,795	$7,222	$(3,427)	(47.5)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	8.8%	15.6%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended September 30, 2015, decreased $3.0 million, or 6.5%, from $46.3 million for the same period in 2014, to $43.3 million. The decrease in net sales was driven by prior year strong net sales of titles such as The Giver and the bestselling What If partially offset by strong net sales of frontlist culinary titles such as The Whole 30, The Real Paleo Diet Cookbook and Cake My Day.

Our Trade Publishing segment cost of sales for the three months ended September 30, 2015, slightly decreased by 0.5%, from $30.6 million for the same period in 2014, to $30.4 million. The decrease is due to lower amortization expense of publishing rights, which was lower due to our use of accelerated amortization methods, partially offset by higher royalty costs due to product mix.

Our Trade Publishing segment selling and administrative expense for the three months ended September 30, 2015, increased $0.2 million, or 1.8%, from $11.7 million for the same period in 2014, to $11.9 million. The increase was primarily related to higher promotion expense and salary related costs.

Our Trade Publishing segment Adjusted EBITDA for the three months ended September 30, 2015, decreased $3.4 million, or 47.5%, from $7.2 million for the same period in 2014, to $3.8 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 8.8% for the three months ended September 30, 2015, which decreased from 15.6% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	21,044	18,631	2,413	13.0%
Severance and other charges	1,563	181	1,382	NM

Operating loss	(22,607)	(18,812)	(3,795)	20.2%

Interest expense	(10,196)	(4,662)	5,534	NM
Change in fair value of derivative instruments	(42)	(1,252)	(1,210)	(96.6)%
Loss on extinguishment of debt	(878)	—	878	NM

Loss before taxes	(33,723)	(24,726)	(8,997)	36.4%
Income tax expense (benefit)	(39,638)	3,207	(42,845)	NM

Net income (loss)	$5,915	$(27,933)	$33,848	NM

Adjustments from net income (loss) to Corporate and Other segment Adjusted EBITDA
Interest expense	$10,196	$4,662	$5,534	NM
Provision (benefit) for income taxes	(39,638)	3,207	(42,845)	NM
Depreciation expense	3,348	2,022	1,326	65.6%
Non-cash charges—(gain) loss on derivative instruments	42	1,252	(1,210)	(96.6)%
Non-cash charges—stock-based compensation expense	3,116	2,861	255	8.9%
Fees, expenses or charges for equity offerings, debt or acquisitions	—	461	(461)	NM
Restructuring	4,043	95	3,948	NM
Severance, separation costs and facility closures	1,563	181	1,382	NM
Loss on extinguishment of debt	878	—	878	NM

Corporate and Other segment Adjusted EBITDA	$(10,537)	$(13,192)	$2,655	20.1%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2015, increased $2.4 million, or 13.0%, from $18.6 million for the same period in 2014, to $21.0 million. The increase was due to the cost of integrating the EdTech business and due to higher technology cost associated with the greater investment in business systems and infrastructure.

Our interest expense for the three months ended September 30, 2015 increased $5.5 million from $4.7 million for the same period in 2014, to $10.2 million in 2015, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition.

Our change in fair value of derivative instruments for the three months ended September 30, 2015 favorably changed by $1.2 million from an expense of $1.3 million in 2014, to an expense of $0.1 million in 2015. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Loss on extinguishment of debt for the three months ended September 30, 2015 was $0.9 million and was related to the write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility accounted for as an extinguishment.

Income tax expense for the three months ended September 30, 2015 improved $42.8 million from an expense of $3.2 million for the same period in 2014, to a benefit of $39.6 million in 2015. The 2015 benefit was impacted by $34.9 million attributed to a release of an accrual for uncertain tax positions as the statutory period expired. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (43.3)% and 2.9% for the three months ended September 30, 2015 and 2014, respectively.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2015, increased $2.7 million, or 20.1%, from a loss of $13.2 million for the same period in 2014, to a loss of $10.5 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Nine Months Ended September 30, 2015 and 2014

Education

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$1,003,556	$991,216	$12,340	1.2%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	408,225	390,057	18,168	4.7%
Publishing rights amortization	54,174	71,985	(17,811)	(24.7)%
Pre-publication amortization	86,372	93,851	(7,479)	(8.0)%

Cost of sales	548,771	555,893	(7,122)	(1.3)%
Selling and administrative	396,588	366,250	30,338	8.3%
Other intangible assets amortization	12,363	7,362	5,001	67.9%
Impairment charge for investment in preferred stock	—	1,279	(1,279)	NM

Operating income	45,834	60,432	(14,598)	(24.2)%

Net income	$45,834	$60,432	$(14,598)	(24.2)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$43,526	$47,412	$(3,886)	(8.2)%
Amortization expense	152,909	173,198	(20,289)	(11.7)%
Non-cash charges—asset impairment charges	—	1,279	(1,279)	NM
Purchase accounting adjustments	5,120	3,025	2,095	69.3%

Education segment Adjusted EBITDA	$247,389	$285,346	$(37,957)	(13.3)%

Education segment Adjusted EBITDA as a % of net sales	24.7%	28.8%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2015 increased $12.3 million, or 1.2%, from $991.2 million for the same period in 2014, to $1,003.6 million. The net sales increase was driven by the $100.4 million contribution from the acquired EdTech business. The increase was substantially offset by lower net sales of the domestic education business, which decreased by $94.0 million, due to the strength of prior year Texas Math and Science adoptions, and to a lesser extent the Florida Language Arts adoption, all of which contributed to $204.0 million of higher billings in 2014 as compared to the same period in 2015, as the adoption market is substantially lower in 2015. Offsetting a portion of the lower domestic education sales in 2015 was a strong performance in the California math and West Virginia adoptions.

Our Education segment cost of sales for the nine months ended September 30, 2015, decreased $7.1 million, or 1.3%, from $555.9 million for the same period in 2014, to $548.8 million. The decrease was attributed to a $25.3 million reduction in net amortization expense related to publishing rights and pre-publication costs primarily due to our use of accelerated amortization methods. Partially offsetting the aforementioned reductions was an increase in our cost of sales, excluding pre-publication and publishing rights amortization of $18.2 million, of which $4.9 million is attributed to additional volume. Our cost of sales excluding pre-publication and publishing rights, as a percent of net sales increased to 40.7% from 39.4%, resulting in an approximate $13.3 million decrease in profitability primarily attributed to product mix and technology costs to support our digital products.

Our Education segment selling and administrative expense for the nine months ended September 30, 2015, increased $30.3 million, or 8.3%, from $366.3 million for the same period in 2014, to $396.6 million. The increase was primarily due to $38.0 million of expenses attributed to the EdTech business and $11.3 million of higher professional and legal fees, partially offset by $10.5 million of lower commissions.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2015, decreased $38.0 million, or 13.3%, from $285.3 million for the same period in 2014, to $247.4 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business and the 2010 restructuring. Education segment Adjusted EBITDA as a percentage of net sales decreased from 28.8% of net sales for the nine months ended September 30, 2014 to 24.7% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA.

Trade Publishing

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$114,503	$115,615	$(1,112)	(1.0)%
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	76,912	74,782	2,130	2.8%
Publishing rights amortization	7,475	8,590	(1,115)	(13.0)%
Pre-publication amortization	437	649	(212)	(32.7)%

Cost of sales	84,824	84,021	803	1.0%
Selling and administrative	35,226	33,429	1,797	5.4%
Other intangible assets amortization	2,371	1,619	752	46.4%

Operating loss	(7,918)	(3,454)	(4,464)	NM

Net loss	$(7,918)	$(3,454)	$(4,464)	NM

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$702	$440	$262	59.5%
Amortization expense	10,283	10,858	(575)	(5.3)%

Trade Publishing segment Adjusted EBITDA	$3,067	$7,844	$(4,777)	(60.9)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	2.7%	6.8%

NM = not meaningful

Our Trade Publishing segment net sales for the nine months ended September 30, 2015, decreased $1.1 million, or 1.0%, from $115.6 million for the same period in 2014, to $114.5 million. The decrease in net sales was driven by prior year strong net sales of titles such as The Giver and the bestselling What If, partially offset by increased net sales of frontlist culinary titles such as The Whole 30, The Real Paleo Diet Cookbook and Cake My Day.

Our Trade Publishing segment cost of sales for the nine months ended September 30, 2015, increased $0.8 million, or 1.0%, from $84.0 million for the same period in 2014, to $84.8 million. The increase is primarily related to increased royalty costs due to product mix, partially offset by lower amortization expense of $1.3 million primarily related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the nine months ended September 30, 2015, increased $1.8 million, or 5.4%, from $33.4 million for the same period in 2014, to $35.2 million. The increase was primarily related to higher salary costs and promotion expense.

Our Trade Publishing segment Adjusted EBITDA for the nine months ended September 30, 2015, decreased $4.8 million, from $7.8 million for the same period in 2014, to $3.1 million in 2015. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 2.7% for the nine months ended September 30, 2015, which decreased from 6.8% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Corporate and Other

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding pre-publication and publishing rights amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	73,725	57,355	16,370	28.5%
Severance and other charges	3,605	5,300	(1,695)	(32.0)%

Operating loss	(77,330)	(62,655)	(14,675)	23.4%

Interest expense	(22,310)	(13,354)	(8,956)	67.1%
Change in fair value of derivative instruments	(1,893)	(1,560)	(333)	21.3%
Loss on extinguishment of debt	(3,051)	—	(3,051)	NM

Loss before taxes	(104,584)	(77,569)	(27,015)	34.8%
Income tax expense (benefit)	(30,066)	7,166	(37,232)	NM

Net loss	$(74,518)	$(84,735)	$10,217	12.1%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$22,310	$13,354	$8,956	67.1%
Provision (benefit) for income taxes	(30,066)	7,166	(37,232)	NM
Depreciation expense	9,122	5,033	4,089	81.2%
Non-cash charges—loss on derivative instruments	1,893	1,560	333	21.3%
Non-cash charges—stock-based compensation expense	9,928	8,805	1,123	12.8%
Fees, expenses or charges for equity offerings, debt or acquisitions	18,791	4,151	14,640	NM
Restructuring	4,805	2,507	2,298	91.7%
Severance, separation costs and facility closures	3,605	5,300	(1,695)	(32.0)%
Loss on extinguishment of debt	3,051	—	3,051	NM

Corporate and Other segment Adjusted EBITDA	$(31,079)	$(36,859)	$5,780	15.7%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2015, increased $16.4 million, or 28.5%, from $57.4 million for the same period in 2014, to $73.7 million. The increase was attributed to higher professional and legal costs associated with an equity secondary offering along with acquisition related and integration related activity.

Our interest expense for the nine months ended September 30, 2015 increased $9.0 million, or 67.1%, to $22.3 million from $13.4 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition. Further, the expense increased as a result of expensing $2.0 million of deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Our change in fair value of derivative instruments for the nine months ended September 30, 2015 unfavorably changed by $0.3 million from an expense of $1.6 million in 2014, to an expense of $1.9 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Loss on extinguishment of debt for the nine months ended September 30, 2015 consisted of a $2.2 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment. Further, there was a $0.9 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility accounted for as an extinguishment.

Income tax expense for the nine months ended September 30, 2015 decreased $37.2 million from an expense of $7.2 million for the same period in 2014, to a benefit of $30.1 million in 2015. The 2015 benefit was impacted by $34.9 million attributed to a release of an accrual for uncertain tax positions as the statutory period expired. For 2015, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%. For 2014, the annual effective tax rate method was limited to the amount that is expected to be realized during the year or recognizable as a deferred tax asset at year end. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (45.1)% and 34.8% for the nine months ended September 30, 2015 and 2014, respectively.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2015, improved $5.8 million, or 15.7%, from a loss of $36.9 million for the same period in 2014, to a loss of $31.1 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$377,043	$456,581
Short-term investments	146,492	286,764
Current portion of long-term debt	8,000	67,500
Long-term debt, net of discount	786,222	175,625

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Net cash provided by operating activities	$163,378	$300,726

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

Borrowings under the term loan facility are payable in equal quarterly amounts totaling 1.0% per annum of the original term loan facility amount prior to the maturity date of the term loan facility, with the remaining unpaid balance due and payable at maturity on May 29, 2021. No amortization payments are required with respect to the revolving credit facility.

The revolving credit facility is available based on a borrowing base comprised of eligible inventory and eligible receivables. Up to $50.0 million of the revolving credit facility is available for issuances of letters of credit. The amounts of any outstanding letters of credit reduce availability under the revolving credit facility on a dollar-for-dollar basis.

The revolving credit facility has a term of five years and the interest rate for borrowings under the revolving credit facility is based on, at the Borrowers’ election, LIBOR or an alternate base rate, plus in each case a margin that is determined based on average daily availability. The term loan facility has a term of six years and the interest rate for borrowings under the term loan facility is based on, at the Borrowers’ election, LIBOR plus 3.0% per annum or the alternate base rate plus 2.00%. The LIBOR rate under the term loan facility is subject to a minimum “floor” of 1.00%. As of September 30, 2015, the interest rate of the term loan facility was 4.0%. As of September 30, 2015, we had approximately $798.0 million ($794.2 million, net of discount) outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. We had approximately $203.0 million of borrowing availability under our revolving credit facility and approximately $29.5 million of outstanding letters of credit as of September 30, 2015.

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

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “New Revolving Credit Facility”). The New Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of $250.0 million and a borrowing base that is computed monthly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The New Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The New Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium. No loans have been drawn on the New Revolving Credit Facility as of October 30, 2015.

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

Our revolving credit facility contains a minimum fixed charge coverage ratio which is tested if availability is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the revolving credit facility as of September 30, 2015, due to our level of borrowing availability. Our senior secured credit facilities contain customary restrictive covenants, including limitations on incurrence of indebtedness, incurrence of liens, transactions with affiliates, mergers, dividends and other distributions, asset dispositions and investments.

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

We had $377.0 million of cash and cash equivalents and $146.5 million of short-term investments at September 30, 2015. We had $456.6 million of cash and cash equivalents and $286.8 million of short-term investments at December 31, 2014.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Subject to market and other conditions, we plan to increase our debt by an additional $250.0 million and use some or all of the net proceeds from the financing to fund a portion of our share repurchases under the share repurchase program among other general corporate purposes.

Operating activities

Net cash provided by operating activities was $163.4 million for the nine months ended September 30, 2015, a $137.3 million decrease from the $300.7 million provided by operating activities for the nine months ended September 30, 2014. The decrease in cash provided by operating activities from 2014 to 2015 was primarily driven by unfavorable net changes in operating assets and liabilities of $152.7 million offset by more profitable operations, net of depreciation and amortization, of $15.4 million. These unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in deferred revenue of $96.5 million attributed to lower billings compared to the prior year due to a smaller adoption market, unfavorable changes in accounts payable of $21.7 million due to timing of disbursements, unfavorable changes in other operating assets and liabilities of $78.4 million primarily related to a reversal of a $74.3 million accrual related to uncertain tax positions as the statutory period expired, partially offset by favorable changes in accounts receivable of $15.4 million also attributed to lower billings, favorable changes in inventories of $20.3 million, favorable changes in pension and postretirement benefits of $6.2 million as there were no company contributions to the pension plan in the current period, and favorable changes in severance and other charges of $2.3 million.

Investing activities

Net cash used in investing activities was $566.6 million for the nine months ended September 30, 2015, an increase of $237.0 million from the $329.6 million used in investing activities for the nine months ended September 30, 2014. The increase in cash investing expenditures is primarily attributed to an increase in the acquisition of business expenditures of $569.0 million related primarily to our acquisition of Scholastic’s EdTech business in the current period compared to three smaller acquisitions that occurred during 2014. The increase in expenditures was partially offset by an increase in net proceeds from sales and maturities of short-term investments of $320.6 million attributed to management’s decision to have increased liquidity to fund strategic initiatives. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment decreased by $11.4 million. The decrease in capital investing expenditures was primarily the result of capital spend timing.

Financing activities

Net cash provided by financing activities was $323.7 million for the nine months ended September 30, 2015, an increase of $311.6 million from the $12.0 million of net cash provided by financing activities for the nine months ended September 30, 2014. The increase was primarily due to net proceeds from the New Term Loan Facility of $796.0 million partially offset by an increase in principal payments on our previously existing term loan of $241.2 million related to our acquisition of Scholastic’s EdTech business, and principal payments of $2.0 million related to the New Term Loan Facility. Further, we incurred $15.3 million of deferred financing fees expenditures in connection with our New Term Loan Facility and New Revolving Credit Facility. During 2015, we also incurred cash outlays of $239.4 million under our share repurchase program for our common stock, partially offset by an increase in proceeds from stock option exercises of $13.5 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three and nine months ended September 30, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2014, which were included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Impact of Inflation and Changing Prices

Although inflation is currently well below levels in prior years and has, therefore, benefited recent results, particularly in the area of manufacturing costs, there are offsetting costs. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements that either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected. Prices for paper stabilized during the last three years.

The most significant assets affected by inflation include pre-publication costs, other property, plant and equipment and inventories. We use the weighted average cost method to value all inventory. We have negotiated favorable pricing through contractual agreements with our two top print and sourcing vendors, and from our other major vendors, which has helped to stabilize our unit costs, and therefore our cost of inventories sold. Our business requires a high level of investment in pre-publication costs for our educational works, and in other property, plant and equipment. We believe that by continuing to emphasize cost controls, technological improvements and quality control, we can continue to monitor the impact of inflation on our operating results and financial position.

Covenant Compliance

As of September 30, 2015, we were in compliance with all of our debt covenants.

As of September 30, 2015, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility. A breach of any covenants, ratios, tests or restrictions, as applicable, under the agreements governing our indebtedness, for which a waiver is not obtained, could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Additionally, we are subject to Excess Cash Flow provisions under our New Term Loan Facility which is predicated upon our leverage ratio and cash flow. Based upon our Excess Cash Flow calculations at December 31, 2014, we were required to pay $63.6 million during the first quarter of 2015 under the prior Term Loan Facility. The Excess Cash Flow provision does not apply in 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program, bringing the total authorization to $200.0 million. Additionally, on May 6, 2015, our Board of Directors authorized an incremental $300.0 million under our existing share repurchase program, bringing the total aggregate authorization to $500.0 million. The aggregate $500.0 million share repurchase program was effective on May 29, 2015. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Cost of repurchases	$48,170	$239,408
Shares repurchased	2,022,367	10,141,780
Average cost per share	$23.80	$23.60

As of September 30, 2015, there was approximately $260.6 million available for share repurchase under this authorization.

On November 3, 2015, our Board of Directors authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Recently Issued Accounting Pronouncements

See Note 3 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk not recognized in our financial statements. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Our policy is to deal with counterparties having a single A or better credit rating at the time of the execution. We manage our exposure to counterparty risk of derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

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

As of September 30, 2015, we had $798.0 million ($794.2 million, net of discount) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at September 30, 2015. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $400.0 million in the third quarter of 2015 to convert floating-rate debt into fixed-rate debt. We had $400.0 million of interest rate derivative instruments outstanding as of September 30, 2015.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2015 and December 31, 2014. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the third quarter of 2015 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to	476,994	$26.00	476,994	$296,348
July 31, 2015 to

August 1, 2015 to	959,943	$23.46	959,943	$273,798
August 31, 2015 to

September 1, 2015 to	585,430	$22.55	585,430	$260,592
September 30, 2015 to

Total	2,022,367	$23.80	2,022,367	$260,592

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program, and additionally, on May 6, 2015, an incremental $300.0 million bringing the total aggregate authorization to $500.0 million. The aggregate $500 million share repurchase program was effective May 29, 2015.

On November 3, 2015, our Board of Directors authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 5. Other Information

Houghton Mifflin Harcourt Publishing Company ELT Severance Plan

On November 3, 2015, our Board of Directors adopted the Houghton Mifflin Harcourt Publishing Company ELT Severance Plan (the “Plan”), effective as of the date of adoption by the board, to provide certain severance payments to designated executives of the Company in the event of certain terminations of employment. A participant is eligible for severance benefits (described below) if his or her employment with the Company is involuntarily terminated by the Company for any reason other than for “cause” (as defined in the Plan).

In the event of an involuntary termination, as described above, and subject to the executive’s execution and delivery of a severance agreement, which shall include an irrevocable general release of all claims and certain other provisions as the Company may deem appropriate (including, but not limited to, post-employment obligations or restrictions on the executive), the Plan provides the following severance payments and benefits to the Company’s designated executives:

•	cash severance pay in an amount equal to 150% of his or her base salary (for executives designated as Tier I Employees) or 100% of his or her base salary (for executives designated as Tier II Employees), paid in installments;

•	a pro rata bonus, based on actual Company or individual performance (payable when bonuses would otherwise have generally been scheduled to be paid absent termination of employment); and

•	outplacement assistance services for twelve (12) months.

Lee Ramsayer, Brook Colangelo and Bridgett Paradise (each, a “named executive officer” of the Company) were designated as Tier I Employees under the Plan. The foregoing summary of the Plan is not complete and is qualified entirely by reference to the complete text of the Plan, filed herewith as Exhibit 10.3 to this report and incorporated by reference herein.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Revolving Credit Agreement, dated as of July 22, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015 (File No. 001-36166).

10.2

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

10.3*	Houghton Mifflin Harcourt Publishing Company ELT Severance Plan.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

November 5, 2015	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 5, 2015	By:	/s/ Eric L. Shuman
Eric L. Shuman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)