Form 10-K
period 2015-12-31
Houghton Mifflin Harcourt Co
filed 2016-02-25
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015, was approximately $3.4 billion.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 4, 2016 was 123,521,151.

Documents incorporated by reference and made a part of this Form 10-K:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; industry cycles and trends; the rate and state of technological change; changes in product distribution channels and concentration of retailer power; changes in our competitive environment; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems; dependence on a small number of print and paper vendors; third-party software and technology development; our ability to identify, complete, or achieve the expected benefits of, acquisitions; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; and other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K (this “Annual Report”). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

Our Company

Overview of Houghton Mifflin Harcourt

We are a global learning company, specializing in education solutions across a variety of media. We deliver content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are the leading provider of kindergarten through 12th grade (“K-12”) educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade, general interest, young readers and reference material include adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

We believe our leadership position in the K-12 market, our primary market, provides us with strong competitive advantages. We have established relationships with educators, institutions, parents, students and life-long learners that are founded on our education expertise, content and services. Our portfolio of intellectual property spans educational, general interest, children’s and reference works, and has been developed by leading educators and award-winning authors—including 10 Nobel Prize winners, 48 Pulitzer Prize winners and 15 National Book Award winners. Our content includes national education programs such as Collections, GO! Math, READ 180 and Channel One News, as well as characters and titles such as Curious George, Carmen Sandiego, The Little Prince, The Lord of the Rings, Life of Pi, Webster’s New World Dictionary and Cliffs Notes.

We sell our products and services across multiple media and distribution channels and are expanding our customer base beyond educational institutions, with an increasing focus on consumers and early learners. Leveraging our portfolio of content, including some of our best-known children’s brands and titles, such as Carmen Sandiego and Curious George, we create interactive digital content, mobile applications and educational games, build websites and provide technology-based educational solutions for the home.

Our digital products portfolio, combined with our content development or distribution agreements with recognized technology leaders, such as Apple, Google, Intel and Microsoft, enable us to bring our next-generation educational solutions and content to learners across virtually all platforms and devices. Additionally, we believe our technology and development capabilities allow us to enhance content engagement and effectiveness with embedded assessment, interactivity and personalized adaptable content as well as increased accessibility.

Market Opportunity

U.S. K-12 Market is Large and Growing

In the United States, which is our primary market in which we sell educational content for both public and private schools, the K-12 education market represents one of the largest industry segments accounting for over $632 billion of expenditures, or about 4.4% of the 2011 U.S. gross domestic product as measured by the U.S Education’s National Center for Education Statistics (“NCES”) for the 2010-2011 school year. The instructional supplies and services component of this market was estimated to be approximately $30 billion in 2011 and is expected to continue growing as a result of several secular and cyclical factors. From 2000-01 to 2010-11, current expenditures per student in public elementary and secondary schools increased by 14%, after adjusting for inflation. However, there can be no assurance that the U.S. K-12 market will grow.

In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. It is comprised of approximately 16,600 public school districts across the 50 states and 129,000 public and private elementary and secondary schools. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. While we believe certain initiatives in the education sector such as the Common Core State Standards, a set of mathematics and English language arts standards, and Next Generation Science Standards, a set of science standards, each benchmarked to international standards, have increased standardization in K-12 education content, we also believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the industry to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

Growth in the U.S. K-12 market for educational content and services is driven by several factors. In the near term, total spend by institutions, which is largely dependent upon state and local funding, is rebounding in the wake of the U.S. economic recovery. While the market has historically grown above the pace of inflation, averaging 7.2% growth annually since 1969, the difficult operating environment stemming from the 2008-2009 recession caused many states and school districts to defer spending on educational materials. Following the recovery, and as tax revenues collected through income, sales and property taxes continue to rebound, institutional customers benefit from improved funding cycles. Total state tax revenues in FY 2015 increased by 5.6% over the prior year, although revenue growth is expected to slow somewhat in FY 2016 according to the Nelson A. Rockefeller Institute of Government, there can be no assurance of any further improvement or that it will be significant.

State adoptions of instructional materials, which were often deferred during the recession, have for the most part returned to regular, pre-recession cyclical patterns. California adopted English language arts materials this year for purchase in 2016 and subsequent years; Texas is scheduled to adopt materials in world languages in 2016 (for purchase in 2017 and subsequent years) and English language arts in 2017 (for purchase in 2018 and subsequent years); and Florida is slated to adopt new social studies programs in 2016 (for purchase in 2017 and subsequent years), and science programs in 2017 (for purchase in 2018 and subsequent years). We expect modest growth in open territories.

Long-term growth in the U.S. K-12 education market is positively correlated with student enrollments. Compared to 54.7 million students in 2010, total U.S. public school enrollments are expected to increase to approximately 57.0 million by the 2022 school year, according to NCES and the U.S. Census Bureau.

In addition, increased investment in areas of government policy focus is expected to further drive market growth. We believe the adoption of new academic standards in many states, including states that have adopted the Common Core State Standards in mathematics and English language arts and states adopting or contemplating adoption of the Next Generation Science Standards, is also expanding the market for teacher professional development and school improvement services.

We estimate that our U.S. K-12 educational addressable market is expected to be approximately in the range of $2.6 billion to $3.2 billion from 2015 through 2019. We define our addressable market as the market that we primarily compete in with our products, with the exception of our trade products, our cognitive and summative assessment products, professional development products and products sold internationally.

Expansion of Market Opportunities

Other U.S. educational market segments, such as “early learning” (pre-K) and “direct-to-consumer” have demonstrated growth in recent years. For example, according to a January 2015 report from the Education Commission of the States, state funding for pre-K programs totaled $6.3 billion in fiscal 2014-15, a 12% increase from the prior fiscal year. This growing emphasis on early childhood education is further evidenced by language in recently enacted legislation to reauthorize the Elementary and Secondary Education Act (“ESEA”), that authorizes continued funding for Preschool Development Grants, with an increased focus on coordinating programs, ensuring quality, and broadening access to early childhood education. The direct-to-consumer market performed strongly in 2014, with sales growth of 8% from just over $3 billion in 2013. The direct-to-consumer educational content market is fragmented, with many providers staking a claim in commercializing learning as families increasingly seek supplemental resources to help their children succeed in school and to set up young learners for success in the classroom.

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

These concerns helped lead to the passage in 2002 of the No Child Left Behind Act (“NCLB”), which ushered in an era of stricter accountability, higher standards and increased transparency in education. Since the enactment of NCLB, states have been required to measure progress towards these standards through annual student testing and make results, disaggregated by demographic sub-group, publicly available. 46 states and the District of Columbia initially adopted the new academic standards in mathematics and English language arts, based on the Common Core State Standards, developed under the auspices of governors and state chief school officers. Congress recently enacted the Every Student Succeeds Act (“ESSA”), which reauthorizes and overhauls the ESEA and replaces NCLB. The ESSA allows states greater flexibility in how to carry out federal mandates but retain NCLB’s focus on accountability, standards and transparency, including NCLB’s requirements for annual student testing and disaggregated score reporting.

This heightened focus on accountability and international competitiveness and the adoption of new, more rigorous standards has elevated the importance of, and helped drive demand for, high-quality, proven content that is aligned with these standards and empowers educators to meet new requirements. Schools have also increased their expenditures on services and professional development for educators that support teachers in implementing new programs effectively and provide district and school leaders with data management and assessment capabilities to measure progress. Although this trend may lead to increases in spending by schools and districts, educational mandates and expenditures can also be affected by other factors.

Growing Shift Towards Digital Materials

In the U.S. K-12 education market, an increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which mix the use of print and digital educational materials in the classroom. Technologies are also being adapted for educational uses via digital platforms, which permit the sharing of digital files and programs among multiple computers, mobile, or other devices in real time through a virtual network.

While the speed of technology adoption within the U.S. K-12 education market differs across districts and states due to varying resources and infrastructure, most schools are implementing more technology and are seeking partners to help them create effective digital learning environments. In some cases, districts are requiring providers of instructional materials to include flexible digital components in their offerings, and are exploring subscription-based models for acquiring content. Many educators also believe that the increased implementation of digital learning environments will enable the widespread use of learning analytics, which enhance the ability to monitor effectiveness and learning outcomes to ultimately help schools build better pedagogical methods, personalize learning, identify and support at-risk students and improve student retention.

Rising Global Demand for Education

The global education market, especially in Asia and the Middle East, is experiencing rising enrollments and increasing government and consumer spending driven by the close connection between levels of educational attainment, evolving standards, personal career prospects and economic growth that will increase the demand for English language products. As of 2013, there were approximately 1.4 billion students out of a world population of approximately 7.2 billion people. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to United Nations Educational, Scientific and Cultural Organization (“UNESCO”), rapid population growth has caused pre-primary enrollments to grow by 44.5% worldwide over the 10-year period from 2003 to 2013. Additionally, according to the United Nations, the world population of 7.2 billion in 2013 is projected to increase by 1 billion by 2025 and reach 9.6 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

Currently, we focus our offerings in international markets on English language education and instructional products.

Our Industry

K-12 Comprehensive Curriculum, or Basal, Market

The U.S. K-12 comprehensive curriculum or basal market provides educational programs and assessments to approximately 55.0 million students across approximately 129,000 elementary and secondary schools. Basal programs cover curriculum standards in a particular subject and include a comprehensive offering of teacher and student materials necessary to conduct the class throughout the year. Products and services in basal programs include students’ print and digital offerings and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and services.

Comprehensive curriculum programs are the primary resource for classroom instruction in most K-12 academic subjects, and as a result, enrollment trends are a major driver of industry growth. Although economic cycles may affect short-term buying patterns, school enrollments, a driver of growth in the educational content industry, are highly predictable and are expected to trend upward over the longer term.

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

The majority of states are in the process of implementing or transitioning to new curriculum standards in two of the most important subject areas, mathematics and English language arts. For the most part, these new standards are based on the Common Core State Standards, the product of a multi-state effort to establish a single set of content standards in mathematics and English language arts for grades K-12. Forty-six states and the District of Columbia initially adopted the Common Core State Standards, and, while some states have nominally moved away from the standards, a majority of the original adopting states continue to use Common Core State Standards or curriculum standards closely based on them. Many states also have recently adopted or are in the process of developing new science standards, including 15 states that have adopted the multi-state Next Generation Science Standards. Most of these states are administering new student assessments aligned to the new standards.

Instructional Material Adoption Process

The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. In nineteen states, known as adoption states, new basal programs are evaluated at the state level, usually every six to eight years, for alignment to standards and other criteria. Individual school districts then purchase instructional materials for local use, typically from the state-approved list, although in some adoption states districts are permitted to use materials not on the state list. In all remaining states, known as open states or open territories, each individual school or school district evaluates and purchases materials independently and at any time, typically according to a five to ten year cycle.

The following chart illustrates the current adoption and open states:

The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. A number of adoption states, and a few open territory states, provide categorical state funding for instructional materials; that is, funds that cannot be used for any purpose other than to purchase instructional content or, in some cases, technology equipment used to deliver instruction. In some states, categorical instructional materials funds can be used only for the purchase of materials on the state-approved list. In states that do not provide categorical state instructional materials funding, districts pay for materials primarily out of general state formula aid and/or local funds.

In adoption states, the state education board’s decision to approve a certain program developed by an educational content provider depends on recommendations from instructional materials review committees, which are often comprised of educators and curriculum specialists. Such committees typically recommend a program if it aligns to the state’s educational content standards. To ensure the approval and subsequent success of a new instructional materials program, educational content providers conduct extensive market research, which may include: discussions of the planned curriculum with state-level curriculum advisors to secure their support; development of prototype instructional materials that are focus-tested with educators, often against competing programs, to gather feedback on the program’s content and design; and incorporation of qualitative input from existing customers in terms of classroom needs.

In open territory states, the procurement process is typically characterized by a presentation and the provision of sample materials to district-level instructional materials selection committees, which subsequently evaluate and recommend a particular program to district officials and school boards. Products are generally customized to meet the states’ curriculum standards with similar research methods as in adoption states.

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

Intervention and Supplemental Materials Market Segments

The intervention and supplemental materials market segments include a wide range of product offerings targeted at addressing specific needs generally not addressed through a comprehensive curriculum solution. These products include intervention programs in key subject areas, such as literacy and mathematics, that provide students in need of targeted support with additional instruction, knowledge and practice as well as supplemental materials and solutions that educators can use in addition to core curriculum to tailor education programs for their classrooms. Intervention solutions are generally purchased by individual schools or districts, while supplemental materials are generally purchased by individual teachers whose purchases are not tied to adoption schedules. The intervention market segment is a significant and growing segment in the United States. More than 60 percent of students enrolled in the public school environment perform below their grade level and are strong candidates for intervention programs both in literacy and mathematics.

Intervention and supplemental products and services are funded through state and local funding as well as federal funding allocations pursuant to the Elementary and Secondary Education Act (“ESEA”) and the Individuals with Disabilities Education Act (“IDEA”). Title I, the largest program within ESEA, provides funding to schools and school districts with high concentrations of students from low income families. Title I and other ESEA programs also provide targeted funding for specific activities, such as early childhood education, school improvement, response to intervention, dropout prevention, and before- and after-school programs. IDEA governs how states and public agencies provide early intervention, special education and related services to children with disabilities.

Professional Services Market Segment

The Professional Services market segment includes consulting and support services to assist individual schools and school districts in raising student achievement, implementing new programs and technology effectively, developing effective teachers, principals and leaders, as well as school and school-district turnaround and improvement solutions. We believe all districts and schools contract for some level of professional services. These services may include support for up-front training, in-classroom coaching, institutes, author workshops, professional learning communities, leadership development, technical support and maintenance, and program management. Historically, it has been challenging to measure the success of these investments or sustain their effects owing to the fragmented nature of initiatives and providers in a single district as well as the lack of sustained plans.

Professional development is directly addressed in the Every Student Succeeds Act (“ESSA”), the reauthorization of the Elementary and Secondary Education Act. ESSA restructures Title II, the section of the law addressing teacher quality, and authorizes $2.3 billion in grants to support activities that promote teacher and principal effectiveness. ESSA also eliminates federal “highly qualified teacher” requirements and prohibits U.S. Department of Education mandates and incentives to evaluate teachers on the basis of student test scores, which in recent years have channeled resources and attention to the development of educator evaluation systems, measurement tools, and related training. Title II now focuses instead on the role of the profession in improving student achievement, including new requirements to ensure professional development is not only sustained (“no one-day workshops”), but also “job-embedded”, “data-driven,” and “personalized.” It is expected that school districts will need to focus their applications for teacher training to ensure teacher alignment with high quality standards as well as priorities for funds to low-performing schools where comprehensive support and improvement plans are in place. There are also significant funding opportunities for professional development as part of state programs, especially in states where they have consolidated program funding and want solutions that are “evidence-based.”

The market for professional development services, which has no single dominant player in the United States, is expected to grow as the transition to digital learning in classrooms increases the need for technology training and implementation support for educators. We believe that the use of interim data, differentiation, teacher content knowledge (in mathematics) and the use of technology in the classroom are the areas in which teachers and leaders are most seeking support. Also, demand for teacher training and professional development opportunities tied to the implementation of new or revised standards at the state level is expected to continue. In addition, there is expected to be a need to develop new teachers as the next several years are expected to continue to see the “greening” of the teaching force, with approximately 200,000 new teachers entering the work force every year and a 50% attrition rate among beginning teachers.

Assessment Market Segment

The assessment market segment includes summative, formative or in-classroom, and cognitive assessments. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Cognitive assessments are designed to pinpoint areas of need and are often administered by specialists to identify learning difficulties and qualify individuals for special services under the requirements of the Individual with Disabilities Education Act (“IDEA”).

Many states and districts are currently utilizing teacher evaluation systems that measure teacher performance based on standardized test scores and other elements required to meet certain benchmarks set by policymakers. Certain federal agencies are shifting the focus to children at even younger ages to provide intervention before significant achievement gaps are realized. As a result, this has led to additional opportunities in the early childhood assessment and intervention market.

Legislation to reauthorize ESEA, known as the Every Student Succeeds Act (“ESSA”), was signed into law in December 2015. ESSA requires annual summative testing in reading and mathematics at grades 3 through 8 and one grade level of high school, as well as testing in science at a minimum of three grade levels. Under ESSA, states have greater flexibility than under NCLB in choosing their assessment approach and how they intervene with the lowest performing schools. In addition, the law prohibits federal incentives for states to adopt any particular set of standards, including the Common Core State Standards, and assessments. Several states that had initially participated in the Common Core-based Smarter Balanced Assessment Consortium (“SBAC”) and the Partnership Assessment of Readiness for College and Careers (“PARCC”) have since dropped out of the consortia and decided to use other assessments to measure student achievement. Major challenges facing the future of the consortia are testing time, cost, and dependency for online assessment delivery.

As states plan for and implement new assessments and districts continue to transition to new standards, demand for quality measures and reporting systems that help educators prepare students for the content coverage and item types anticipated on the new assessments should continue to increase.

International Market

Internationally, we predominantly export and sell K-12 English language education products to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Our immediate international strategy is to expand our addressable market through offering private schools in targeted international markets educational solutions comprising print and digital content, professional development services and a wide array of supplemental, intervention and assessment products, which are aimed at improving learning outcomes.

Early Learning Market Segment

Over the last decade, the early childhood market has seen significant growth in enrollments and increases in state and federal funding. These increases are driven by increased awareness of the value of quality pre-K experiences to educational achievement, its economic benefits, as well as the growth in breadth and depth of state early learning standards. For example, ESSA, while eliminating and consolidating programs in other areas, created a new national program for early childhood education. The Preschool Development Grants program, with authorized annual funding of $250 million, provides grants to support the expansion of quality pre-K programs serving low-income and disadvantaged children. The program builds upon and codifies a similar grant program currently administered by the U.S. Department of Education. We believe the key to the overall success of pre-K is the quality of the experience, from environments to teachers, with a special focus on instructional materials, an area in which we believe we are well-positioned to grow.

Direct-to-Consumer Market Segment

While the direct-to-consumer educational content market exceeded $3.3 billion in 2014, the market lacks a clear system to help families and educators navigate and evaluate the vast menu of offerings available, whether through application stores, webpages focused on children’s content, streaming websites such as YouTube or similar sources. We believe our long history and trusted reputation for delivering educational content with strong learning outcomes positions us well to become the learning partner of choice for parents and families looking for learning solutions that support their children’s school experiences. Pressure has continued to increase around student performance and its impact on college and career readiness, shaped by policy, new educational standards, new research on developmental growth, testing and more. We expect this will drive demand for direct-to-consumer educational content. Our immediate strategy in this market segment is to leverage our deep learning and pedagogical expertise to provide effective products rooted in the science of learning directly to parents and families of pre K-12 students.

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

Our Products and Services

We are organized along two reportable segments: Education and Trade Publishing. Our primary segment measures are net sales and Adjusted EBITDA. The Education segment is our largest business, representing approximately 88% of our total net sales for each of the years ended December 31, 2015, 2014 and 2013.

Education

Our Education segment provides educational content, services, and technology solutions to meet the diverse needs of today’s classrooms. The principal markets for our Education products are K-12 school systems, which purchase core curriculum materials, intervention and supplemental materials, professional development and school turnaround services, and an array of highly regarded assessment products. Additionally, we believe our increasing portfolio of educational content in the early learning and direct-to-consumer spaces puts us in a strong position for growth in these areas.

The Education segment net sales and Adjusted EBITDA were $1,251.1 million and $269.4 million, $1,209.1 million and $298.5 million, and $1,207.9 million and $343.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Our Education products consist of the following offerings:

•	Comprehensive Curriculum: Our comprehensive curriculum offerings include educational programs intended to provide a complete course of study in a subject, either at a single grade level or across multiple grade levels, and serve as the primary source of classroom instruction. We develop and market comprehensive curriculum programs for the pre-K-12 market utilizing the Houghton Mifflin Harcourt brands and focusing our content portfolio on the subjects that have consistently received the highest priority from educators and educational policy makers, namely reading, literature and language arts, mathematics, science, world languages and social studies. Within each subject, comprehensive learning programs are designed and then marketed with a variety of proprietary products to maximize teaching effectiveness, including digital and print program editions, workbooks, teachers’ guides and resources, audio and visual aids and technology-based products.

•	Intervention Products and Supplemental Materials: We develop products targeted at addressing struggling learners through comprehensive intervention solutions, products targeted at assisting English language learners and products providing incremental instruction in a particular subject area. Included with this group of products are: flagship intervention programs such as MATH 180, READ 180, System 44 and iRead, which were obtained as part of the acquisition of EdTech; professional books and developmental resources aimed at empowering pre-K-12 teachers; our Benchmark Assessment System, which allows teachers to evaluate students’ reading levels three times a year; and our Leveled Literacy Intervention System, which is a supplementary intervention program for children struggling with reading and writing. The intervention and supplemental materials group generates net sales and earnings that do not vary greatly with the adoption cycle. In addition, the development of intervention and supplemental materials tends to require significantly less capital investment than the development of a comprehensive curriculum program.

•	Professional Services. To extend our value proposition, we provide consulting services to assist school districts in increasing accountability for improvement and offering professional development training, comprehensive services and school turnaround solutions. We believe our educational services offer integrated solutions that combine the best learning resources available today. These include learning resources that are supported with professional development in classroom assessment, digital implementation, teacher effectiveness and high-impact leadership, which have a measurable and sustainable impact on student achievement.

•	Assessment. Our assessment products provide district and state-level solutions focused on cognitive and formative assessment tools and platform solutions. Cognitive solutions provide psychological and special needs testing to assess intellectual, cognitive and behavioral development. Our group and formative solutions include largely K-12 assessment tools and services relating to academic achievement as well as low-stakes assessment tools that assist in identifying the learning needs and abilities of students.

•	International. We sell our educational solutions into global education markets predominantly to large English language schools in high growth territories primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa.

•	Early Learning: Our award-winning early learning solutions are designed to support educators, administrators, caregivers, and families as they help to nurture, teach, and raise children from infancy through age seven. Informed by scientific research on how children learn best, our solutions focus on personalizing learning for every child and putting students on the path to school and life readiness. Our solutions include Big Day for Pre-K, Curiosityville and iRead. We sell our solutions to early learning institutions and pre-schools.

•

Direct-to-Consumer: Our direct-to-consumer educational offerings leverage our deep learning and pedagogical expertise to provide effective products rooted in the science of learning directly to parents and families of preK-12 students. Our products include Curious World, that features curated videos, games, and content aligned with eight key learning areas and Go Math! Academy, the at-home companion to our leading GO Math! core curriculum.

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

Our Trade Publishing segment offers an extensive library of general interest, young readers and reference works that include well-known characters and brands. Our award-winning general interest titles include literary fiction, culinary, and non-fiction in hardcover, e-book and paperback formats, including the Mariner Books paperback line. Among the general interest properties are the popular J.R.R. Tolkien titles and the prolific The Best American Series. The general interest group also publishes the CliffsNotes series of test prep and study guides, branded field guides, such as the Peterson Field Guides and extensive culinary works. In culinary, our catalog now includes major cookbook brands such as Betty Crocker and Better Homes and Gardens in addition to recent best sellers including the How to Cook Everything series and Whole30. Our catalog features numerous Nobel and Pulitzer Prize winners and Newbery and Caldecott medal winners, including a 2015 Newbery Medal winner, a 2014 and 2013 Caldecott Honor winner and a 2014 Pulitzer Prize winner. In young readers publishing, our list addresses a broad age group and includes an array of products for the preschool/early learning market, including board books, picture books and workbooks. This list includes recognized characters and titles such as Curious George and Martha Speaks, both successful television programs featured on PBS, Five Little Monkeys, Gossie & Friends, Polar Express, Little Blue Truck, and many more. We also publish novels for young adults, a growing genre. In the reference category, we are the publisher of the American Heritage and Webster’s New World dictionaries, and related titles.

In addition to traditional conversions of print to digital content, we develop our content digitally in various formats with minimal incremental investment. As such, we have an established and flexible solution for converting, manipulating and distributing trade content to the many digital consumer platforms such as e-readers and tablets. We continue to actively publish into the sizable consumer market for e-books, book or character-based applications and other digital products with net sales from e-books reaching $21.0 million for the year ended December 31, 2015, representing approximately 12.7% of our Trade Publishing segment net sales for the same period. We continue to focus on the development of innovative new digital products which capitalize on our content, our digital expertise, and the growing consumer demand for these products. In addition, we are increasingly leveraging the strength of our Trade Publishing brands and characters, such as Curious George, together with our expertise in developing educational solutions, to further penetrate the large and growing consumer market for at-home educational products and services.

For the years ended December 31, 2015, 2014 and 2013, Trade Publishing net sales and Adjusted EBITDA were approximately $164.9 million and $7.7 million, $163.2 million and $12.7 million, and $170.7 million and $24.4 million, respectively.

Seasonality

Approximately 88% of our net sales for the year ended December 31, 2015 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over our latest three completed fiscal years, approximately 68% of consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized assessment products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales.

Competition

We sell our products in competitive markets. In these markets, product quality, customer service and perceived stability and longevity are major differentiating factors between companies. Other factors affecting competition include: (i) competitive pricing, sampling and gratis costs; (ii) digitization of educational programs; and (iii) the relationship between the sales force and customer. There are three primary traditional comprehensive curriculum publishers in the K-12 market, which also compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions. There are multiple competitors in the Trade Publishing, supplemental and assessment markets. Our larger competitors in the educational market include Pearson Education, Inc., McGraw Hill Education, Cengage Learning, Inc., Scholastic Corporation and K12 Inc.

Printing and binding; raw materials

We outsource the printing and binding of our products, with approximately 60% of our printing requirements handled by one major supplier. We have procurement agreements that provide volume and scheduling flexibility and price predictability. We have a longstanding relationship with these parties. Approximately 20% of our printed materials (consisting primarily of teacher’s editions and other ancillary components) are printed outside of the United States and approximately 80% of our printed materials (including most student editions) are printed within the United States. Paper is one of our principal raw materials. We purchase our paper primarily through one paper merchant and also directly through suppliers for limited product types. We maintain various agreements that protect against supply availability and unbound price increases. We manage our paper supply concentration by having primary and secondary sources and staying ahead of dramatic market changes.

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

Employees

As of December 31, 2015, we had approximately 4,500 employees, none of which were covered by collective bargaining agreements. These employees are substantially located in the United States with 239 employees located outside of the United States. We believe that relations with employees are generally good.

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

Additional information

Houghton Mifflin Harcourt Company was incorporated as a Delaware corporation on March 5, 2010, and was established as the holding company of the current operating group. Houghton Mifflin Harcourt was formed in December 2007 with the acquisition of Harcourt Education Group, then the second-largest K-12 U.S. publisher, by Houghton Mifflin Group. We are headquartered in Boston, Massachusetts. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other information, free of charge through our corporate website under the “Financial Information” link located at: ir.hmhco.com, as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information found on our website or any other website we refer to in this Annual Report is not part of this Annual Report or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors

Our business and results of operations may be adversely affected by many factors outside of our control, including changes in federal, state and local education funding, general economic conditions and/or the loosening of restrictions on the use of state educational funding previously dedicated to instructional material purchases.

The performance and growth of our U.S. educational comprehensive curriculum, supplemental and assessment businesses depend in part on federal, state and local education funding, which in turn is dependent in part on the robustness of federal, state and local finances and the level of funding allocated to educational programs. Most public school districts, the primary customers for K-12 products and services, depend largely on state and local funding to purchase instructional materials. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds for any reason can severely restrict district purchases of instructional materials. In school districts in states that primarily rely on state funding for instructional materials, a reduction in state funds or loosening of restrictions on the use of those funds may reduce our net sales. Additionally, many school districts receive substantial amounts through Federal education programs, funding for which may be reduced as a result of Congressional budget actions.

Federal and/or state legislative changes can also affect the funding available for educational expenditure, which include the impact of education reform, such as the reauthorization of the ESEA and the implementation of Common Core State Standards and new science standards. The recently enacted ESEA reauthorization legislation consolidates funding for a number of existing federal programs into a single block grant and makes other significant changes to the law, including significant changes to state accountability requirements, that could affect demand for our products and services. Moreover, federal educational funding is subject to the Congressional appropriations process and, accordingly, could result in program funding at or below authorized or historical levels, which could adversely affect sources of funding for our products and services. There can be no assurances that states or districts will have sufficient funding to purchase our products and services, that we will win their business in our competitive marketplace or that schools or districts that have historically purchased our products and services will do so again in the future.

Decreases in federal, state and/or local education funding available to school districts, the loosening of restrictions on the use of state educational funding previously dedicated to instructional materials purchases, federal and/or state legislative changes and/or negative trends or changes in general economic conditions could have a material adverse effect on our business, results of operations and financial condition.

State changes to curriculum standards, such as Common Core State Standards, or procurement processes and/or our ability to do well in state adoptions may have a material adverse effect on our business, results of operations and our financial condition.

Changes in state curriculum standards, such as Common Core State Standards and new science standards, may affect our market and sales. There is considerable political controversy in many states surrounding the adoption and implementation of Common Core State Standards. Legislation has been introduced in a number of states to drop Common Core State Standards, and some states are considering revisions to and/or rebranding of the standards. These developments could disrupt local adoptions of instructional materials and require modifications to our programs offered for sale in states that adopt such changes, which may have a material adverse effect on our business and results of operations. Further, the recently enacted ESEA reauthorization legislation consolidates funding for a number of existing federal programs into a single block grant and makes other significant changes to the law, including significant changes to state accountability requirements, which could affect demand for our educational products and services.

Similarly, changes in the state procurement process for instructional, assessment and supplemental materials, particularly in adoption states, can also affect our markets and sales. A significant portion of our net sales is derived from sales of K-12 instructional materials pursuant to pre-determined adoption schedules. Due to the revolving and staggered nature of state adoption schedules, sales of K-12 instructional materials have traditionally been cyclical, with some years offering more sales opportunities than others. For example, over the next few years adoptions are scheduled in one or more of the primary subjects of reading, language arts and literature, social studies and mathematics in, among others, the states of California, Texas and Florida, the three largest adoption states. The inability to succeed in these states, or reductions in their anticipated funding levels, could materially and adversely affect net sales for the year of adoption and subsequent years. Further, allowing school districts flexibility to use state funds previously dedicated exclusively to the purchase of instructional materials on other items such as technology equipment and training could adversely affect district expenditures on state-adopted instructional materials in the future.

State changes to curriculum standards, such as Common Core State Standards, or procurement process, particularly in adoption states, could materially and adversely affect our markets, business and results of operations. Our failure to do well in state adoptions could have a material adverse effect on our business, results of operations and financial condition.

Introduction of new products, services or technologies could impact our profitability.

We operate in highly competitive markets that continue to change to adapt to customer needs. In order to maintain a competitive position, we must continue to invest in new content, new infrastructure, and new ways to deliver our products and services. These investments may not be profitable or may be less profitable than what we have experienced historically. In particular, in the context of our current focus on key digital opportunities, including e-books, the market is evolving and we may be unsuccessful in establishing ourselves as a significant competitor. New distribution channels, such as digital platforms, the internet, online retailers and delivery platforms (e.g., tablets and e-readers), present both threats and opportunities to our traditional publishing models, potentially impacting both sales volumes and pricing.

Our operating results fluctuate on a seasonal and quarterly basis and our business is dependent on our results of operations for the third quarter.

Our business is seasonal. For the year ended December 31, 2015, we derived approximately 88% of net sales from our Education Segment, which is a markedly seasonal business. Typically, purchases of educational products are made primarily in the second and third quarters of the calendar year in preparation for the beginning of the school year, though assessment net sales are primarily generated in the second and fourth quarters. We typically realize a significant portion of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. We typically incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We cannot make assurances that our second and third quarter net sales will continue to be sufficient to fund our business and meet our obligations or that they will be higher than our net sales in prior-year or consecutive quarters. In the event that we do not derive sufficient net sales for the second and third quarter, we may not be able to fund our business and/or meet our debt service requirements and other obligations.

In addition, changes in our customers’ ordering patterns may impact the comparison of results for a period with the same prior-year or consecutive period and may make it increasingly difficult for us to forecast the timing of their customer purchases and assess our financial performance until later in the year.

Our business is and will continue to be impacted by the rate and state of technological change, including the digital evolution and other disruptive technologies, and the presence and development of open-sourced content could continue to increase, which could adversely affect our net sales.

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

Free or relatively inexpensive educational products are becoming increasingly available, particularly in digital formats and through the internet. For example, some governmental and regulatory agencies have increased the amount of information they make publicly available for free. In addition, in recent years, there have been initiatives by non-profit organizations such as the Gates Foundation and the Hewlett Foundation to develop educational content that can be “open sourced” and made available to educational institutions for free or nominal cost. To the extent that such open sourced content is developed and made available to educational customers and is competitive with our instructional materials, our sales opportunities and net sales could be adversely affected. Technological changes and the availability of free or relatively inexpensive information and materials may also affect changes in customer behavior and expectations. Public and private sources of free or relatively inexpensive information and lower pricing for digital products may reduce demand, and impact the prices we can charge for, our products. To the extent that technological changes and the availability of free or relatively inexpensive information and materials limit demand or the prices we can charge for our products, our business, financial position and results of operations may be materially adversely affected.

Changes in product distribution channels and concentration of retailer power may restrict our ability to grow and affect our profitability in our Trade Publishing segment.

Distribution channels such as online retailers and ecommerce sites, evolving digital delivery platforms, expanding social media, digital discovery and marketing platforms, combined with the increased concentration of retailer power, pose threats and provide opportunities to our traditional consumer publishing models in our Trade Publishing segment, potentially impacting both sales volumes and profitability. The continued reduction in “brick and mortar” booksellers, the resulting concentration of power held by our largest retailers, and the increased concentration of consumer book spending on best-selling titles could negatively affect our business, financial condition and results of operations.

We operate in a highly competitive environment that is subject to rapid change and we must continue to adapt to remain competitive.

We operate in highly competitive markets with significant established competitors such as Pearson Education, Inc., McGraw Hill Education, Cengage Learning, Inc., Scholastic Corporation, K12 Inc. and John Wiley & Sons, Inc. Some of these established competitors may have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services than we can.

The risks of competition are intensified in the current environment where investment in new technology is ongoing and there are rapid changes in the products our competitors are offering, the products our customers are seeking, and sales and distribution channels. As a result, we could experience threats to our existing businesses from the rise of new competitors due to the rapidly changing environment within which we operate.

For example, while our educational content is protected by copyright law, there is nothing to prevent technology companies from developing their own educational digital products and offering educational content to schools. Technology companies are free to distribute materials with and on their technology devices and platforms. Many technology companies have substantial resources that they could devote to expand their business, including the development of educational digital products. Furthermore, while we have entered into digital distribution agreements with a number of technology companies, our agreements are non-exclusive arrangements and there is nothing to prevent such technology companies from developing and distributing other educational content to the K-12 market. There is a risk that a technology company with significant resources could license or acquire their own educational content and compete with us, which could negatively affect our business, financial condition and results of operations.

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

For the years ended December 31, 2015, 2014 and 2013, we generated operating losses of $116.1 million, $85.4 million, and $86.6 million, respectively, and net losses of $133.9 million, $111.5 million, and $111.2 million, respectively. If we continue to suffer operating and net losses, the trading price of our common stock may decline significantly.

In addition, we had a significant amount of indebtedness prior to May 2012. During May 2012, as a result of our financial position, results of operations and significant amount of indebtedness, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code. On June 22, 2012, we emerged from bankruptcy pursuant to a pre-packaged plan of reorganization. Although we have significantly less interest expense as a result of our emergence from bankruptcy, we may not generate sufficient net sales in future periods to pay for all of our operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to enforce our intellectual property and proprietary rights may be limited, which may harm our competitive position and materially and adversely affect our business and results of operations.

Our products are largely comprised of intellectual property content delivered through a variety of media, including print, digital and web-based media. We rely on copyright, trademark and other intellectual property laws and rights to establish and protect our proprietary rights in these products. However, our efforts to protect our intellectual property and proprietary rights may not be sufficient and we cannot make assurances that our proprietary rights will not be challenged, invalidated or circumvented. Moreover, we conduct business in certain other countries where the extent of effective legal protection for intellectual property rights is uncertain. We may also be required to initiate expensive and time-consuming litigation to maintain, defend or enforce our intellectual property.

Moreover, despite the existence of copyright and trademark protection under applicable laws, third parties may nonetheless violate our intellectual property rights, and our ability to remedy such violations, including in certain foreign countries where we conduct or seek to conduct business, may be limited. In addition, the copying and distribution of content over the Internet creates additional challenges for us in protecting our proprietary rights.

If we are unable to adequately protect and enforce our intellectual property and proprietary rights, our competitive position may be harmed and our business and financial results could be materially and adversely affected.

We are subject to risks based on Information Technology (“IT”) systems. A major data privacy breach or unanticipated IT system failure could interrupt the availability of our internet-based products and services, result in corruption /and/or loss of data or breach in security and cause liability, reputational damage to our brands and/or financial loss.

Our business is dependent on information technology systems to support our complex operational and logistical arrangements across our businesses. We provide software and/or internet-based products and services to our customers. We also use complex information technology systems and products to support our business activities, particularly in infrastructure and as we move our products and services to an increasingly digital delivery platform.

We face several technological risks associated with software and/or internet-based product and service delivery in our educational businesses, including with respect to information technology capability, reliability and security, enterprise resource planning, system implementations and upgrades. Failures of our information technology systems and products (including as a result of operational failure, natural disaster, computer virus or hacker attacks) could interrupt the availability of our internet-based products and services, result in corruption or loss of data or breach in security and result in liability, reputational damage to our brands and/or adversely impact our operating results.

Across our businesses we hold large volumes of personal data, including that of employees, customers and students, and are subject to privacy laws, rules, regulations and standards in U.S. federal, state and local jurisdictions as well as in foreign jurisdictions where we conduct business, including (i) the Children’s Online Privacy Protection Act and state student data privacy laws in connection with access to, collection of, and use of personally identifiable information of students, (ii) the Health Insurance Portability and Accountability Act in connection with our self-insured health plan and assessment products, (iii) the Payment Card Industry Data Security Standards in connection with collection of credit card information from customers, and (iv) various EU data protection laws resulting from the EU Privacy Directive. Our brands and customer relationships are important assets. Failure to adequately protect such personal data could lead to penalties, significant remediation costs, reputational damage to our brands and customer relationships, potential cancellation of existing business and diminished ability to compete for future business.

While we have policies, processes, internal controls and cybersecurity mechanisms in place intended to ensure the stability of our information technology, provide security from unauthorized access to our systems and maintain business continuity, no mechanisms are entirely free from the risk of failure and we have no guarantee that our security mechanisms will be adequate to prevent all possible security threats. Our operating results may be adversely impacted by unanticipated system failures, corruption or loss of data or breaches in security.

We are dependent on a small number of third-parties to print and bind our products and to supply paper, a principal material for our products. If we were to lose our relationship with our print vendor and/or paper merchant, our business and results of operations may be materially and adversely affected.

We outsource the printing and binding of our products and currently rely on one key third-party print vendor that handles approximately 60% of our printing requirements, and we expect a small number of print vendors will continue to account for a substantial portion of our printing requirements for the foreseeable future. The loss of, or a significant adverse change in our relationship with, our key print vendor could have a material adverse effect on our business and cost of sales. In addition, we purchase paper, a principal raw material for our print products, primarily through one paper merchant. There can be no assurance that our relationships with our print vendor and/or paper merchant will continue or that their business or operations will not be affected by major disasters or other external factors. The loss of our key print vendor and/or paper merchant, a material change in our relationship with them, a material disruption in their business or their failure to otherwise perform in the expected manner could cause disruptions in our business that may materially and adversely affect our results of operations and financial condition.

We rely on third-party software and technology development as part of our digital platform.

We rely on third-parties for some of our software and technology development. For example, some of the technologies and software that compose our instruction and assessment technologies are developed by third parties. We rely on those third parties for the development of future components and modules. Thus, we face risks associated with technology and software product development and the ability of those third parties to meet our needs and their obligations under our contracts with them. In addition, we rely on third-parties for our internet-based product hosting. The loss of one or more of these third-party partners, a material disruption in their business or their failure to otherwise perform in the expected manner could cause disruptions in our business that may materially and adversely affect our results of operations and financial condition.

We may not be able to identify and complete any future acquisitions, or achieve the expected benefits from any previous or future acquisitions, which could materially and adversely affect our business, financial condition and results of operations and/or our growth.

We have at times used acquisitions as a means of expanding our business and technologies, and expect that we will continue to do so as part of our capital allocation strategy. We may be unable to identify suitable acquisition opportunities and, even if we were able to do so, we may not be able to finance or complete any such future acquisition on terms satisfactory to us, if at all. Further, we may not be able to successfully integrate previous or future acquisitions into our existing business, achieve anticipated operating advantages and/or realize anticipated cost savings or other synergies. The acquisition and integration of businesses involve a number of risks, including: use of available cash, incurrence of new or borrowings under our New Revolving Credit Facility to consummate the acquisition and/or integrate the acquired business; diversion of management’s attention from existing operations of our existing and the acquired business to the integration; integration of complex systems, technologies and networks into our existing systems; difficulties in the assimilation and retention of employees; unexpected costs, delays or other risks related to transition support services provided under any transition services agreement that may be executed as part of the acquisition; demands on management related to the increase in our size after an acquisition; and potential adverse effects on our operating results.

If we are unable to finance or complete any future acquisition on terms satisfactory to us (or at all) and/or we are unable to successfully integrate any previous or future acquisitions into our existing business, achieve anticipated operating advantages and/or realize anticipated cost savings or other synergies from any such acquired business, it could materially and adversely affect our business, financial condition and results of operations.

For example, we completed the acquisition of EdTech on May 29, 2015. Significant management attention and resources have been and continue to be devoted to integrating the business practices and operations of EdTech with our Company. This integration may prove to be more difficult, costly and time-consuming than expected, which could cause us not to realize some or all of the anticipated benefits from the acquisition. Further, we expect to achieve certain benefits as a result of the acquisition of EdTech, including revenue and cost synergies, and we have made certain projections about the performance of EdTech. There can be no assurances that we will realize the expected benefits currently anticipated from the acquisition or that EdTech will perform according to our projections. A failure to achieve any of the anticipated benefits of the acquisition of EdTech or a failure of EdTech to perform according to our projections could materially and adversely affect our financial condition and results of operations.

We may not be able to retain or attract the key management, information technology, creative, editorial and sales and other personnel and/or key authors that we need to remain competitive and grow.

Our success depends, in part, on our ability to continue to attract and retain key management, information technology, creative, editorial and sales and other personnel and/or key authors. We operate in a number of highly visible industry segments where there is intense competition for successful authors and other experienced and highly effective individuals. Our successful operations in these segments may increase the market visibility of members of our authors and key management, information technology, creative, editorial and sales and other personnel and result in their recruitment by other businesses. There can be no assurance that we can continue to attract and retain key authors and talented personnel with relevant skills, including executive officers and other key members of management, and, if we fail to do so, it could adversely affect our business.

In addition, our business results depend largely upon the experience, knowledge of local market dynamics and long-standing customer relationships of such personnel. Our inability to attract and retain effective sales personnel at economically reasonable compensation levels could materially and adversely affect our ability to operate profitably and grow our business.

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

Paper is one of our principal raw materials. As a result, our business may be negatively impacted by an increase in paper prices. Paper prices fluctuate based on the worldwide demand and supply for paper in general and for the specific types of paper used by us. The price of paper may fluctuate significantly in the future, and changes in the market supply of, or demand for paper, could affect delivery times and prices. Paper suppliers may consolidate and as a result, there may be future shortfalls in supplies necessary to meet the demands of the entire marketplace. We may need to find alternative sources for paper from time to time. Our books and workbooks are printed by third parties and we typically have multi-year contracts for the production of books and workbooks. Increases in any of our operating costs and expenses could materially and adversely affect our profitability and our business, financial condition and results of operations.

We make significant investments in information technology software and hardware, as well as significant investments in the development of programs for the K-12 marketplace. Although we believe we are prudent in our investment strategies and execution of our implementation plans, there is no assurance as to the ultimate recoverability of these investments.

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

In the ordinary course of business, we are involved in legal actions and claims arising from our business operations and face the risk that additional actions and claims will be filed in the future. Litigation alleging infringement of copyrights and other intellectual property rights, particularly with respect to proprietary photographs and images, has become extensive in the educational publishing industry. At present, there are various suits pending or threatened which claim that we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs and images in our instructional materials. A number of similar claims against us have already been settled. While management does not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows, due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding or change in applicable legal standards could have a material effect on our financial position and results of operations.

We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, our coverage for certain business lines has been exceeded and there can be no assurance that our liability insurance for other business lines will cover all events or that the limits of such coverage will be sufficient to fully cover all potential liabilities thereunder.

Operational disruption to our business caused by a major disaster or other external threats could restrict our ability to supply products and services to our customers.

Across all our businesses, we manage complex operational and logistical arrangements including distribution centers, data centers and large office facilities. Failure to recover from a major disaster (such as fire, flood or other natural disaster) or other external threat (such as terrorist attacks, strikes, weather or political unrest or other external factors) at a key center or facility could affect our business and employees, disrupt our daily business activities and/or restrict our ability to supply products and services to our customers.

We are subject to contingent liabilities that may affect liquidity and our ability to meet our obligations.

In the ordinary course of business, we issue performance-related surety bonds and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of instructional materials and assessment programs. The surety bonds are partially backstopped by letters of credit. As of December 31, 2015, our contingent liability for all letters of credit was approximately $31.9 million, of which $2.5 million were issued to backstop $9.4 million of surety bonds. The letters of credit reduce the borrowing availability on our Revolving Credit Facility, which could affect liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, our ability to meet our obligations in the future.

Our substantial level of indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2015, we had approximately $796.0 million ($792.4 million, net of discount) outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. Our substantial outstanding indebtedness could have important consequences, including the following:

•	our high level of indebtedness could make it more difficult for us to satisfy our obligations;

•	the restrictions imposed on the operation of our business under the agreements governing such indebtedness may hinder our ability to take advantage of strategic opportunities to grow our business and to make attractive investments;

•	our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•	we must use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations, working capital, capital expenditures and other purposes;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our failure to satisfy our obligations under the agreements governing our indebtedness could result in an event of default, which could result in all of our debt becoming immediately due and payable and could permit our secured lenders to foreclose on our assets securing such indebtedness;

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business and industry; and

•	we may be vulnerable to interest rate increases, as certain of our borrowings bear interest at variable rates. A 1% increase or decrease in the interest rate will change our interest expense by approximately $8.0 million on an annual basis for our term loan facility and $2.5 million on an annual basis for our revolving credit facility assuming it is fully drawn.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations. In addition, we may incur substantial additional indebtedness in the future. The terms of the agreements governing our existing indebtedness do not, and any future debt may not, fully prohibit us from doing so. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could substantially intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our Senior Secured Credit Facilities restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

We may record future goodwill or indefinite-lived intangibles impairment charges related to our reporting units, which could have a material adverse impact on our results of operations.

We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated net sales projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result future goodwill impairment charges, which could have a material adverse impact on our results of operations.

A change from up-front payment by school districts for multi-year programs could adversely affect our cash flow.

In keeping with the past practice of payments, school districts typically pay up-front when buying multi-year programs. If school districts changed their payment practices to spread their payments to us over the term of a program, our cash flow could be adversely affected.

The shift to sales of greater digital content may affect the comparability of our revenue to prior periods and cause increases or decreases in our sales to be reflected in our results of operations on a delayed basis.

As the K-12 comprehensive curriculum market transitions from printed to digital products, an increasing percentage of our revenues are derived from time-based digital products. Our customers typically pay for purchased products up-front; however, we recognize a significant portion of our time-based digital sales over their respective terms, as required by Generally Accepted Accounting Principles in the United States. As a result, an increase in the portion of our sales coming from digital sales may impact the comparison of our revenue results for a period with the same prior-year or consecutive period.

Another effect of recognizing revenue from digital sales over their respective terms is that any increases or decreases in sales during a particular period may not translate into proportional increases or decreases in revenue during that period. Consequently, deteriorating sales activity may be less immediately observable in our results of operations.

We face risks of doing business abroad.

We conduct business in a number of regions outside of the U.S., including emerging markets in South America, Asia and the Middle East. Accordingly, we face exposure to the risks of doing business abroad, including, but not limited to, longer customer payment terms in certain countries; increased credit risk; difficulties in protecting intellectual property, enforcing agreements and collecting receivables under certain foreign legal systems; compliance under local privacy laws, rules, regulations and standards; the need to comply with U.S. Foreign Corrupt Practices Act and local laws, rules and regulations; and in some countries, a higher risk of political instability, economic volatility, terrorism, corruption, and social and ethnic unrest.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 222 Berkeley Street, Boston, Massachusetts 02116. The following table describes the approximate building areas in square feet, principal uses and the years of expiration on leased premises of our significant operating properties as of December 31, 2015. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration year	Approximate area	Principal use of space	Segment used by
Owned Premises:
Indianapolis, Indiana	Owned	491,779	Warehouse	All segments
Troy, Missouri	Owned	575,000	Office and warehouse	Education

Leased Premises:
Orlando, Florida	2019	250,842	Office	Education
Evanston, Illinois	2017	150,050	Office	Education
Itasca, Illinois	2027	105,976	Office	Education
Geneva, Illinois	2019	485,989	Office and warehouse	Education
Boston, Massachusetts (Corporate office)	2017	328,686	Office	All segments
Portsmouth, New Hampshire	2019	25,145	Office	Education
New York, New York	2016	28,704	Office	Trade Publishing
Austin, Texas	2016	195,230	Office	Education
Dublin, Ireland	2025	39,944	Office	Education
Orlando, Florida	2016	25,400	Warehouse	Corporate Records Center
Itasca, Illinois	2016	46,823	Warehouse	Education

In addition, we lease several other offices that are not material to our operations and, in some instances, are partially or fully subleased.

Item 3. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, our coverage for certain business lines has been exceeded, and there can be no assurance that our liability insurance for other business lines will cover all events or that the limits of such coverage will be sufficient to fully cover all liabilities thereunder.

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

2014	High	Low
First Quarter	$20.55	$17.07
Second Quarter	20.82	17.66
Third Quarter	20.62	17.26
Fourth Quarter	20.91	18.88

2015
First Quarter	$23.75	$18.68
Second Quarter	26.95	22.86
Third Quarter	26.75	20.24
Fourth Quarter	21.78	17.91

The closing price of our common stock on NASDAQ on February 4, 2016, was $17.40 per share.

Holders. As of February 4, 2016, there were approximately 19 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Dividends. We have never paid or declared any cash dividends on our common stock. At present, we intend to retain our future earnings, if any, to fund operations, the growth of our business and, as appropriate, execute our share repurchase program. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as our board of directors, in its discretion, may consider relevant, and the extent to which the declaration or payment of dividends may be limited by agreements we have entered or cause us to lose the benefits of certain of our agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans. The equity compensation plan information set forth in Part III, Item 12 of this Annual Report is incorporated by reference herein.

Performance Graph. The graph below matches the cumulative return of holders of the Company’s common stock with the cumulative returns of the Dow Jones Publishing index, the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index, and our Peer Group index, which is comprised of Pearson PLC, Scholastic Corporation, K-12 Inc., and John Wiley & Sons, Inc. The Russell 2000 index was included as the Company was added to that index during 2014. The graph assumes that the value of the investment in the Company’s common stock, in each index (including reinvestment of dividends) was $100 on November 14, 2013 and tracks it through February 4, 2016. All prices reflect closing prices on the last day of trading at the end of each period. Notwithstanding any general incorporation by reference of this Annual Report into any other document, the information contained in the graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, except: (i) as expressly required by applicable law or regulation; or (ii) to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent sales of unregistered securities. There have been no sales of unregistered securities by the Company in the three year period ended December 31, 2015.

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the fourth quarter of 2015 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to	609,783	$20.66	609,783	$247,978
October 31, 2015 to
November 1, 2015 to	6,245,640	$18.91	6,245,640	$629,731
November 30, 2015 to
December 1, 2015 to	4,594,243	$20.16	4,594,243	$536,987
December 31, 2015 to

Total	11,449,666	$19.50	11,449,666	$536,987

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018.

Repurchases under the program may be made from time to time in open market, including under a trading plan or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 6. Selected Financial Data

The following table summarizes the consolidated historical financial data of Houghton Mifflin Harcourt Company. We derived the consolidated historical financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013, from our audited consolidated financial statements included in this Annual Report. We derived the consolidated historical financial statement data as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011 from our audited consolidated financial statements for such years, which are not included in this Annual Report. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data set forth in the following table should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2015 (7)	2014	2013	2012	2011
Operating Data:
Net sales	$1,416,059	$1,372,316	$1,378,612	$1,285,641	$1,295,295
Cost and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	622,668	588,726	585,059	515,948	512,612
Publishing rights amortization (1)	81,007	105,624	139,588	177,747	230,624
Pre-publication amortization (2)	120,506	129,693	121,715	137,729	176,829

Cost of sales	824,181	824,043	846,362	831,424	920,065
Selling and administrative	681,124	612,535	580,887	533,462	638,023
Other intangible asset amortization	22,038	12,170	18,968	54,815	67,372
Impairment charge for investment in preferred stock, goodwill, intangible assets, pre-publication costs and fixed assets	—	1,679	9,000	8,003	1,674,164
Severance and other charges (3)	4,767	7,300	10,040	9,375	32,801
Gain on bargain purchase	—	—	—	(30,751)	—

Operating loss	(116,051)	(85,411)	(86,645)	(120,687)	(2,037,130)

Other Income (expense)
Interest expense	(32,045)	(18,245)	(21,344)	(123,197)	(244,582)
Loss on extinguishment of debt	(3,051)	—	(598)	—	—
Change in fair value of derivative instruments	(2,362)	(1,593)	(252)	1,688	(811)

Loss before reorganization items and taxes	(153,509)	(105,249)	(108,839)	(242,196)	(2,282,523)
Reorganization items, net (4)	—	—	—	(149,114)	—
Income tax expense (benefit)	(19,640)	6,242	2,347	(5,943)	(100,153)

Net loss	$(133,869)	$(111,491)	$(111,186)	$(87,139)	$(2,182,370)

Net loss per share—basic and diluted	$(0.98)	$(0.79)	$(0.79)	$(0.26)	$(3.85)

Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(0.79)	$(0.79)	$(0.26)	$(3.85)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	136,760,107	140,594,689	139,928,650	340,918,128	567,272,470

Balance Sheet Data (as of period end):
Cash, cash equivalents and short-term investments	$432,403	$743,345	$425,349	$475,119	$413,610
Working capital (5)	376,217	751,009	588,643	556,227	426,692
Total assets (5)	3,137,056	2,990,648	2,880,544	2,986,726	3,249,751
Debt (short-term and long-term)	792,389	243,125	245,625	248,125	3,011,588
Stockholders’ equity (deficit)	1,198,321	1,759,680	1,850,276	1,943,701	(674,552)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	348,359	491,043	157,203	104,802	132,796
Investing activities	(676,787)	(367,619)	(168,578)	(295,998)	(195,300)
Financing activities	106,104	19,529	(4,075)	106,664	96,041

	Years Ended December 31,
	2015 (7)	2014	2013	2012	2011
Other Data:
Capital expenditures:
Pre-publication capital expenditures (6)	103,709	115,509	126,718	114,522	122,592
Property, plant, and equipment capital expenditures	82,987	67,145	59,803	50,943	71,817
Pre-publication amortization	120,506	129,693	121,715	137,729	176,829
Depreciation and intangible asset amortization	176,103	190,084	220,264	290,693	356,388

(1)	Publishing rights are intangible assets that allow us to publish and republish existing and future works as well as create new works based on previously published materials and are amortized on an accelerated basis over periods estimated to represent the useful life of the content.
(2)	We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media and amortize such costs from the year of sale typically over five years on an accelerated basis.
(3)	Represents severance and real estate charges.
(4)	Represents net gain associated with our Chapter 11 reorganization in 2012.
(5)	We retrospectively early adopted the Financial Accounting Standards Board’s updated accounting guidance related to the balance sheet classification of deferred taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. We have revised prior years amounts due to the adoption.
(6)	Represents capital expenditures for the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media.
(7)	Includes the results of our acquisition of the EdTech business from May 29, 2015 through December 31, 2015.

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

Overview

We are a global learning company, specializing in education solutions across a variety of media. We deliver content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are the leading provider of K-12 educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, since 1832, our trade and reference materials, including adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

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

EdTech Acquisition

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

The EdTech acquisition provided us with a leading position in intervention curriculum and services and extends our product offerings in key growth areas, including educational technology, early learning, and education services, creating a more comprehensive offering for students, teachers and schools. EdTech’s consulting and professional development services focus on optimizing the utilization of the products, especially digital solutions, as well as helping teachers and school districts meet professional standards and implement new requirements and standards, including the Common Core State Standards.

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

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. As of December 31, 2015, approximately $537.0 million of our availability remained under the share repurchase program. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and Trade Publishing. Our Education segment is our largest segment and represented approximately 88% of our total net sales for each of the years ended December 31, 2015, 2014 and 2013. Our Trade Publishing segment represented approximately 12% of our total net sales for each of the years ended December 31, 2015, 2014 and 2013. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition and a provision for product returns. Deferred revenues primarily derive from work-texts, workbooks, online interactive digital content, digital and online learning components. The work-texts and workbooks are deferred until delivered, which often extends over the life of the contract and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and online learning components to address the needs of the education marketplace; thus, resulting in an increase in our net sales being deferred.

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and professional services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Nineteen states, known as adoption states, approve and procure new basal programs usually every six to eight years on a state-wide basis, before individual schools or school districts are permitted to schedule the purchase of materials. In all remaining states, known as open states or open territories, each individual school or school district can procure materials at any time, though usually according to a five to ten year cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose. Our basal programs, primarily in adoption states, typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for basal programs.

We also derive our Education segment net sales from the sale of summative, formative or in-classroom and cognitive assessments to districts and schools in all 50 states. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular academic subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Additionally, our offerings include supplemental products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

In international markets, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed rapidly over the past several years, as the industry evolves to embrace new technologies for developing, producing, marketing and distributing trade works.

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	federal funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the transition to e-books and any resulting impact on market growth;

•	the publishing of bestsellers along with obtaining recognized authors; and

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year.

State or district per-student funding levels, which closely correlate with state and local receipts from income, sales and property taxes, impact our sales as institutional customers are affected by funding cycles. Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials. Recently, total educational materials expenditures by institutions in the United States have been rebounding in the wake of the economic recovery. Globally, education expenditures are projected to grow at 7% through 2018, according to GSV Asset Management.

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

Long-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. According to NCES, student enrollments are expected to increase from 54.7 million in 2010, to over 57.0 million by the 2022 school year. Outside the United States, the global education market continues to demonstrate strong macroeconomic growth characteristics. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to UNESCO, rapid population growth has caused pre-primary enrollments to grow by 44.5% worldwide over the 10-year period from 2003 to 2013. Additionally, according to the United Nations, the world population of 7.2 billion in 2013 is projected to increase by 1 billion by 2025 and reach 9.6 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

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

While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed over the past several years, as the industry evolves to embrace new technologies for developing, producing, marketing and distributing trade works. We continue to focus on the development of innovative new digital products which capitalize on our strong content, our digital expertise and the growing consumer demand for these products.

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

Cost of sales, excluding publishing rights and pre-publication amortization

Cost of sales, excluding publishing rights and pre-publication amortization, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content development group. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform development group. We also include amortization expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher cost of sales. A change in the sales mix of our products or services can impact consolidated profitability.

Publishing rights and Pre-publication amortization

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing segment’s consumer books, which we generally expense such costs as incurred, our assessment products, which we use the straight-line amortization method and the acquired content of the EdTech business, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, tradenames, content rights and licenses. The customer relationships, tradenames, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the year ending December 31, 2015 was $22.0 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the year ended December 31, 2015 was $32.0 million.

Results of Operations

Consolidated Operating Results for the Years Ended December 31, 2015 and 2014

(dollars in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014	Dollar change	Percent Change
Net sales	$1,416,059	$1,372,316	$43,743	3.2%

Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	622,668	588,726	33,942	5.8%
Publishing rights amortization	81,007	105,624	(24,617)	(23.3)%
Pre-publication amortization	120,506	129,693	(9,187)	(7.1)%

Cost of sales	824,181	824,043	138	NM
Selling and administrative	681,124	612,535	68,589	11.2%
Other intangible asset amortization	22,038	12,170	9,868	81.1%
Impairment charge for investment in preferred stock and intangible assets	—	1,679	(1,679)	NM
Severance and other charges	4,767	7,300	(2,533)	(34.7)%

Operating loss	(116,051)	(85,411)	(30,640)	(35.9)%

Other income (expense):
Interest expense	(32,045)	(18,245)	(13,800)	(75.6)%
Change in fair value of derivative instruments	(2,362)	(1,593)	(769)	(48.3)%
Loss on debt extinguishment	(3,051)	—	(3,051)	NM

Loss before taxes	(153,509)	(105,249)	(48,260)	(45.9)%
Income tax expense (benefit)	(19,640)	6,242	(25,882)	NM

Net loss	$(133,869)	$(111,491)	$(22,378)	(20.1)%

NM = not meaningful

Net sales for the year ended December 31, 2015 increased $43.7 million, or 3.2%, from $1,372.3 million for the same period in 2014, to $1,416.1 million. The net sales increase was driven by the $148.0 million contribution from the acquired EdTech business. The increase was substantially offset by lower net sales of the domestic education business, which decreased by $98.0 million, due to the comparable prior year Texas math and science adoptions, and to a lesser extent the Florida language arts adoption, all of which contributed to $90.0 million of higher net sales in 2014 compared to the same period in 2015, as the adoption market was substantially lower in 2015. Additionally, international net sales decreased $9.0 million from the prior year period due to the timing of purchases. Offsetting a portion of the lower domestic education sales for the 2015 period was a strong performance in the California math and West Virginia adoptions. There were net sales of $124.0 million during 2015 that were deferred, compared to net sales of $230.0 million in 2014, primarily due to the previously mentioned large Texas Math and Science adoptions and Florida language arts adoption that existed in 2014. The deferred revenue will be recognized up to seven years rather than immediately as a result of the digital and subscription components within our programs along with the length of our programs. Our billings, which we define as net sales adjusted for the impact of deferred revenue, decreased $61.8 million, or 4%, from 2014 to 2015.

Operating loss for the year ended December 31, 2015 unfavorably changed $30.6 million from a loss of $85.4 million for the same period in 2014 to a loss of $116.1 million, due primarily to the following:

•

A $68.6 million increase in selling and administrative costs primarily due to $63.0 million of expenses attributed to the EdTech business, $21.0 million of higher professional and legal fees associated with an equity secondary offering and acquisition and integration related matters, along with higher salary and promotion cost to support growth initiatives, all partially offset by $28.3 million of lower commissions as the 2014 commissions were higher due to over-performance.

•	As a percentage of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, increased to 44.0% from 42.9%, resulting in an approximate $15.2 million decrease in profitability. The increase in such costs was primarily attributed to product and services mix, shorter print runs with the lack of major adoptions, and technology costs to support our digital products. Additionally there was an $18.8 million increase to our cost of sales, excluding publishing rights and pre-publication amortization, attributed to higher volume.

•	Partially offsetting the aforementioned, was a $23.9 million net reduction in amortization expense related to publishing rights, pre-publication costs, and other intangible assets, due primarily to our use of accelerated amortization methods, the $43.7 million increase in net sales, and a reduction in severance and other charges of $2.5 million along with a decrease of $1.7 million in an impairment charge.

Interest expense for the year ended December 31, 2015 increased $13.8 million, or 75.6%, to $32.0 million from $18.2 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May of 2015. Further, interest expense increased as a result of expensing deferred financing costs of $2.0 million in 2015 due to the accelerated principal payment of $63.6 million required as of December 31, 2014 by the Excess Cash Flow provision of our previous term loan facility.

Change in fair value of derivative instruments for the year ended December 31, 2015 unfavorably changed by $0.8 million from an expense of $1.6 million in 2014, to an expense of $2.4 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar against the Euro during the period compared to the same period last year.

Loss on extinguishment of debt for the year ended December 31, 2015 consisted of a $2.2 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan facility accounted for as an extinguishment. Further, there was a $0.9 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility which was also accounted for as an extinguishment.

Income tax expense for the year ended December 31, 2015 decreased $25.9 million from an expense of $6.2 million for the same period in 2014, to a benefit of $19.6 million in 2015. The 2015 income tax benefit was primarily related to a $34.9 million release of an accrual for uncertain tax positions due to the lapsing of the statute, partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The income tax expense of $6.2 million for the year ended December 31, 2014 was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 12.8% and (5.9)% for the years ended December 31, 2015 and 2014, respectively.

Consolidated Operating Results for the Years Ended December 31, 2014 and 2013

(dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Dollar change	Percent Change
Net sales	$1,372,316	$1,378,612	$(6,296)	(0.5)%

Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	588,726	585,059	3,667	0.6%
Publishing rights amortization	105,624	139,588	(33,964)	(24.3)%
Pre-publication amortization	129,693	121,715	7,978	6.6%

Cost of sales	824,043	846,362	(22,319)	(2.6)%
Selling and administrative	612,535	580,887	31,648	5.4%
Other intangible asset amortization	12,170	18,968	(6,798)	(35.8)%
Impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets	1,679	9,000	(7,321)	(81.3)%
Severance and other charges	7,300	10,040	(2,740)	(27.3)%

Operating loss	(85,411)	(86,645)	(1,234)	(1.4)%

Other income (expense):
Interest expense	(18,245)	(21,344)	3,099	14.5%
Change in fair value of derivative instruments	(1,593)	(252)	(1,341)	NM
Loss on debt extinguishment	—	(598)	598	NM

Loss before taxes	(105,249)	(108,839)	(3,590)	(3.3)%
Income tax expense	6,242	2,347	3,895	NM

Net loss	$(111,491)	$(111,186)	$305	NM

NM = not meaningful

Net sales for the year ended December 31, 2014 decreased $6.3 million, or 0.5%, from $1,378.6 million for the same period in 2013, to $1,372.3 million. The decrease was largely driven by $18.0 million lower net sales of professional development and professional services, primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of net sales previously deferred, coupled with lower learning management system sales and services as we have exited that business. Further, there was a $9.0 million decrease in net sales of traditional print supplemental products due to an aging product base and a $3.0 million decline in international sales due to a decline in licensing revenue. Additionally, there was a decrease of $8.0 million in Trade Publishing net sales, as 2013 benefitted from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in 2014. Partially offsetting the decreases were higher net sales of $13.0 million from our Heinemann products, primarily related to the Leveled Literacy Intervention product line along with $13.0 million of higher assessment net sales driven by the release of a new version of the Woodcock Johnson program and higher sales directly to consumers. Additionally, there were net sales of $230.0 million during 2014 that were deferred, compared to net sales of $2.0 million in 2013, and will be recognized up to seven years rather than immediately due to the increase in digital and subscription components within our programs along with the length of our programs. Our billings increased $221.8 million, or 16%, from 2013 to 2014 primarily due to large Texas Math and Science adoptions and, to a lesser extent, adoptions in California and Florida.

Operating loss for the year ended December 31, 2014 decreased $1.2 million, or 1.4%, from a loss of $86.6 million for the same period in 2013, to a loss of $85.4 million, due primarily to the following:

•	A $32.8 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets compared to the prior year due to our use of accelerated amortization methods,

•	Further, there was a $7.3 million reduction in impairment costs compared to the prior year. In 2013, there were $7.4 million of software development costs impaired, $1.1 million of pre-publication costs impaired and $0.5 million of tradenames impaired. In 2014, we recorded a $1.3 million impairment charge related to an investment in preferred stock and a $0.4 million impairment charge related to tradenames,

•	Partially offsetting the aforementioned, our cost of sales, excluding publishing rights and pre-publication amortization, increased $3.7 million compared to the prior year. As a percent of net sales, our cost of sales, excluding publishing rights and pre-publication amortization increased to 42.9% from 42.4%, resulting in an approximate $6.3 million decrease in profitability partially offset by a $2.6 million decrease attributed to lower volume. The increase in our costs was primarily attributed to a 1.3% increase in royalties as a percent of net sales, attributed to the increased billings, which had a negative impact on profitability of an approximate $17.7 million, along with higher depreciation expense of $9.7 million, attributed to increased platform spend over the past several years. The increases were partially offset by a reduction in our product cost of $14.5 million and $6.6 million of lower inventory obsolescence expense,

•	Also, there was an increase in selling and administrative costs of $31.6 million compared to the prior year, primarily due to increased variable costs of $34.9 million of commissions associated with the approximately $221.8 million increase in our billings, higher technology costs of $12.3 million, an increase of $3.0 million of outside labor to support the increased billings, and a $1.9 million increase in stock-based compensation due to additional equity award issuances, partially offset by a $19.1 million decline in fees associated with the registration of securities.

Interest expense for the year ended December 31, 2014 decreased $3.1 million, or 14.5%, to $18.2 million from $21.3 million for the same period in 2013 primarily as a result of an amendment to our previous term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

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

Adjusted EBITDA and Adjusted Cash EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA and Adjusted Cash EBITDA, defined as Adjusted EBITDA plus the change in deferred revenue. These measures are not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA and Adjusted Cash EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA and Adjusted Cash EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, facility closure costs, and acquisition costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets and positive trends in Adjusted EBITDA and Adjusted Cash EBITDA are used as performance measures and to determine certain compensation of management and in calculations relating to covenants in our debt agreements. Other companies may define Adjusted EBITDA and Adjusted Cash EBITDA differently and, as a result, our measure of Adjusted EBITDA and Adjusted Cash EBITDA may not be directly comparable to Adjusted EBITDA and Adjusted Cash EBITDA of other companies. Although we use Adjusted EBITDA and Adjusted Cash EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA and Adjusted Cash EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA and Adjusted Cash EBITDA should be considered in addition to, and not as a substitute for, net earnings in accordance with GAAP as a measure of performance. Adjusted EBITDA and Adjusted Cash EBITDA are not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA and Adjusted Cash EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA and Adjusted Cash EBITDA for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Net loss	$(133,869)	$(111,491)	$(111,186)
Interest expense	32,045	18,245	21,344
Provision (benefit) for income taxes	(19,640)	6,242	2,347
Depreciation expense	72,639	72,290	61,705
Amortization expense	223,551	247,487	280,271
Non-cash charges—stock compensation	12,452	11,376	9,524
Non-cash charges—gain (loss) on derivative instruments	2,362	1,593	252
Asset impairment charges	—	1,679	9,000
Purchase accounting adjustments (1)	7,487	3,661	11,460
Fees, expenses or charges for equity offerings, debt or acquisitions	25,562	4,424	23,540
Restructuring	4,572	2,577	3,123
Severance separation costs and facility closures (2)	4,767	7,300	13,040
Debt extinguishment loss	3,051	—	598

Adjusted EBITDA	$234,979	$265,383	$325,018

Change in deferred revenue	124,455	229,956	1,842

Adjusted Cash EBITDA	$359,434	$495,339	$326,860

(1)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue and inventory costs.
(2)	Represents costs associated with restructuring. Included in such costs are severance, facility integration (including inventory excess) and vacancy of excess facilities.

Segment Operating Results

Results of Operations—Comparing Years Ended December 31, 2015, 2014 and 2013

Education

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Dollar change	Percent change	Dollar change	Percent change
	2015	2014	2013
Net sales	$1,251,122	$1,209,142	$1,207,908	$41,980	3.5%	$1,234	0.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	511,706	482,765	476,488	28,941	6.0%	6,277	1.3%
Publishing rights amortization	71,109	94,225	126,781	(23,116)	(24.5)%	(32,556)	(25.7)%
Pre-publication amortization	119,894	128,793	120,562	(8,899)	(6.9)%	8,231	6.8%

Cost of sales	702,709	705,783	723,831	(3,074)	(0.4)%	(18,048)	(2.5)%
Selling and administrative	534,477	495,421	452,561	39,056	7.9%	42,860	9.5%
Other intangible asset amortization	18,840	9,865	17,079	8,975	91.0%	(7,214)	(42.2)%
Impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets	—	1,279	8,500	(1,279)	NM	(7,221)	(85.0)%

Operating income (loss)	$(4,904)	$(3,206)	$5,937	$(1,698)	(53.0)%	$(9,143)	(154.0)%

Net income (loss)	$(4,904)	$(3,206)	$5,937	$(1,698)	(53.0)%	$(9,143)	(154.0)%

Adjustments from net income (loss) to Education segment Adjusted EBITDA and Adjusted Cash EBITDA
Depreciation expense	$56,960	$63,865	$53,875	$(6,905)	(10.8)%	$9,990	18.5%
Amortization expense	209,843	232,884	264,422	(23,041)	(9.9)%	(31,538)	(11.9)%
Non-cash charges—asset impairment charges	—	1,279	8,500	(1,279)	NM	(7,221)	(85.0)%
Purchase accounting adjustments	7,487	3,661	10,449	3,826	NM	(6,788)	(65.0)%

Education segment Adjusted EBITDA	$269,386	$298,483	$343,183	$(29,097)	(9.7)%	$(44,700)	(13.0)%

Change in deferred revenue	124,455	229,956	1,842	(105,501)	(45.9)%	228,114	NM

Education segment Adjusted Cash EBITDA	$393,841	$528,439	$345,025	$(134,598)	(25.5)%	$183,414	53.2%

Education segment Adjusted Cash EBITDA as a % of net sales	31.5%	43.7%	28.6%

NM = not meaningful

Our Education segment net sales for the year ended December 31, 2015 increased $42.0 million, or 3.5%, from $1,209.1 million for the same period in 2014, to $1,251.1 million. The net sales increase was driven by the $148.0 million contribution from the acquired EdTech business. The increase was substantially offset by lower net sales of the domestic education business, which decreased by $98.0 million, due to the comparable prior year Texas math and science adoptions, and to a lesser extent the Florida language arts adoption, all of which contributed to $90.0 million of higher net sales in 2014 as compared to the same period in 2015, as the adoption market was substantially lower in 2015. Additionally, international net sales decreased $9.0 million from the prior year due to the timing of purchases. Offsetting a portion of the lower domestic education sales in 2015 was a strong performance in the California math and West Virginia adoptions. There were net sales of $124.0 million during 2015 that were deferred, compared to net sales of $230.0 million in 2014, primarily due to the previously mentioned large Texas math and science adoptions and Florida language arts adoption that existed in 2014. The deferred revenue will be recognized up to seven years rather than immediately as a result of the digital and subscription components within our programs along with the length of our programs.

Our Education segment net sales for the year ended December 31, 2014 increased $1.2 million, or 0.1%, from $1,207.9 million for the same period in 2013, to $1,209.1 million. The increase was largely driven by higher net sales of $13.0 million from the Heinemann business, primarily related to the Leveled Literacy Intervention product line along with $13.0 million of higher assessment net sales driven by the release of a new version of the Woodcock Johnson program and higher sales directly to consumers. Additionally, there were net sales of $230.0 million during 2014 that were deferred, compared to net sales of $2.0 million in the prior year primarily due to large Texas math and science adoptions and, to a lesser extent, adoptions in California and Florida. The deferred revenue is being recognized over seven years rather than immediately due to the increase in digital and subscription components within our programs along with the length of our programs. Partially offsetting the increase were lower net sales of professional development and professional services, primarily due to the prior year period benefitting $8.0 million from the completion of a contract that led to the recognition of revenue previously deferred, coupled with lower learning management system sales and services as we have exited those offerings. Further, there was a $9.0 million decrease in net sales of traditional print supplemental products due to an aging product base and a $3.0 million decline in international sales due to a decline in licensing revenue.

Our Education segment cost of sales for the year ended December 31, 2015, decreased $3.1 million, or 0.4%, from $705.8 million for the same period in 2014, to $702.7 million. The decrease was attributed to a $32.0 million reduction in net amortization expense related to publishing rights and pre-publication costs primarily due to our use of accelerated amortization methods. Partially offsetting the aforementioned reductions was an increase in our cost of sales, excluding publishing rights and pre-publication amortization of $28.9 million, of which $16.7 million is attributed to additional volume. Our cost of sales excluding publishing rights and pre-publication amortization, as a percent of net sales increased to 40.9% from 39.9%, resulting in an approximate $12.2 million decrease in profitability primarily attributed to product and services mix, shorter print runs with the lack of major adoptions, and technology costs to support our digital products.

Our Education segment cost of sales for the year ended December 31, 2014, decreased $18.0 million, or 2.5%, from $723.8 million for the same period in 2013, to $705.8 million. The decrease was attributed to a $24.3 million reduction in net amortization expense related to publishing rights and pre-publication amortization due to our use of accelerated amortization methods. Partially offsetting the aforementioned decrease was an increase in cost of sales, excluding publishing rights and pre-publication amortization, of $6.3 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percent of net sales, increased to 39.9% from 39.4%, resulting in higher product cost of approximately $5.8 million with $0.6 million of the increase due to higher volume. The increase in product cost was primarily due to higher royalty costs, which as a percent of net sales, increased to 7.2% from 5.8%, resulting in an approximate $16.9 million of decreased profitability offset by lower production costs of $7.6 million attributed to longer print runs along with $3.5 million of lower inventory obsolescence.

Our Education segment selling and administrative expense for the year ended December 31, 2015, increased $39.1 million, or 7.9%, from $495.4 million for the same period in 2014, to $534.5 million. The increase was primarily due to $63.0 million of expenses attributed to the EdTech business and $11.9 million of higher operating expenses, largely salary and marketing, associated with growth initiatives, partially offset by $28.3 million of lower commissions and $7.7 million of variable expenses such as transportation, depository fees and samples as a result of the lower billings in 2015.

Our Education segment selling and administrative expense for the year ended December 31, 2014 increased $42.9 million, or 9.5%, from $452.6 million for the same period in 2013, to $495.4 million. The increase was primarily due to increased variable costs of $35.5 million of commissions, associated with the approximately $221.8 million increase in our billings. Additionally, both labor-related and marketing and promotion costs increased modestly.

Our Education segment Adjusted EBITDA for the year ended December 31, 2015, decreased $29.1 million, or 9.7%, from $298.5 million for the same period in 2014, to $269.4 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business and the 2010 restructuring. Education segment Adjusted EBITDA as a percentage of net sales decreased from 24.7% of net sales for the year ended December 31, 2014 to 21.5% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA. Adjusted Cash EBITDA for the year ended December 31, 2015 decreased $134.6 million, or 25.5%, from $528.5 for the same period in 2014, to $393.8 million due to the unfavorable change in deferred revenue of $105.5 million due to lower billings in the current year.

Our Education segment Adjusted EBITDA for the year ended December 31, 2014 decreased $44.7 million, or 13.0%, from income of $343.2 million for the same period in 2013, to income of $298.5 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. The purchase accounting adjustments for both 2014 and 2013 related to adjustments to deferred revenue for the 2010 restructuring where we adjusted our balance sheet to fair value. The purchase accounting adjustments will gradually decrease each year. Our Education segment Adjusted EBITDA as a percentage of net sales were 24.7% and 28.4% for the years ended December 31, 2014 and 2013, respectively, due to the identified factors impacting net sales, cost of sales and selling and administrative expense after removing those items not included in Education segment Adjusted EBITDA. Adjusted Cash EBITDA for the year ended December 31, 2014 increased $183.4 million, or 53.2%, from $345.0 for the same period in 2013, to $528.5 million due to the favorable change in deferred revenue of $228.1 million due to higher billings in 2014.

Trade Publishing

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
				Dollar change	Percent change	Dollar change	Percent change
	2015	2014	2013
Net sales	$164,937	$163,174	$170,704	$1,763	1.1%	$(7,530)	(4.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	110,962	105,961	105,571	5,001	4.7%	390	0.4%
Publishing rights amortization	9,898	11,399	12,807	(1,501)	(13.2)%	(1,408)	(11.0)%
Pre-publication amortization	612	900	1,153	(288)	(32.0)%	(253)	(21.9)%

Cost of sales	121,472	118,260	119,531	3,212	2.7%	(1,271)	(1.1)%
Selling and administrative	47,363	45,128	42,227	2,235	5.0%	2,901	6.9%
Other intangible asset amortization	3,198	2,305	1,889	893	38.7%	416	22.0%
Impairment charge for intangible assets	—	400	500	(400)	NM	(100)	(20.0)%

Operating income (loss)	$(7,096)	$(2,919)	$6,557	$(4,177)	NM	$(9,476)	NM

Net income (loss)	$(7,096)	$(2,919)	$6,557	$(4,177)	NM	$(9,476)	NM

Adjustments from net income (loss) to Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA
Depreciation expense	$1,091	$591	$531	$500	84.6%	$60	11.3%
Amortization expense	13,708	14,603	15,849	(895)	(6.1)%	(1,246)	(7.9)%
Non-cash charges—asset impairment charges	—	400	500	(400)	NM	(100)	(20.0)%
Purchase accounting adjustments	—	—	1,011	—	NM	(1,011)	NM

Trade Publishing segment Adjusted EBITDA	$7,703	$12,675	$24,448	$(4,972)	(39.2)%	$(11,773)	(48.2)%

Change in deferred revenue	—	—	—	—	NM	—	NM

Trade Publishing segment Adjusted Cash EBITDA	$7,703	$12,675	$24,448	$(4,972)	(39.2)%	$(11,773)	(48.2)%

Trade Publishing segment Adjusted Cash EBITDA as a % of net sales	4.7%	7.8%	14.3%

NM = not meaningful

Our Trade Publishing segment net sales for the year ended December 31, 2015 increased $1.8 million, or 1.1%, from $163.2 million for the same period in 2014, to $164.9 million. The increase in net sales was driven by increased net sales of frontlist culinary titles such as The Whole 30, Jacques Pépin Heart & Soul in the Kitchen and general interest titles lead by Thing Explainer partially offset by prior year strong net sales of titles such as The Giver and the bestselling What If.

Our Trade Publishing segment net sales for the year ended December 31, 2014 decreased $7.5 million, or 4.4%, from $170.7 million for the same period in 2013, to $163.2 million. The decrease was largely driven by the prior year period benefitting from strong net sales of backlist titles associated with the theatrical releases of The Hobbit and Life of Pi, which did not occur in 2014. Additionally, sales of general interests front list titles were down from the prior year as the prior year benefited from successful front list titles such as Francona. While 2014 did have strong front list titles, The Giver movie tie-in title and New York Times number one best seller What If, these titles could not offset the strength of the prior year titles.

Our Trade Publishing segment cost of sales for the year ended December 31, 2015 increased $3.2 million, or 2.7%, from $118.3 million for the same period in 2014, to $121.5 million. Our cost of sales excluding publishing rights and pre-publication amortization as a percent of sales increased to 67.3% from 64.9% adversely impacting cost of sales by $3.9 million primarily due to increased royalty costs due to product mix. Additionally, $1.1 million of the increase in cost of sales excluding publishing rights and pre-publication amortization, was due to increased sales. Partially offsetting the increase in cost of sales was lower amortization expense of $1.5 million related to publishing rights, which was lower due to our use of accelerated amortization methods.

Our Trade Publishing segment cost of sales for the year ended December 31, 2014 decreased $1.3 million, or 1.1%, from $119.5 million for the same period in 2013, to $118.3 million. The decrease is primarily related to decreased net sales and lower amortization expense of $1.4 million related to publishing rights, which was lower due to our use of accelerated amortization methods. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percent of net sales, increased to 64.9% from 61.8%, resulting in an approximate $5.0 million of loss in profitability. The decrease in product profitability was the result of product mix and higher royalties. The decrease was offset by a $4.7 million lower cost of sales, excluding publishing rights and pre-publication amortization, due to less volume.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2015 increased $2.2 million, or 5.0%, from $45.1 million for the same period in 2014, to $47.4 million. The increase was primarily related to higher salary costs and promotion expense.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2014 increased $2.9 million, or 6.9%, from $42.2 million for the same period in 2013, to $45.1 million. The increase was primarily related to higher promotional expenses and development costs of $1.4 million.

Our Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA for the year ended December 31, 2015 decreased $5.0 million, from $12.7 million for the same period in 2014, to $7.7 million in 2015. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 4.7% for the year ended December 31, 2015, which decreased from 7.8% for the same period in 2014 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment Adjusted EBITDA.

Our Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA for the year ended December 31, 2014 decreased $11.8 million, or 48.2%, from $24.4 million for the same period in 2013, to $12.7 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation, amortization, impairment charges and purchase accounting adjustments. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 7.8% for the year ended December 31, 2014, which was down from 14.3% for the same period in 2013, due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in segment adjusted EBITDA.

Corporate and Other

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			Dollar change	Percent change	Dollar change	Percent change
	2015	2014	2013
Net sales	$—	$—	$—	$—	NM	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	3,000	—	NM	(3,000)	NM
Publishing rights amortization	—	—	—	—	NM	—	NM
Pre-publication amortization	—	—	—	—	NM	—	NM

Cost of sales	—	—	3,000	—	NM	(3,000)	NM
Selling and administrative	99,284	71,986	86,099	27,298	37.9%	(14,113)	(16.4)%
Severance and other charges	4,767	7,300	10,040	(2,533)	(34.7)%	(2,740)	(27.3)%

Operating loss	$(104,051)	$(79,286)	$(99,139)	$(24,765)	(31.2)%	$19,853	20.0%

Interest expense	(32,045)	(18,245)	(21,344)	(13,800)	(75.6)%	3,099	14.5%
Change in fair value of derivative instruments	(2,362)	(1,593)	(252)	(769)	(48.3)%	1,341	NM
Loss on debt extinguishment	(3,051)	—	(598)	(3,051)	NM	598	NM

Loss before taxes	(141,509)	(99,124)	(121,333)	(42,385)	(42.8)%	22,209	18.3%
Income tax expense (benefit)	(19,640)	6,242	2,347	(25,882)	NM	3,895	NM

Net loss	$(121,869)	$(105,366)	$(123,680)	$(16,503)	(15.7)%	$18,314	14.8%

Adjustments from net loss to Corporate and Other Adjusted EBITDA and Adjusted Cash EBITDA
Interest expense	$32,045	$18,245	$21,344	$13,800	75.6%	$(3,099)	(14.5)%
Provision for income taxes	(19,640)	6,242	2,347	(25,882)	NM	3,895	NM
Depreciation expense	14,588	7,834	7,299	6,754	86.2%	535	7.3%
Non-cash charges—(gain) loss on derivative instruments	2,362	1,593	252	769	48.3%	1,341	NM
Non-cash charges—stock compensation	12,452	11,376	9,524	1,076	9.5%	1,852	19.4%
Fees, expenses or charges for equity offerings, debt or acquisitions	25,562	4,424	23,540	21,138	NM	(19,116)	(81.2)%
Restructuring	4,572	2,577	3,123	1,995	77.4%	(546)	(17.5)%
Severance separation costs and facility closures	4,767	7,300	13,040	(2,533)	(34.7)%	(5,740)	(44.0)%
Debt extinguishment loss	3,051	—	598	3,051	NM	(598)	NM

Corporate and Other Adjusted EBITDA	$(42,110)	$(45,775)	$(42,613)	$3,665	8.0%	$(3,162)	(7.4)%

Change in deferred revenue	—	—	—	—	NM	—	NM

Corporate and Other Adjusted Cash EBITDA	$(42,110)	$(45,775)	$(42,613)	$3,665	8.0%	$(3,162)	(7.4)%

NM= not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our cost of sales for the Corporate and Other category for the year ended December 31, 2015 was the same as the period in 2014, as no costs of sales from a segment perspective were considered Other.

Our cost of sales for the Corporate and Other category for the year ended December 31, 2014 decreased $3.0 million. The decrease was attributed to a non-recurring $3.0 million inventory reserve associated with the closure of a warehouse in 2013, which from a segment perspective is considered Other.

Our selling and administrative expense for the Corporate and Other category for the year ended December 31, 2015 increased $27.3 million, or 37.9%, from $72.0 million for the same period in 2014, to $99.3 million. Approximately $21.9 million of this increase was attributed to the combination of higher professional and legal costs associated with an equity secondary offering along with acquisition related and integration related activity. Further, depreciation expense increased $6.8 million from the prior year due to increased technology investment in a variety of initiatives and platforms.

Our selling and administrative expense for the Corporate and Other category for year ended December 31, 2014 decreased $14.1 million, or 16.4%, from $86.1 million for the same period in 2013, to $72.0 million. The decrease was attributed to a $19.1 million decline in costs related to our initial public offering, along with acquisition related activity along with lower severance, facility closure, and restructuring cost of $6.3 million partially offset by higher legal, consulting and professional fees of $6.7 million and a $1.9 million increase in equity compensation charges due to additional equity award issuances.

Our interest expense for the Corporate and Other category for the year ended December 31, 2015 increased $13.8 million, or 75.6%, to $32.0 million from $18.2 million for the same period in 2014, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May 2015. Further, interest expense also increased as a result of expensing of $2.0 million deferred financing costs due to the accelerated principal payment of $63.6 million required by the Excess Cash Flow provision of our term loan facility.

Our interest expense for the Corporate and Other category for the year ended December 31, 2014 decreased $3.1 million, or 14.5%, to $18.2 million from $21.3 million for the same period in 2013 primarily as a result of Amendment No. 4 to our term loan facility, which reduced the interest rate applicable to borrowings thereunder by 1.0%.

Our change in fair value of derivative instruments for the Corporate and Other category for the year ended December 31, 2015 unfavorably changed by $0.8 million from an expense of $1.6 million in 2014 to an expense of $2.4 million in 2015. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar against the Euro during the period compared to the same period last year.

Our change in fair value of derivative instruments for the Corporate and Other category for the year ended December 31, 2014 unfavorably changed by $1.3 million from an expense of $0.3 million in 2013 to an expense of $1.6 million in 2014. The loss on change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were adversely impacted by the stronger U.S. dollar.

Our loss on extinguishment of debt for the Corporate and Other category for the year ended December 31, 2015 consisted of a $2.2 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous term loan credit facility accounted for as an extinguishment. Further, there was a $0.9 million write off of the portion of the unamortized deferred financing fees associated with the portion of our previous revolving credit facility which was also accounted for as an extinguishment.

Our loss on extinguishment of debt for the Corporate and Other category for the year ended December 31, 2013 was due to an amendment to our previous term loan which reduced the interest rate and included a change in syndication. We recorded a loss on debt extinguishment of approximately $0.6 million relating to the write off of capitalized deferred financing fees in accordance with the accounting guidance for debt modifications and extinguishments.

Income tax expense for the year ended December 31, 2015 decreased $25.9 million from an expense of $6.2 million for the same period in 2014, to a benefit of $19.6 million in 2015. The 2015 income tax benefit was primarily related to a $34.9 million release of an accrual for uncertain tax positions due to the lapsing of the statute, partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The income tax expense of $6.2 million for the year ended December 31, 2014 was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 12.8% and (5.9)% for the years ended December 31, 2015 and 2014, respectively.

Our Income tax expense for the Corporate and Other category for the year ended December 31, 2014 increased $3.9 million from an expense of $2.3 million for the year ended December 31, 2013 to an expense of $6.2 million. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 5.9% and 2.2% for the year ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, we recorded no tax benefit on the year-to-date loss, except for the country of Ireland where we released the valuation allowance by approximately $3.0 million. The income tax expense of $6.2 million was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite lived intangibles, and accrual of interest and penalties on uncertain tax positions.

Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category for the year ended December 31, 2015, improved $3.7 million, or 8.0%, from a loss of $45.8 million for the same period in 2014, to a loss of $42.1 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category for the year ended December 31, 2014, decreased $3.2 million, or 7.4%, from a loss of $42.6 million for the same period in 2013, to a loss of $45.8 million. Our Adjusted EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, initial public offering costs, acquisition related activity, restructuring costs, severance and facility costs. The decrease in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Approximately 88% of our net sales for the year ended December 31, 2015 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 68% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

The following table is indicative of the seasonality of our business and the related results:

Quarterly Results of Operations

(in thousands)	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Education segment	$121,874	$364,618	$504,724	$217,926	$128,870	$342,441	$532,245	$247,566
Trade Publishing segment	32,059	37,272	46,284	47,559	33,799	37,442	43,262	50,434

Net sales	153,933	401,890	551,008	265,485	162,669	379,883	575,507	298,000
Costs and expenses:

Cost of sales, excluding publishing rights and pre-publication amortization	92,648	166,796	205,395	123,887	96,569	168,076	220,492	137,531
Publishing rights amortization	30,751	24,776	25,048	25,049	23,143	19,148	19,358	19,358
Pre-publication amortization	28,974	32,063	33,463	35,193	26,463	27,909	32,437	33,697

Cost of sales	152,373	223,635	263,906	184,129	146,175	215,133	272,287	190,586
Selling and administrative	137,010	152,283	167,741	155,501	143,009	170,687	191,843	175,585
Other intangible asset amortization	2,945	3,007	3,029	3,189	3,218	4,261	7,255	7,304
Impairment charge for investment in preferred stock and intangible assets	—	1,279	—	400	—	—	—	—
Severance and other charges	1,757	3,362	181	2,000	1,057	985	1,563	1,162

Operating income (loss)	(140,152)	18,324	116,151	(79,734)	(130,790)	(11,183)	102,559	(76,637)

Other income (expense)
Interest expense	(4,297)	(4,395)	(4,662)	(4,891)	(5,954)	(6,160)	(10,196)	(9,735)
Change in fair value of derivative instruments	(103)	(205)	(1,252)	(33)	(2,220)	369	(42)	(469)
Loss on extinguishment of debt	—	—	—	—	—	(2,173)	(878)	—

Income (loss) before taxes	(144,552)	13,724	110,237	(84,658)	(138,964)	(19,147)	91,443	(86,841)
Income tax expense (benefit)	1,783	2,176	3,207	(924)	20,976	(11,404)	(39,638)	10,426

Net income (loss)	$(146,335)	$11,548	$107,030	$(83,734)	$(159,940)	$(7,743)	$131,081	$(97,267)

During the first quarter of 2014, we recorded an out-of-period correction of approximately $1.1 million reducing net sales and increasing deferred revenue that should have been deferred previously. In addition, during the first quarter of 2014, we recorded approximately $3.5 million of incremental expense, primarily commissions, related to the prior year. These out-of-period corrections had no impact on our debt covenant compliance. Management believes these out-of-period corrections are not material to the 2014 financial statements or any previously issued financial statements.

Liquidity and Capital Resources

	December 31,
(in thousands)	2015	2014	2013
Cash and cash equivalents	$234,257	$456,581	$313,628
Short-term investments	198,146	286,764	111,721
Current portion of long-term debt	8,000	67,500	2,500
Long-term debt, net of discount	784,389	175,625	243,125

	Years ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$348,359	$491,043	$157,203
Net cash used in investing activities	(676,787)	(367,619)	(168,578)
Net cash provided by (used in) financing activities	106,104	19,529	(4,075)

Operating activities

Net cash provided by operating activities was $348.4 million for the year ended December 31, 2015, a $142.7 million decrease from the $491.0 million provided by operating activities for the year ended December 31, 2014. The decrease in cash provided by operating activities from 2014 to 2015 was primarily driven by unfavorable net changes in operating assets and liabilities of $150.1 million modestly offset by more profitable operations, net of depreciation and amortization, of $7.4 million. These unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in deferred revenue of $104.6 million attributed to lower billings compared to the prior year due to a smaller adoption market, unfavorable changes in accounts receivable of $34.7 million due to timing of receipts with the fourth quarter of 2015 being larger than the fourth quarter of 2014, unfavorable changes in royalties of $7.0 million due to volume and timing of payments and unfavorable changes in other operating assets and liabilities of $61.8 million primarily related to a reversal of a $74.3 million accrual related to uncertain tax positions as the statutory period expired, partially offset by favorable changes in accounts payable of $16.6 million, favorable changes in inventories of $28.0 million, and favorable changes in pension and postretirement benefits of $11.9 million as there were no company contributions to the pension plan in the current period, and favorable changes in severance and other charges of $1.6 million.

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

Investing activities

Net cash used in investing activities was $676.8 million for the year ended December 31, 2015, an increase of $309.2 million from the $367.6 million used in investing activities for the year ended December 31, 2014. The increase in cash investing expenditures is primarily attributed to an increase in the acquisition of business expenditures of $569.1 million related primarily to our acquisition of the EdTech business in the current period compared to three smaller acquisitions that occurred during 2014. The increase in expenditures was partially offset by an increase in net proceeds from sales and maturities of short-term investments of $263.9 million attributed to management’s decision to have increased liquidity to fund strategic initiatives. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment increased by $4.0 million. The increase in capital investing expenditures was primarily the result of capital spend pertaining to the EdTech business.

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

Financing activities

Net cash provided by financing activities was $106.1 million for the year ended December 31, 2015, an increase of $86.6 million from the $19.5 million of net cash provided by financing activities for the year ended December 31, 2014. The increase was primarily due to net proceeds from the New Term Loan Facility of $796.0 million partially offset by an increase in principal payments on our previously existing term loan of $240.6 million related to our acquisition of the EdTech business, and principal payments of $4.0 million related to the New Term Loan Facility. Further, we incurred $15.3 million of deferred financing fees expenditures in connection with our New Term Loan Facility and New Revolving Credit Facility. During 2015, we also incurred cash outlays of $463.0 million under our share repurchase program for our common stock, partially offset by an increase in proceeds from stock option exercises of $13.4 million.

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

Debt

Under both our revolving credit facility and term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under these senior secured facilities are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Term Loan Facility

In connection with our closing of the EdTech acquisition, we entered into an amended and restated term loan credit facility (the “New Term Loan Facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. As of December 31, 2015, we had approximately $796.0 million ($792.4 million, net of discount) outstanding under the New Term Loan Facility.

The New Term Loan Facility has a six year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of December 31, 2015, the interest rate of the New Term Loan Facility was 4.0%.

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

We are subject to excess cash flow provisions under the New Term Loan Facility that are predicated upon our leverage ratio and cash flow. The excess cash flow provision under the New Term Loan Facility did not apply in 2015. In accordance with the excess cash flow provisions of our previous term loan facility, we made a $63.6 million principal payment on March 5, 2015.

On January 15, 2014, we entered into an amendment to our previous term loan facility to, among other things, reduce the interest rates applicable to the loans under the facility. As a result of the amendment, interest rates for loans under the previous term loan facility were reduced by 1% and based, at the Company’s election, on LIBOR plus 3.25% per annum or the alternate base rate plus 2.25% per annum.

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “New Revolving Credit Facility”) to, among other things, reduce the pricing, extend the maturity, conform certain terms to those of our New Term Loan Facility and to provide greater availability and operational flexibility. The New Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of $250.0 million and a borrowing base that is computed monthly or weekly as the case may be and comprised of the Borrowers’ and certain Guarantors’ eligible inventory and receivables.

The New Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the New Revolving Credit Facility on a dollar-for-dollar basis. As of December 31, 2015, we had approximately $31.9 million of outstanding letters of credit and approximately $155.5 million of borrowing availability under the New Revolving Credit Facility. No loans have been drawn on the New Revolving Credit Facility as of February 4, 2016.

The New Revolving Credit Facility has a five year term and matures on July 22, 2020. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 1.75% or an alternative base rate plus 0.75%; such applicable margins may increase up to 2.25% and 1.25%, respectively, based on average daily availability. The New Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium.

The New Revolving Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of December 31, 2015, due to our level of borrowing availability.

The New Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Revolving Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the New Revolving Facility.

General

We had $234.3 million of cash and cash equivalents and $198.1 million of short-term investments at December 31, 2015. We had $456.6 million of cash and cash equivalents and $286.8 million of short-term investments at December 31, 2014.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Subject to market and other conditions, we plan to increase our debt by an additional $250.0 million and use some or all of the net proceeds from the financing to fund a portion of our share repurchases under the share repurchase program among other general corporate purposes. There can be no assurance that we will be able to obtain future debt financing on favorable terms, if at all.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments, depreciation and amortization periods, recoverability of long-term assets such as property, plant and equipment, capitalized pre-publication costs, other identified intangibles, goodwill, deferred revenue, income taxes, pensions and other postretirement benefits, contingencies, litigation and purchase accounting. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. For a complete description of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data.” The following policies and account descriptions include those identified as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Revenue is recognized only once persuasive evidence of an arrangement with the customer exists, the sales price is fixed or determinable, delivery of products or services has occurred, title and risk of loss with respect to products have transferred to the customer, all significant obligations, if any, have been performed, and collection is reasonably assured.

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

As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale based on historical experience by product line or customer.

Shipping and handling fees charged to customers are included in net sales.

Allowance for Doubtful Accounts and Reserves for Book Returns

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience and specific facts and circumstances. Reserves for book returns are based on historical return rates and sales patterns. We determine the required reserves by segregating our returns into the applicable product or sales channel pools. Returns in the K-12 market have been historically low. We have experienced higher returns with respect to sales to resellers, international sales and Trade Publishing sales, which all result in a greater degree of risk and subjectivity when establishing the appropriate level of reserves for this customer base. At the time we determine that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is written off. The allowance for doubtful accounts and reserve for returns are reported as reductions of the accounts receivable balance and amounted to $8.5 million and $24.3 million, and $5.6 million and $22.2 million as of December 31, 2015 and 2014, respectively.

Inventories

Inventories are substantially stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title level-basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventories balance and amounted to $55.8 million and $59.0 million as of December 31, 2015 and 2014, respectively.

Pre-publication Costs

Pre-publication costs are capitalized and are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing young readers and general interest books, for which we expense such costs as incurred, and our assessment products, for which we use the straight-line amortization method. Additionally, pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs for the years ended December 31, 2015, 2014 and 2013 were $120.5 million, $129.7 million and $121.7 million, respectively.

For the years ended December 31, 2015 and December 31, 2014, no pre-publication costs were deemed to be impaired. For the year ended December 31, 2013, pre-publication costs of $1.1 million, were deemed to be impaired. The impairment was included as a charge to the statement of operations in the impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets caption.

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

We have the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or we can perform the two-step impairment test without performing the qualitative assessment. The Education reporting unit did not experience any significant adverse changes in its business or reporting structures or any other adverse changes, and since the reporting unit’s fair value substantially exceeded its carrying value from when the previous Step 1 analysis was performed, we performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

Recoverability of goodwill and indefinite lived intangibles can also be evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of each reporting unit using discounted cash flow analysis, and make assumptions regarding future net sales, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, we determine the fair value by asset, which is then compared to its carrying value to determine if the assets are impaired.

We completed our annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2015, 2014, and 2013. In 2015, we performed the qualitative Step 0 assessment for goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, and we performed the two-step process for indefinite lived intangible assets. In 2014 and 2013, we used an income approach to establish the fair value of the reporting unit as and used the most recent five year strategic plan as the initial basis of our analysis. We recorded a non-cash impairment charge of $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. The impairments principally related to two specific tradenames within the Trade Publishing segment in 2014 and 2013. The impairment charges resulted primarily from a decline in revenue from previously projected amounts. No goodwill and indefinite-lived intangible assets were deemed to be impaired for the year ended December 31, 2015. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, management believes it is not reasonably likely that an impairment will occur at its reporting unit over the next twelve months.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience to estimate the likelihood of recovery. Advances are evaluated periodically to determine if they are expected to be recovered. Any portion of a royalty advance that is not expected to be recovered is fully reserved. The reserve for royalty advances is reported as a reduction of the royalty advances to authors balance and amounted to $70.0 million and $55.0 million as of December 31, 2015 and 2014, respectively.

Stock-Based Compensation

The fair value of each restricted stock and restricted stock unit was estimated at the date of the grant based upon the target value of the award and the current market price. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, which requires management’s use of highly subjective estimates and assumptions. The use of different estimates and assumptions in the option pricing model could have a material impact on the estimated fair value of option grants and the related expense. We estimate our expected volatility based on the historical volatility of our publicly traded peer companies (including our own) and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected life assumption is based on the simplified method for estimating expected term for awards. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. The expected dividend yield is based on actual dividends paid or to be paid. We recognize stock-based compensation expense over the awards requisite service period on a straight-line basis for time based stock options, restricted stock and restricted stock units and on a graded basis for restricted stock that are contingent on the achievement of performance conditions. We recognize compensation expense for only the portion of stock based awards that are expected to vest. Accordingly, we have estimated expected forfeitures of stock based awards based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

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

Covenant Compliance

As of December 31, 2015, we were in compliance with all of our debt covenants.

We are currently required to meet certain incurrence based financial covenants as defined under our New Term Loan Facility and New Revolving Credit Facility. We have financial covenants primarily pertaining to a maximum leverage ratio, fixed charge coverage ratio, and liquidity. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Contractual Obligations

The following table provides information with respect to our estimated commitments and obligations as of December 31, 2015:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Term loan facility due May 29, 2021 (1)	$796,000	$8,000	$16,000	$16,000	$756,000
Interest payable on term loan facility due May 29, 2021 (2)	184,975	32,133	65,393	71,818	15,631
Payments on derivative instruments	13,269	1,544	8,155	3,570	—
Capital leases	1,405	1,405	—	—	—
Operating leases (3)	375,846	43,516	70,117	50,371	211,842
Purchase obligations (4)	75,211	66,788	7,647	92	684

Total cash contractual obligations	$1,446,706	$153,386	$167,312	$141,851	$984,157

(1)	The term loan facility amortizes at a rate of 1.0% per annum of the original $800.0 million amount.
(2)	As of December 31, 2015, the interest rate was 4.0%.
(3)	Represents minimum lease payments under non-cancelable operating leases.
(4)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, we have employee benefit obligations that require future payments. For example, we expect to make $1.9 million of contributions in 2016 relating to our pension and postretirement benefit plans. We expect to periodically draw and repay borrowings under the revolving credit facility. We believe that we will be able to meet our cash interest obligations on our outstanding debt when they are due and payable.

Off-Balance Sheet Arrangements

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

As of December 31, 2015, we had $796.0 million ($792.4 million, net of discount) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at December 31, 2015. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of December 31, 2015. These contracts are effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of December 31, 2015 and December 31, 2014. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Houghton Mifflin Harcourt Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Houghton Mifflin Harcourt Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

As described in Management’s Report on Internal Control over Financial Reporting management has excluded the Educational Technology and Services (EdTech) business from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded EdTech from our audit of internal control over financial reporting. EdTech’s total assets and total revenues represent $167.2 million and $142.2 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2016

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

	December 31,
(in thousands of dollars, except share information)	2015	2014
Assets
Current assets
Cash and cash equivalents	$234,257	$456,581
Short-term investments	198,146	286,764
Accounts receivable, net of allowance for bad debts and book returns of $32.7 million and $27.8 million, respectively	256,099	255,669
Inventories	171,446	183,961
Prepaid expenses and other assets	22,877	18,665

Total current assets	882,825	1,201,640

Property, plant, and equipment, net	149,680	138,362
Pre-publication costs, net	321,931	236,995
Royalty advances to authors, net	44,736	46,777
Goodwill	783,073	532,921
Other intangible assets, net	912,955	801,969
Deferred income taxes	3,540	3,705
Other assets	38,316	28,279

Total assets	$3,137,056	$2,990,648

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$67,500
Accounts payable	94,483	51,266
Royalties payable	85,766	80,089
Salaries, wages, and commissions payable	45,340	59,733
Deferred revenue	231,172	157,016
Interest payable	106	47
Severance and other charges	4,894	5,928
Accrued postretirement benefits	1,910	2,037
Other liabilities	34,937	27,015

Total current liabilities	506,608	450,631

Long-term debt, net of discount	784,389	175,625
Long-term deferred revenue	440,625	370,103
Accrued pension benefits	23,726	18,525
Accrued postretirement benefits	23,657	26,500
Deferred income taxes	139,810	91,761
Other liabilities	19,920	97,823

Total liabilities	1,938,735	1,230,968

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 145,613,978 and 142,000,019 shares issued at December 31, 2015 and 2014, respectively; 123,940,510 and 141,917,997 shares outstanding at December 31, 2015 and 2014, respectively	1,456	1,420
Treasury stock, 21,673,468 and 82,022 shares as of December 31, 2015 and 2014, respectively, at cost (related parties of $(193,493) in 2015)	(463,013)	—
Capital in excess of par value	4,833,388	4,784,962
Accumulated deficit	(3,133,782)	(2,999,913)
Accumulated other comprehensive loss	(39,728)	(26,789)

Total stockholders’ equity	1,198,321	1,759,680

Total liabilities and stockholders’ equity	$3,137,056	$2,990,648

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations

(in thousands of dollars, except share and per share data)	Years Ended December 31,
	2015	2014	2013
Net sales	$1,416,059	$1,372,316	$1,378,612
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	622,668	588,726	585,059
Publishing rights amortization	81,007	105,624	139,588
Pre-publication amortization	120,506	129,693	121,715

Cost of sales	824,181	824,043	846,362
Selling and administrative (related parties of $10,489 in 2015—Note 14)	681,124	612,535	580,887
Other intangible asset amortization	22,038	12,170	18,968
Impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets	—	1,679	9,000
Severance and other charges	4,767	7,300	10,040

Operating loss	(116,051)	(85,411)	(86,645)

Other income (expense)
Interest expense, net	(32,045)	(18,245)	(21,344)
Change in fair value of derivative instruments	(2,362)	(1,593)	(252)
Loss on extinguishment of debt	(3,051)	—	(598)

Loss before taxes	(153,509)	(105,249)	(108,839)
Income tax expense (benefit)	(19,640)	6,242	2,347

Net loss	$(133,869)	$(111,491)	$(111,186)

Net loss per share attributable to common stockholders
Basic	$(0.98)	$(0.79)	$(0.79)

Diluted	$(0.98)	$(0.79)	$(0.79)

Weighted average shares outstanding
Basic	136,760,107	140,594,689	139,928,650

Diluted	136,760,107	140,594,689	139,928,650

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
(in thousands of dollars)	2015	2014	2013
Net loss	$(133,869)	$(111,491)	$(111,186)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(2,140)	(29)	404
Net change in pension and benefit plan liability, net of tax expense of $4,977 for 2013	(7,100)	(13,380)	7,846
Unrealized loss on short-term investments, net of tax	(58)	(89)	(13)
Net change in unrealized loss on derivative financial instruments, net of tax	(3,641)	—	—

Other comprehensive income (loss), net of taxes	(12,939)	(13,498)	8,237

Comprehensive loss	$(146,808)	$(124,989)	$(102,949)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands of dollars)	2015	2014	2013
Cash flows from operating activities
Net loss	$(133,869)	$(111,491)	$(111,186)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of assets	—	—	(2,720)
Depreciation and amortization expense	296,609	319,777	341,979
Amortization of debt discount and deferred financing costs	7,216	4,750	4,797
Deferred income taxes	48,214	899	(3,121)
Stock-based compensation expense	12,452	11,376	9,524
Loss on extinguishment of debt	3,051	—	598
Impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets	—	1,679	9,000
Change in fair value of derivative instruments	2,362	1,593	252
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	30,808	65,519	(88,029)
Inventories	26,228	(1,763)	15,419
Other assets	(2,562)	(4,263)	(4,480)
Accounts payable and accrued expenses	13,145	(3,432)	1,076
Royalties, net	6,238	13,286	5,851
Deferred revenue	124,489	229,105	702
Interest payable	59	(8)	(32)
Severance and other charges	(3,615)	(5,210)	(2,759)
Accrued pension and postretirement benefits	(4,869)	(16,724)	(15,057)
Other liabilities	(77,597)	(14,050)	(4,611)

Net cash provided by operating activities	348,359	491,043	157,203

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	286,732	134,275	251,168
Purchases of short-term investments	(198,633)	(310,149)	(217,855)
Additions to pre-publication costs	(103,709)	(115,509)	(126,718)
Additions to property, plant, and equipment	(82,987)	(67,145)	(59,803)
Acquisition of business, net of cash acquired	(578,190)	(9,091)	(18,695)
Proceeds from sale of assets	—	—	4,825
Investment in preferred stock	—	—	(1,500)

Net cash used in investing activities	(676,787)	(367,619)	(168,578)

Cash flows from financing activities
Proceeds from term loan, net of discount	796,000	—	—
Payments of long-term debt	(247,125)	(2,500)	(2,500)
Payments of deferred financing fees	(15,255)	—	—
Repurchases of common stock (related parties of $(193,493) in 2015)	(463,013)	—	—
Tax withholding payments related to net share settlements of restricted stock units	(658)	(723)	—
Proceeds from stock option exercises	36,155	22,752	—
Payments of contingent consideration	—	—	(1,575)

Net cash provided by (used in) financing activities	106,104	19,529	(4,075)

Net (decrease) increase in cash and cash equivalents	(222,324)	142,953	(15,450)
Cash and cash equivalent at the beginning of the period	456,581	313,628	329,078

Cash and cash equivalent at the end of the period	$234,257	$456,581	$313,628

Supplementary disclosure of cash flow information
Amounts due from seller for acquisition (non-cash)	$2,884	$—	$—
Issuance of common stock upon exercise of warrants (non-cash)	1,815	—	—
Income taxes paid	2,987	2,336	1,220
Interest paid	24,412	12,328	17,595
Pre-publication costs included in accounts payable (non-cash)	14,642	6,102	24,499
Property, plant, and equipment included in accounts payable (non-cash)	6,202	2,663	6,162
Property, plant, and equipment acquired under capital leases (non-cash)	1,356	3,495	4,289

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity

				Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss
(in thousands of dollars, except share information)	Common Stock		Treasury Stock				Total
	Shares Issued	Par Value
Balance at December 31, 2012	140,000,000	$1,400	$—	$4,741,065	$(2,777,236)	$(21,528)	$1,943,701
Net loss	—	—	—	—	(111,186)	—	(111,186)
Other comprehensive income, net of tax expense of $4,977	—	—	—	—	—	8,237	8,237
Issuance of common stock for vesting of restricted stock units	44,400	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	9,524	—	—	9,524

Balance at December 31, 2013	140,044,400	1,400	—	4,750,589	(2,888,422)	(13,291)	1,850,276
Net loss	—	—	—	—	(111,491)	—	(111,491)
Other comprehensive loss, net	—	—	—	—	—	(13,498)	(13,498)
Issuance of common stock for vesting of restricted stock units	95,553	1	—	(1)	—	—	—
Issuance of common stock for exercise of stock options	1,860,066	19	—	23,721	—	—	23,740
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(723)	—	—	(723)
Stock-based compensation expense	—	—	—	11,376	—	—	11,376

Balance at December 31, 2014	142,000,019	1,420	—	4,784,962	(2,999,913)	(26,789)	1,759,680
Net loss	—	—	—	—	(133,869)	—	(133,869)
Other comprehensive loss, net	—	—	—	—	—	(12,939)	(12,939)
Issuance of common stock for exercise of warrants	70,513	1	—	(1)	—	—	—
Issuance of common stock for vesting of restricted stock units	67,725	1	—	(1)	—	—	—
Issuance of common stock for exercise of stock options	2,932,839	29	—	36,926	—	—	36,955
Issuance of restricted stock	542,882	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(658)	—	—	(658)
Repurchases of common stock (related parties of $(193,493))	—	—	(463,013)	—	—	—	(463,013)
Stock-based compensation expense	—	—	—	12,165	—	—	12,165

Balance at December 31, 2015	145,613,978	$1,456	$(463,013)	$4,833,388	$(3,133,782)	$(39,728)	$1,198,321

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company, formerly known as HMH Holdings (Delaware), Inc. (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”), is a global learning company, specializing in education solutions across a variety of media, delivering content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are the leading provider of kindergarten through 12th grade (“K-12”) educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade, general interest, young readers and reference material include adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

We believe our leadership position in the K-12 market, our primary market, provides us with strong competitive advantages. We have established relationships with educators, institutions, parents, students and life-long learners that are founded on our education expertise, content and services. Our portfolio of intellectual property spans educational, general interest, children’s and reference works, and has been developed by leading educators and award-winning authors—including 10 Nobel Prize winners, 48 Pulitzer Prize winners and 15 National Book Award winners. Our content includes national education programs such as Collections, GO! Math, READ 180 and Channel One News, as well as characters and titles such as Curious George, Carmen Sandiego, The Little Prince, The Lord of the Rings, Life of Pi, Webster’s New World Dictionary and Cliffs Notes.

The December 31, 2015 and 2014 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of and for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013.

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

Approximately 88% of our net sales for the year ended December 31, 2015 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2015, 2014 and 2013, approximately 68% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

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

Revenue Recognition

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; license fees for book rights, content and software; and services that include test development, test delivery, test scoring, professional development, consulting and training as well as access to hosted interactive content. Revenue is recognized only once persuasive evidence of an arrangement with the customer exists, the sales price is fixed or determinable, delivery of products or services has occurred, title and risk of loss with respect to products have transferred to the customer, all significant obligations, if any, have been performed, and collection is reasonably assured.

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

As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale based on historical experience by product line or customer.

Shipping and handling fees charged to customers are included in net sales.

Advertising Costs and Sample Expenses

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $9.1 million, $8.6 million and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Sample expenses are charged to selling and administrative expenses when the samples are shipped.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these investments.

Short-term Investments

Short-term investments typically consist of marketable securities with maturities between three and twelve months at the balance sheet date. We have classified all of our short-term investments as available-for-sale at December 31, 2015 and 2014. The investments are reported at fair value, with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income loss.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. Reserves for returns are based on historical return rates and sales patterns.

Inventories

Inventories are stated at the lower of weighted-average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title level-basis by comparing the number of units in stock with past usage and the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous year’s usage, the subsequent years’ sales forecast, and known forward-looking trends including our development cycle to replace the title or program and competing titles or programs.

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

We review internal and external software development costs for impairment. For the years ended December 31, 2015 and 2014, there was no impairment of software developments costs. For the year ended December 31, 2013, software development costs of $7.4 million were impaired. All impairments were included as a charge to the statement of operations in the impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets caption.

Pre-publication Costs

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). This policy is used throughout the Company, except for the Trade Publishing young readers and general interest books, which generally expenses such costs as incurred, and the assessment products, which uses the straight-line amortization method. Additionally, pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs for the years ended December 31, 2015, 2014 and 2013 were $120.5 million, $129.7 million and $121.7 million, respectively.

For the years ended December 31, 2015 and 2014, there was no impairment of pre-publication costs. For the year ended December 31, 2013 pre-publication costs of $1.1 million were impaired. The impairment was included as a charge to the statement of operations in the impairment charge for investment in preferred stock, intangible assets, pre-publication costs and fixed assets caption.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We have the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or we can perform the two-step impairment test without performing the qualitative assessment. The Education reporting unit did not experience any significant adverse changes in its business or reporting structures or any other adverse changes, and since the reporting unit’s fair value substantially exceeded its carrying value from when the previous Step 1 analysis was performed, we performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

Recoverability of goodwill and indefinite lived intangibles can also be evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of each reporting unit using discounted cash flow analysis, and make assumptions regarding future net sales, gross margins, working capital levels, investments in new products, capital spending, tax, cash flows and the terminal value of the reporting unit. With regard to other intangibles with indefinite lives, we determine the fair value by asset, which is then compared to its carrying value to determine if the assets are impaired.

We completed our annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2015, 2014, and 2013. In 2015, we performed the qualitative Step 0 assessment for goodwill and determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, and we performed the two-step process for indefinite lived intangible assets. In 2014 and 2013, we used an income approach to establish the fair value of the reporting unit as and used the most recent five year strategic plan as the initial basis of our analysis. We recorded a non-cash impairment charge of $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. The impairments principally related to two specific tradenames within the Trade Publishing segment in 2014 and 2013. The impairment charges resulted primarily from a decline in revenue from previously projected amounts as a result of the economic downturn and reduced educational spending by states and school districts. No goodwill and indefinite-lived intangible assets were deemed to be impaired for the year ended December 31, 2015.

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

During 2015, we retrospectively early adopted updated accounting guidance related to the balance sheet classification of deferred taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We reclassified approximately $20.5 million of our current deferred tax assets to noncurrent deferred tax liabilities as of December 31, 2014. This resulted in an approximately $20.5 million decrease to our noncurrent deferred tax liability of $112.2 million on our December 31, 2014 consolidated balance sheet.

Stock-Based Compensation

Certain employees and directors have been granted stock options, restricted stock and restricted stock units in our common stock. Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price based on the target value of the award for restricted stock and restricted stock units, and the Black-Scholes valuation model for stock options. We recognize stock-based compensation expense over the awards requisite service period on a straight-line basis for time based stock options, restricted stock and restricted stock units and on a graded basis for restricted stock that are contingent on the achievement of performance conditions.

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

Financial Instruments

Derivative financial instruments are employed to manage risks associated with interest rate exposures and are not used for trading or speculative purposes. We recognize all derivative instruments in our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity as a component of accumulated other comprehensive loss, depending on

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as hedges, to the extent they are effective, are recorded in other comprehensive income, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. Changes in the fair value of derivatives not qualifying as hedges are reported in earnings. During 2015, our interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.6 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the period. The corresponding $3.6 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of December 31, 2015. We had no interest rate derivative contracts outstanding as of December 31, 2014. Our foreign exchange forward and option contracts did not qualify for hedge accounting because we did not contemporaneously document our hedging strategy upon entering into the hedging arrangements. There were no derivative instruments that qualified for hedge accounting during 2014 and 2013.

Treasury Stock

We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. Upon retirement the excess over par value is charged against capital in excess of par value.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Except where the result would be anti-dilutive, net loss per share is computed using the treasury stock method for the exercise of stock options. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013.

Reclassifications

Certain 2014 and 2013 amounts within the operating activities section of the statement of cash flows, as well as the income tax statutory rate reconciliation in Note 8, have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the balance sheet classification of deferred taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted and may be adopted either prospectively or retrospectively. We early adopted this standard retrospectively, and reclassified approximately $20.5 million of our current deferred tax assets to

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

noncurrent deferred tax liabilities as of December 31, 2014. This resulted in an approximately $20.5 million decrease to our noncurrent deferred tax liability of $112.2 million on our December 31, 2014 consolidated balance sheet.

In September 2015, the FASB issued new accounting guidance which replaces the current guidance that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting guidance requires that an acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance will be effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance, with earlier application permitted for financial statements that have not been issued. Our early adoption of the accounting guidance in the third quarter of 2015 did not have a material impact on our consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. The SEC later clarified guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the new accounting guidance. The new guidance will be effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We evaluated the impact of adopting this standard and do not expect it to have a material impact on our consolidated financial statements and footnote disclosures.

3.	Acquisitions

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

We have allocated the purchase price to the EdTech assets acquired and liabilities assumed at estimated fair values as of May 29, 2015. The excess of the purchase price over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed has been recorded as goodwill, which is allocated to our Education segment. The goodwill recognized is primarily the result of expected synergies. All of the goodwill and identifiable intangibles associated with the acquisition will be deductible for tax purposes. During the fourth quarter of 2015, we finalized the assumed liabilities in connection with certain working capital adjustments, recorded as a measurement period adjustment, reducing the purchase price by approximately $0.9 million through a reduction to goodwill. The fair values set forth below are final.

The valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

Accounts receivable, net of allowance for bad debts and book returns of $2.2 million	$31,237
Inventories	13,714
Prepaid expenses and other assets	803
Property, plant, and equipment	1,725
Pre-publication costs	98,610
Royalty advances to authors	1,093
Goodwill	250,152
Other intangible assets	214,030
Other assets	28
Accounts payable	(8,117)
Royalties payable	(2,573)
Deferred revenue	(20,189)
Other accruals	(5,680)

Total purchase price	$574,833

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

Transaction costs related to the acquisition were approximately $5.2 million during the year ended December 31, 2015 and are included in the selling and administrative line item in our consolidated statements of operations.

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

	Unaudited
	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$1,486,810	$1,595,803
Net loss	(144,830)	(115,177)

Since the date of acquisition, May 29, 2015, we recorded approximately $142.2 million of net sales and $25.9 million of operating income attributable to EdTech within our consolidated statements of operations.

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

The total aggregate purchase price for the three 2014 acquisitions described above was approximately $9.5 million, which consisted of cash at closing of approximately $9.1 million, and amounts in accrued liabilities

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

of approximately $0.4 million. Goodwill, other intangible assets, accounts receivable, property, plant, and equipment, other assets and other liabilities recorded as part of the acquisitions totaled approximately $1.1 million, $0.2 million, $3.1 million, $6.8 million, $0.4 million and $1.7 million, respectively.

All transactions above were accounted for under the acquisition method of accounting. We allocated the purchase price to each of the assets and liabilities acquired at estimated fair values as of the acquisition date. The excess of the purchase price over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The financial results of each company acquired were included within our financial statements from their respective dates of acquisition. The acquisitions, other than EdTech, were not considered to be material for purposes of additional disclosure.

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

4.	Balance Sheet Information

Short-term Investments

The estimated fair value of our short-term investments classified as available for sale is as follows:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$198,204	$1	$(59)	$198,146

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$286,853	$10	$(99)	$286,764

The contractual maturities of our short-term investments are one year or less.

Account Receivable

Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accounts receivable	$288,846	$283,453
Allowance for bad debt	(8,459)	(5,625)
Reserve for book returns	(24,288)	(22,159)

	$256,099	$255,669

As of December 31, 2015 and 2014, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Inventories

Inventories at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Finished goods	$166,904	$178,812
Raw materials	4,542	5,149

Inventory	$171,446	$183,961

Property, Plant, and Equipment

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2015 and 2014 were as follows:

	2015	2014
Land and land improvements	$4,819	$4,717
Building and building equipment	9,823	9,723
Machinery and equipment	13,469	18,766
Capitalized software	418,908	350,179
Leasehold improvements	34,251	28,719

	481,270	412,104
Less: Accumulated depreciation and amortization	(331,590)	(273,742)

Property, plant, and equipment, net	$149,680	$138,362

For the year ended December 31, 2015, 2014 and 2013, depreciation and amortization expense related to property, plant, and equipment were $72.6 million, $72.3 million and $61.7 million, respectively.

Property, plant, and equipment at December 31, 2015 and 2014 included approximately $6.9 million acquired under capital lease agreements, of which the majority is included in machinery and equipment. The future minimum lease payments required under non-cancelable capital leases as of December 31, 2015 are $1.4 million in 2016. There are no future minimum lease payments due in 2017, under capital leases.

Substantially all property, plant, and equipment are pledged as collateral under our Term Loan and Revolving Credit Facility.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$532,921	$—	$532,921
Trademarks and tradenames: indefinite-lived	439,605	—	439,605	439,719	—	439,719
Trademarks and tradenames	54,730	(1,596)	53,134	—	—	—
Publishing rights	1,180,000	(970,567)	209,433	1,180,000	(889,560)	290,440
Customer related and other	442,640	(231,857)	210,783	283,225	(211,415)	71,810

	$2,900,048	$(1,204,020)	$1,696,028	$2,435,865	$(1,100,975)	$1,334,890

The changes in the carrying amount of goodwill for the year ended December 31, 2015 is as follows:

Balance at December 31, 2014	$532,921
Acquisitions	250,152

Balance at December 31, 2015	$783,073

In accordance with the provisions of the accounting standard for goodwill and other intangible assets, goodwill and certain indefinite-lived tradenames are not amortized. There was no impairment charge recorded in the year ended December 31, 2015. We recorded an impairment charge of approximately $0.4 million, and $0.5 million for certain of our indefinite-lived intangible assets at October 1, 2014, and 2013, respectively. Amortization expense for publishing rights and customer related and other intangibles were $103.0 million, $117.8 million and $158.6 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Trademarks and Tradenames	Publishing Rights	Other Intangible Assets
2016	$2,737	$61,351	$21,386
2017	2,737	46,238	18,581
2018	2,737	34,713	15,725
2019	2,737	26,557	13,111
2020	2,737	20,056	9,261
Thereafter	39,449	20,518	132,719

	$53,134	$209,433	$210,783

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

6.	Debt

Our debt consisted of the following:

	December 31, 2015	December 31, 2014
$800,000 term loan due May 29, 2021 interest payable quarterly	$792,389	$—
$250,000 term loan due May 21, 2018 interest payable monthly	—	243,125

Total debt, net of discount	792,389	243,125
Less: Current portion of long-term debt	8,000	67,500

Total long-term debt, net of discount	$784,389	$175,625

Long-term debt repayments due in each of the next five years and thereafter is as follows:

Year
2016	$8,000
2017	8,000
2018	8,000
2019	8,000
2020	8,000
Thereafter	756,000

$796,000

Term Loan Facility

In connection with our closing of the EdTech acquisition referred to in Note 3, we entered into an amended and restated term loan credit facility (the “New Term Loan Facility”) dated as of May 29, 2015 to increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. The New Term Loan Facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

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

The New Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of December 31, 2015, the interest rate of the New Term Loan Facility was 4.0%.

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

On May 29, 2015, in connection with the New Term Loan Facility described above, we paid off the remaining outstanding balance of our previous $250.0 million term loan facility of approximately $178.9 million. The transaction was accounted for under the guidance for debt modifications and extinguishments. We incurred a loss on extinguishment of debt of approximately $2.2 million related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the term loan accounted for as extinguishment associated with the term loan facility. We incurred approximately $15.6 million of third-party fees for the transaction, of which approximately $13.6 million were capitalized as deferred financing fees and approximately $2.0 million was recorded to expense and included in the selling and administrative line item in our consolidated statements of operations for the year ended December 31, 2015.

In accordance with the Excess Cash Flow provisions of the previous term loan facility, we made a $63.6 million principal payment on March 5, 2015. In connection with this principal payment, we accelerated the amortization of deferred financing costs of $2.0 million, which was recognized as interest expense in the consolidated statements of operations for the year ended December 31, 2015. In connection with the Excess Cash Flow payment, $1.5 million was reclassified from current portion of long-term debt to long-term debt as of March 31, 2015.

On January 15, 2014, we entered into an amendment to our term loan facility, which reduced the interest rate applicable to outstanding borrowings by 1.0%. The transaction was accounted for under the accounting guidance for debt modifications and extinguishments. We recorded an expense of approximately $1.0 million relating to third party transaction fees which was included in the selling and administrative line item in our consolidated statements of operations for the nine months ended September 30, 2014.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and had $400.0 million outstanding as of December 31, 2015. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.6 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the period. The corresponding $3.6 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of December 31, 2015. The interest rate derivative contracts mature on July 22, 2020. We had no interest rate derivative contracts outstanding as of December 31, 2014.

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

The New Revolving Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the New Revolving Credit Facility is less than certain limits prescribed by the terms of the New Revolving Credit Facility. The New Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The New Revolving Credit Facility is subject to customary events of default. No amounts have been drawn on the New Revolving Credit Facility as of December 31, 2015.

As of December 31, 2015, the minimum fixed charge coverage ratio covenant under our New Revolving Credit Facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

On May 19, 2015, we entered into an amendment to our previous revolving credit facility that permitted us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $800.0 million, plus the aggregate amount of any incremental facilities provided for therein.

On April 23, 2015, we entered into an amendment to our previous revolving credit facility that permitted us to increase the aggregate amount of indebtedness we may incur under our term loan agreement to $500.0 million, plus the aggregate amount of any incremental facilities provided for therein.

Guarantees

Under both the New Revolving Credit Facility and the New Term Loan Facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

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

2015

During the year ended December 31, 2015, $4.2 million of severance payments were made to employees whose employment ended in 2015 and prior years and $4.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $4.3 million to reflect additional costs for severance, which we expect to be fully paid over the next twelve months, along with a $0.4 million accrual for additional space vacated or revised estimates for space previously vacated.

2014

During the year ended December 31, 2014, $7.9 million of severance payments were made to employees whose employment ended in 2014 and prior years and $4.6 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $5.0 million to reflect additional costs for severance, along with a $2.3 million accrual for additional space vacated or revised estimates for space previously vacated.

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

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2015
Severance costs	$1,271	$4,338	$(4,154)	$1,455
Other accruals	9,050	429	(4,228)	5,251

	$10,321	$4,767	$(8,382)	$6,706

	2014
	Severance/ restructuring accrual at December 31, 2013	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2014
Severance costs	$4,115	$5,022	$(7,866)	$1,271
Other accruals	11,416	2,278	(4,644)	9,050

	$15,531	$7,300	$(12,510)	$10,321

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	2013
	Severance/ restructuring accrual at December 31, 2012	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at December 31, 2013
Severance costs	$2,142	$7,801	$(5,828)	$4,115
Other accruals	16,148	2,239	(6,971)	11,416

	$18,290	$10,040	$(12,799)	$15,531

The current portion of the severance and other charges was $4.9 million and $5.9 million as of December 31, 2015 and 2014, respectively.

8.	Income Taxes

The components of loss before taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
U.S.	$(161,513)	$(102,284)	$(80,969)
Foreign	8,004	(2,965)	(27,870)

Loss before taxes	$(153,509)	$(105,249)	$(108,839)

Total income taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Income tax expense (benefit)
U.S.	$(21,956)	$9,287	$1,496
Foreign	2,316	(3,045)	851

	$(19,640)	$6,242	$2,347

Significant components of the expense (benefit) for income taxes attributable to loss from continuing operations consist of the following:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Current
Foreign	$1,413	$588	$760
U.S.—Federal	(9,917)	—	—
U.S.—State and other	(59,296)	4,633	3,734

Total current	(67,800)	5,221	4,494
Deferred
Foreign	903	(3,633)	91
U.S.—Federal	28,937	3,889	(1,417)
U.S.—State and other	18,320	765	(821)

Total deferred	48,160	1,021	(2,147)

Income tax expense (benefit)	$(19,640)	$6,242	$2,347

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The reconciliation of the income tax rate computed at the statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent items	(0.6)	1.0	2.5
Release of uncertain tax positions	(33.6)	—	—
Accrual of uncertain tax positions	—	18.0	—
Foreign rate differential	(0.2)	0.1	6.0
State and local taxes	(11.2)	1.2	0.3
Increase in valuation allowance	74.3	20.6	28.4
Tax credits	(6.5)	—	—

Effective tax rate	(12.8)%	5.9%	2.2%

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2015	2014
Tax asset related to
Net operating loss and other carryforwards	$92,726	$56,454
Returns reserve/inventory expense	66,894	61,124
Pension and postretirement benefits	11,185	8,122
Deferred interest (1)	418,624	478,124
Deferred revenue	146,918	75,577
Deferred compensation	20,271	23,084
Other, net	12,761	26,394
Valuation allowance	(668,854)	(550,660)

	100,525	178,219
Tax liability related to
Indefinite-lived intangible assets	(140,470)	(132,658)
Definite-lived intangible assets	(61,526)	(79,147)
Depreciation and amortization expense	(34,651)	(54,201)
Other, net	(148)	(269)

	(236,795)	(266,275)

Net deferred tax liabilities	$(136,270)	$(88,056)

(1)	The Deferred Interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current and prior years. At December 31, 2015 and 2014, we had gross deferred interest deductions totaling $1,073.0 million and $1,230.0 million, respectively. The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j)(1)(B). A full valuation allowance has been provided against deferred tax assets, excluding $4.2 million of foreign deferred tax assets which are expected to be realized, net of deferred tax liabilities, with the exception of deferred tax liabilities resulting from indefinite -lived intangibles.

An error was identified in certain disclosures within the Income Taxes footnote, as contained in our 2014 Annual Report on Form 10-K. This error had no effect on income tax expense or net income. The error also had no effect on the consolidated balance sheet as there is no change to the deferred tax assets or deferred

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

tax liabilities accounts. The correction of the error impacted certain deferred tax components within the Income Taxes footnote. Deferred tax assets related to net operating loss and other carryforwards decreased by approximately $15.1 million and deferred interest increased by approximately $15.1 million, however, net deferred tax assets were unchanged. Management believes the out-of-period correction is not material to any previously issued financial statements. The 2014 amounts in our income tax footnote have been revised.

The net deferred tax liability balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows:

	2015	2014
Non-current deferred tax assets	$3,540	$3,705
Non-current deferred tax liability	(139,810)	(91,761)

	$(136,270)	$(88,056)

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2012	$74,634
Reductions based on tax positions related to the prior year	(1,984)
Additions based on tax positions related to the current year	2,853

Balance at December 31, 2013	$75,503
Reductions based on tax positions related to the prior year	—
Additions based on tax positions related to the current year	3,131

Balance at December 31, 2014	$78,634
Reductions based on tax positions related to the prior year	(62,323)
Additions based on tax positions related to the current year	—

Balance at December 31, 2015	$16,311

The Company expects the amount of unrecognized tax benefit disclosed to be reduced by $0.8 million over the next twelve months.

The Company recognized $62.3 million of uncertain tax benefits (excluding interest and penalties) due to the expiration of the statute of limitations. Approximately $22.9 million was recognized as a component of income tax expense (benefit) and $39.4 million was recognized through the consolidated balance sheet as additional deferred tax assets with a corresponding increase to the valuation allowance.

We are currently open for audit under the statute of limitation for Federal, state and foreign jurisdictions for years 2009 to 2014. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

We report penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. At December 31, 2015 and 2014, we had $0.2 million and $10.9 million, respectively, of accrued interest and penalties in the accompanying consolidated balance sheet. Interest and penalties included in the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $3.5 million and $2.4 million, respectively.

On January 1, 2013, as part of the 2012 Chapter 11 Reorganization, we realized approximately $1.3 billion of cancellation of debt income. We excluded cancellation of debt income of $1.3 billion from taxable

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

income since the Company was insolvent (liabilities greater than the fair value of its assets) by this amount at the time of the exchange. Although we did not need to pay current cash taxes from this transaction, we were required to reduce our tax attributes, such as net operating loss carryovers and tax credit carryovers and our tax basis of our assets to offset the $1.3 billion of taxable income that did not have to be recognized due to insolvency. As a result, our net operating losses and credit carryforwards were reduced on January 1, 2013, and a portion of our tax basis in our assets were reduced at that time.

As of December 31, 2015, we have approximately $127.9 million of Federal tax loss carryforwards, which will expire between 2034 and 2035. The Company has approximately $345.0 million of state tax loss carryforward, which will expire between 2020 and 2035. In addition, we have foreign tax credit carryforwards of $11.5 million, which will expire through 2025. The Company’s Irish net operating losses of $24.6 million are not subject to expiration. The Canadian losses ($4.3 million federal and $4.3 million provincial) will expire between December 31, 2029 and December 31, 2033.

In accordance with IRC Sec. 382, if certain substantial changes in the entity’s ownership occur, there would be an annual limitation on the amount of the carryforward(s) that can be utilized.

The Company’s deferred tax assets in the table above as of December 31, 2015 and December 31, 2014, do not include reductions of $21.6 million and $9.1 million, respectively, related to excess tax benefits from the exercise of employee stock options that are a component of net operating losses as these benefits can only be recognized when the related tax deduction reduces income taxes payable.

Based on our assessment of historical pre-tax losses and the fact that we did not anticipate sufficient future taxable income in the near term to assure utilization of certain deferred tax assets, the Company recorded a valuation allowance at December 31, 2015 and 2014 of $668.9 million and $550.7 million, respectively. We have increased our valuation allowance by $118.2 million and $22.7 million in 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company had $30.8 million and $9.7 million of unrecorded additional paid in capital net operating losses, respectively. All of the Company’s undistributed international earnings are intended to be indefinitely reinvested in operations outside of the United States as of December 31, 2015.

9.	Retirement and Postretirement Benefit Plans

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and are required to recognize actuarial gains and losses and prior service costs and credits in other comprehensive income and subsequently amortize those items in the statement of operations.

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of our plans as of and for the financial statement period ended December 31, 2015 and 2014:

	2015	2014
ABO at end of period	$173,923	$184,510
Change in PBO
PBO at beginning of period	$184,510	$191,519
Foreign defined benefit plan termination	—	(14,934)
Interest cost on PBO	6,719	7,671
Actuarial (gain) loss	(5,477)	13,338
Benefits paid	(11,642)	(13,084)

PBO at end of period	$174,110	$184,510

Change in plan assets
Fair market value at beginning of period	$165,985	$167,114
Foreign defined benefit plan termination	—	(15,152)
Actual return	(3,959)	13,069
Company contribution	—	14,038
Benefits paid	(11,642)	(13,084)

Fair market value at end of period	$150,384	$165,985

Unfunded status	$(23,726)	$(18,525)

Amounts recognized in the consolidated balance sheets at December 31, 2015 and 2014 consist of:

	2015	2014
Noncurrent liabilities	$(23,726)	$(18,525)

Additional year-end information for pension plans with ABO in excess of plan assets at December 31, 2015 and 2014 consist of:

	2015	2014
PBO	$173,923	$184,510
ABO	173,923	184,510
Fair value of plan assets	150,384	165,985

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income at December 31, 2015 and 2014 consist of:

	2015	2014
Net gain (loss)	$(25,997)	$(18,143)

Accumulated other comprehensive income (loss)	$(25,997)	$(18,143)

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at December 31, 2015 and 2014 are:

	2015		2014
Discount rate	4.3	%3.8%
Increase in future compensation	N/A		N/A

Net periodic pension cost includes the following components:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Interest cost on projected benefit obligation	$6,719	$7,671	$7,405
Expected return on plan assets	(9,756)	(10,122)	(10,124)
Amortization of net (gain) loss	330	—	337

Net pension expense	(2,707)	(2,451)	(2,382)
Loss (gain) due to settlement	—	—	167

Net cost (gain) recognized for the period	$(2,707)	$(2,451)	$(2,215)

Significant actuarial assumptions used to determine net periodic pension cost at December 31, 2015, 2014 and 2013 are:

	2015	2014	2013
Discount rate	3.8%	4.6%	3.8%
Increase in future compensation	N/A	N/A	N/A
Expected long-term rate of return on assets	6.3%	7.0%	6.7%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. We regularly review the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 30% with equity managers, 55% with fixed income managers, 5% with real-estate investment trust managers and 10% with hedge fund managers. For 2016, we will use a 6.3% long-term rate of return for the Retirement Plan. We will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

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

The percentage of assets invested in each asset class at December 31, 2015 and 2014 is shown below.

2015	Percentage
in Each
Asset Class	Asset Class
Equity	29.4%
Fixed income	54.8
Real estate investment trust	6.0
Other	9.8

100.0%

2014	Percentage
in Each
Asset Class	Asset Class
Equity	29.7%
Fixed income	55.1
Real estate investment trust	5.1
Other	10.1

100.0%

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Fair Value Measurements

The fair value of our pension plan assets by asset category and by level at December 31 were as follows:

	December 31, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash and cash equivalents	$1,148	$1,148	$—
Equity securities
U.S. equity	26,939	—	26,939
Non U.S. equity	12,206	—	12,206
Emerging markets equity	4,657	—	4,657
Fixed income
Government bonds	17,982	—	17,982
Corporate bonds	44,493	—	44,493
Mortgage-backed securities	8,799	—	8,799
Asset-backed securities	1,866	—	1,866
Commercial mortgage-backed securities	2,115	—	2,115
International fixed income	5,852	—	5,852
Alternatives
Real estate	8,929	—	8,929
Hedge funds	14,629	—	14,629
Other	769	—	769

	$150,384	$1,148	$149,236

	December 31, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)
Cash and cash equivalents	$1,436	$1,436	$—
Equity securities
U.S. equity	28,630	—	28,630
Non U.S. equity	14,844	—	14,844
Emerging markets equity	5,763	—	5,763
Fixed Income
Government bonds	22,430	—	22,430
Corporate bonds	47,774	—	47,774
Mortgage-backed securities	9,742	—	9,742
Asset-backed securities	1,534	—	1,534
Commercial mortgage-backed securities	2,291	—	2,291
International fixed income	6,610	—	6,610
Alternatives
Real estate	8,472	—	8,472
Hedge funds	15,283	—	15,283
Other	1,176	—	1,176

	$165,985	$1,436	$164,549

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We recognize that risk and volatility are present to some degree with all types of investments. However, high levels of risk are minimized through diversification by asset class, by style of each fund.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid.

Fiscal Year Ended	Pension
2016	24,076
2017	17,900
2018	17,560
2019	17,980
2020	9,479
2021—2025	48,378

Expected Contributions

We do not expect to contribute in 2016; however, the actual funding decision will be made after the 2015 valuation is completed.

Postretirement Benefit Plan

We also provide postretirement medical benefits to retired full-time, nonunion employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of our plan as of and for the financial statement periods ended December 31, 2015 and 2014.

	2015	2014
Change in APBO
APBO at beginning of period	$28,537	$26,001
Service cost (benefits earned during the period)	235	179
Interest cost on APBO	1,081	1,361
Employee contributions	377	591
Actuarial (gain) loss	(2,090)	3,611
Benefits paid	(2,573)	(3,206)

APBO at end of period	$25,567	$28,537

Change in plan assets
Fair market value at beginning of period	$—	$—
Company contributions	2,196	2,615
Employee contributions	377	591
Benefits paid	(2,573)	(3,206)

Fair market value at end of period	$—	$—

Unfunded status	$(25,567)	$(28,537)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Amounts for postretirement benefits accrued in the consolidated balance sheets at December 31, 2015 and 2014 consist of:

	2015	2014
Current liabilities	$(1,910)	$(2,037)
Noncurrent liabilities	(23,657)	(26,500)

Net amount recognized	$(25,567)	$(28,537)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income at December 31, 2015 and 2014 consist of:

	2015	2014
Net gain (loss)	$(3,777)	$(6,087)
Prior service cost	3,494	4,876

Accumulated other comprehensive income (loss)	$(283)	$(1,211)

Weighted average actuarial assumptions used to determine APBO at year-end December 31, 2015 and 2014 are:

	2015	2014
Discount rate	4.4%	3.9%
Health care cost trend rate assumed for next year	6.9%	6.9%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2027

Net periodic postretirement benefit cost included the following components:

	2015	2014	2013
Service cost	$205	$179	$222
Interest cost on APBO	1,081	1,183	1,095
Amortization of unrecognized prior service cost	(1,381)	(1,381)	(1,381)
Amortization of net (gain) loss	220	—	309

Net periodic postretirement benefit expense	$125	$(19)	$245

Significant actuarial assumptions used to determine postretirement benefit cost at December 31, 2015, 2014 and 2013 are:

	2015	2014	2013
Discount rate	3.9%	4.7%	3.8%
Health care cost trend rate assumed for next year	6.9%	7.1%	7.4%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027	2027

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2015 and 2014 for the postretirement medical plan:

	2015	2014
One-percentage-point increase
Effect on total of service and interest cost components	$10	$12
Effect on postretirement benefit obligation	202	246
One-percentage-point decrease
Effect on total of service and interest cost components	(9)	(11)
Effect on postretirement benefit obligation	(184)	(223)

The following table presents the change in other comprehensive income for the year ended December 31, 2015 related to our pension and postretirement obligations.

	Pension Plans	Postretirement Benefit Plan	Total
Sources of change in accumulated other comprehensive loss
Net loss arising during the period	$(8,359)	$2,089	$(6,270)
Amortization of prior service credit	—	(1,381)	(1,381)
Amortization of net (gain) loss	331	220	551

Total accumulated other comprehensive loss recognized during the period	$(8,028)	$928	$(7,100)

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) over the next fiscal year.

	Total Pension Plans	Total Postretirement Plan
Prior service credit (cost)	$—	$1,339
Net gain (loss)	(50)	(86)

	$(50)	$1,253

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year Ended	Postretirement Plan
2016	1,910
2017	1,878
2018	1,813
2019	1,806
2020	1,784
2021-2025	8,484

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Expected Contribution

We expect to contribute approximately $1.9 million in 2016.

Defined Contribution Retirement Plan

We maintain a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of our eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. We provide a matching contribution in amounts up to 3.0% of employee contributions. The 401(k) contribution expense amounted to $6.9 million, $5.7 million and $5.4 million for the years ended December 31, 2015, December 31, 2014 and 2013, respectively. We did not make any additional discretionary contributions in 2015, 2014 and 2013.

10.	Stock-Based Compensation

Total compensation expense related to grants of stock options, restricted stock, restricted stock units, and purchases under the employee stock purchase plan recorded in the years ended December 31, 2015, 2014 and 2013 was approximately $12.5 million, $11.4 million and $9.5 million, respectively, and is included in selling and administrative expense.

2015 Omnibus Incentive Plan

Our Board of Directors adopted the 2015 Omnibus Incentive Plan (“Plan”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The Plan provides to grant up to an aggregate of 4,000,000 million shares of our common stock plus 2,615,476 million shares of our common stock that were reserved for issuance under the 2012 Management Incentive Plan (“2012 MIP”) as of May 19, 2015 but were not issuable pursuant to any outstanding awards. There were 10,604,071 million additional shares underlying outstanding awards under the 2012 MIP as of May 19, 2015 that could have otherwise become available again for grants under the 2012 MIP in the future (by potential forfeiture, withholding or otherwise) which will instead become reserved for issuance under the Plan in the event such shares become available for future grants.

Our Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options or cash, stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, other stock-based awards or any combination of the foregoing. Certain employees, directors, officers, consultants or advisors who have been selected by the Compensation Committee and who enter into an award agreement with respect to an award granted to them under the Plan are eligible for awards under the 2015 Omnibus Incentive Plan. The stock option awards will be granted at a strike price equal to or greater than the fair value per share of common stock as of the date of grant. The stock related to award forfeitures and stock withheld to cover tax withholding requirements upon vesting of restricted stock units remains outstanding and may be reallocated to new recipients. The purpose of the Plan is to help us attract and retain key personnel by providing them the opportunity to acquire an equity interest in our Company.

As of May 19, 2015, there were 6,615,476 shares authorized and available for issuance under the Plan plus any amount that could have otherwise become available again for grants under the 2012 MIP in the future by forfeiture, withholding or otherwise. As of December 31, 2015, there were 6,801,772 shares of common stock underlying awards reserved for future issuance under the Plan. The vesting terms for equity awards generally range from 1 to 4 years over equal annual installments and generally expire seven years after the date of grant.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Stock Options

The following table summarizes option activity for employees in our stock options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2013	12,542,118	$12.74
Granted	943,600	19.86
Exercised	(1,876,566)	12.65
Forfeited	(641,000)	13.31

Balance at December 31, 2014	10,968,152	$13.33

Granted	275,000	21.55
Exercised	(2,916,839)	12.67
Forfeited	(548,500)	16.80

Balance at December 31, 2015	7,777,813	$13.62

Options Exercisable at December 31, 2015	4,496,637	$12.94

As of December 31, 2015, the range of exercise prices is $12.50 to $22.80 with a weighted average remaining contractual life of 4.0 years. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option as of the balance sheet date. The intrinsic value of options outstanding and exercisable was approximately $63.6 million and $39.8 million, respectively, at December 31, 2015, and approximately $81.0 million and $35.1 million, respectively, at December 31, 2014.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Expected term (years) (a)	4.75	4.75	4.75
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility (b)	20.52%-23.50%	20.40%-22.63%	21.42%-24.55%
Risk-free interest rate (c)	1.53%-1.72%	1.49%-1.82%	0.75%-1.71%

(a)	The expected term is the number of years that we estimate that options will be outstanding prior to exercise. We have used the simplified method for estimating the expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term.
(b)	We have estimated volatility for options granted based on the historical volatility for a group of companies (including our own) believed to be a representative peer group, and were selected based on industry and market capitalization.
(c)	The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We estimate forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rates based on historical forfeiture data.

As of December 31, 2015, there remained approximately $6.7 million of unearned compensation expense related to unvested stock options to be recognized over a weighted average term of 1.4 years.

The weighted average grant date fair value was $4.82, $4.18 and $2.82 for options granted in 2015, 2014 and 2013, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock activity for grants to certain employees and independent members of the board of directors in our restricted stock and restricted stock units:

	Restricted Stock		Restricted Stock Units
	Numbers of Units	Weighted Average Grant Date Fair Value	Numbers of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	—	$—	221,802	$14.11
Granted	—	—	86,239	18.82
Vested	—	—	(135,136)	13.12
Forfeited	—	—	(1,040)	19.24

Balance at December 31, 2014	—	—	171,865	17.22
Granted	542,882	20.10	208,730	21.02
Vested	—	—	(94,453)	17.22
Forfeited	(24,676)	20.10	(10,746)	21.66

Balance at December 31, 2015	518,206	$20.10	275,396	$19.93

As of December 31, 2015, there remained approximately $4.5 million and $3.0 million of unearned compensation expense related to unvested restricted stock and restricted stock units, respectively, to be recognized over a weighted average term of 2.2 and 1.7 years, respectively.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for up to an aggregate of 1.3 million shares of our common stock may be made available for sale under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. The first offering period under the ESPP ended on December 31, 2015. As of December 31, 2015, there were approximately 1.2 million shares available for future issuance under the ESPP.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Information related to shares issued or to be issued in connection with the ESPP based on employee contributions and the range of purchase prices is as follows:

December 31, 2015
Shares to be issued	59,714
Purchase price	$18.51

We record stock-based compensation expense related to the discount provided to participants. Also, we use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $0.3 million in expense associated with our ESPP for the year ended December 31, 2015.

Warrants

Following our emergence from Chapter 11 on June 22, 2012 and in accordance with the plan of reorganization, after giving effect of the 2-for-1 stock split, there were 7,368,422 shares of common stock reserved for issuance upon exercise of warrants under the 2012 MIP. Each existing common stockholder prior to bankruptcy received its pro rata share of warrants to purchase 5% of the common stock of the Company, subject to dilution for equity awards issued in connection with the 2012 MIP. The warrants have a term of seven years. As of December 31, 2015, there were warrants outstanding for the purchase of 7,297,909 shares of common stock at a strike price of $21.14.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014:

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$175,465	$175,465	$—	(a)
U.S. treasury securities	8,994	8,994	—	(a)
U.S. agency securities	189,152	—	189,152	(a)

	$373,611	$184,459	$189,152

Financial liabilities
Foreign exchange derivatives	$340	$—	$340	(a)
Interest rate derivatives	3,641	—	3,641	(a)

	$3,981	$—	$3,981

	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$438,907	$438,907	$—	(a)
U.S. treasury securities	93,004	93,004	—	(a)
U.S. agency securities	194,028	—	194,028	(a)

	$725,939	$531,911	$194,028

Financial liabilities
Foreign exchange derivatives	$1,370	$—	$1,370	(a)

	$1,370	$—	$1,370

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within level 2 of the fair value hierarchy because they are valued using other than

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

quoted prices in active markets. In addition to $175.5 million and $438.9 million invested in money market funds as of December 31, 2015 and 2014, respectively, we had $58.8 million and $17.7 million of cash invested in bank accounts as of December 31, 2015 and 2014, respectively.

Our foreign exchange derivatives consist of forward and option contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward and option contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward and option contracts was $17.5 million and $18.7 million at December 31, 2015 and 2014, respectively. Our foreign exchange forward and option contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2015 and 2014, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

Our nonfinancial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. There were no non-financial assets that were required to be measured at fair value during 2015.

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis 2014:

	2014	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Investment in preferred stock	$—	$—	$1,279	(b)
Other intangible assets	3,800	3,800	400	(a)(c)

	$3,800	$3,800	$1,679

We review software and platform development costs, included within property, plant, and equipment, for impairment. There was no impairment of software and platform developments costs for the years ended December 31, 2015 and 2014.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. There was no impairment of pre-publication costs for the years ended December 31, 2015 and 2014.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the years ended December 31, 2015 and 2014.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

year ended December 31, 2015. There was a $0.4 million impairment recorded for the year ended December 31, 2014, relating to two specific tradename intangible assets. The fair value of goodwill and other intangible assets are estimates, which are inherently subject to significant uncertainties, and actual results could vary significantly from these estimates.

The fair value of an acquisition-related contingent consideration liability is affected most significantly by changes in the estimated probabilities of the contingencies being achieved.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for 2014:

Level 3 Inputs Liabilities
Balance at December 31, 2013	$1,881
Change in fair value of contingent consideration liability, included in selling and administrative expenses	(2,000)
Change in fair value of contingent consideration liability, included in interest expense	119

Balance at December 31, 2014	$—

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at December 31, 2015 and December 31, 2014. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$792,389	$770,130	$243,125	$242,517

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy at December 31, 2015 and 2014. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Lease Obligations

We have operating leases for various real property, office facilities, and warehouse equipment that expire at various dates through 2020 and thereafter. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

Operating Leases
2016	$43,516
2017	36,364
2018	33,753
2019	30,929
2020	19,442
Thereafter	211,842

Total minimum lease payments	$375,846

Total future minimal rentals under subleases	$15,362

For the years ended December 31, 2015, 2014 and 2013 rent expense, net of sublease income, was $26.3 million, $26.8 million and $33.9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the rent expense included a $0.4 million, $2.3 million and $2.2 million charge as additional real estate was vacated.

Contingencies

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $9.4 million and $11.3 million of performance related surety bonds for our operating activities as of December 31, 2015 and 2014, respectively. An aggregate of $31.9 million and $20.2 million of letters of credit existed each year at December 31, 2015 and 2014 of which $2.5 million and $2.4 million backed the aforementioned performance related surety bonds each year in 2015 and 2014, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of December 31, 2015 and December 31, 2014.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

13.	Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net change in pension and benefit plan liability	$(31,298)	$(24,198)	$(10,818)
Foreign currency translation adjustments	(4,642)	(2,502)	(2,473)
Unrealized gain on short-term investments	(147)	(89)	—
Net change in unrealized loss on derivative instruments	(3,641)	—	—

	$(39,728)	$(26,789)	$(13,291)

Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 relating to the amortization of defined benefit pension and postretirement benefit plans totaled approximately $1.2 million, $0.8 million and $1.4 million, respectively, and affected the selling and administrative line item in the consolidated statement of operations. These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in open market, including under a trading plan, or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

Year Ended December 31, 2015
Cost of repurchases	$463,013
Shares repurchased	21,591,446
Average cost per share	$21.44

As of December 31, 2015, there was approximately $537.0 million available for share repurchases under this authorization.

In connection with the Company’s stock repurchase program, during the year ended December 31, 2015, the Company repurchased shares of its common stock from certain of its stockholders who (through affiliates of such stockholders) each beneficially owned more than 5% of the Company’s common stock at certain points during the nine months ended September 30, 2015. On May 20, 2015, the Company repurchased an aggregate of 6,521,739 shares from affiliates of Paulson & Co. Inc. (“Paulson”), for an aggregate purchase

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

price of approximately $150.0 million. On June 30, 2015, the Company repurchased an aggregate of 1,306,977 shares from affiliates of Anchorage Capital Group, L.L.C., for an aggregate purchase price of approximately $33.5 million. On September 11, 2015, the Company repurchased an aggregate of 439,560 shares from affiliates of Paulson, for an aggregate purchase price of approximately $10.0 million. The purchase prices for these shares were based on negotiated fair values which approximated either the closing prices of the shares or a modest discount to the closing price. The purchase prices from these share repurchases are included within repurchases of common stock under cash flows from financing activities in the accompanying consolidated statements of cash flows for the year ended December 31, 2015 and within treasury stock under stockholders’ equity in the accompanying consolidated balance sheets as of December 31, 2015.

14.	Related Party Transactions

A company controlled by an immediate family member of our Chief Executive Officer performed web-design services for the Company in 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, we were billed $0.1 million, $0.4 million and $0.1 million, respectively, for those services.

Pursuant to the terms of the Investor Rights Agreement, we paid approximately $10.5 million in underwriting fees and commissions and other offering expenses on behalf of Paulson for a secondary public offering of 12,161,595 shares of our common stock sold by affiliates of Paulson on May 20, 2015, which is included in the selling and administrative line item in our statement of operations for the year ended December 31, 2015. Prior to giving effect to the sale of the common stock in such offering, Paulson was the beneficial owner of more than 15% of our outstanding common stock.

For a description of the repurchases of common stock from certain stockholders, and the effects of these repurchases on our financial statements, refer to Note 13, “Stockholders’ Equity—Stock Repurchase Program.”

15.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Numerator
Net loss attributable to common stockholders	$(133,869)	$(111,491)	$(111,186)

Denominator
Weighted average shares outstanding
Basic	136,760,107	140,594,689	139,928,650
Diluted	136,760,107	140,594,689	139,928,650
Net loss per share attributable to common stockholders
Basic	$(0.98)	$(0.79)	$(0.79)
Diluted	$(0.98)	$(0.79)	$(0.79)

As we incurred a net loss in each of the periods presented above, all outstanding stock options, restricted stock, restricted stock units, and warrants for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Stock options	7,637,005	10,341,948	10,921,049
Restricted stock and restricted stock units	537,266	153,314	166,928
Warrants	7,326,884	—	—

16.	Segment Reporting

As of December 31, 2015, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

(in thousands)	Year Ended December 31,
	Education	Trade Publishing	Corporate/ Other	Total
2015
Net sales	$1,251,122	$164,937	$—	$1,416,059
Segment adjusted EBITDA	269,386	7,703	(42,110)	234,979
2014
Net sales	$1,209,142	$163,174	$—	$1,372,316
Segment adjusted EBITDA	298,483	12,675	(45,775)	265,383
2013
Net sales	$1,207,908	$170,704	$—	$1,378,612
Segment adjusted EBITDA	343,183	24,448	(42,613)	325,018

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Years Ended December 31,
	2015	2014	2013
Total Segment Adjusted EBITDA	$234,979	$265,383	$325,018
Interest expense	(32,045)	(18,245)	(21,344)
Depreciation expense	(72,639)	(72,290)	(61,705)
Amortization expense	(223,551)	(247,487)	(280,271)
Non-cash charges—stock-based compensation expense	(12,452)	(11,376)	(9,524)
Non-cash charges—loss on derivative instruments	(2,362)	(1,593)	(252)
Asset impairment charges	—	(1,679)	(9,000)
Purchase accounting adjustments	(7,487)	(3,661)	(11,460)
Fees, expenses or charges for equity offerings, debt or acquisitions	(25,562)	(4,424)	(23,540)
Debt extinguishment loss	(3,051)	—	(598)
Restructuring	(4,572)	(2,577)	(3,123)
Severance, separation costs and facility closures	(4,767)	(7,300)	(13,040)

Loss from continuing operations before taxes	(153,509)	(105,249)	(108,839)
Provision (benefit) for income taxes	(19,640)	6,242	2,347

Net loss	$(133,869)	$(111,491)	$(111,186)

Segment information as of December 31, 2015 and 2014 is as follows:

(in thousands)
	2015	2014
Total assets—Education segment	$2,447,042	$2,003,683
Total assets—Trade Publishing segment	202,411	218,530
Total assets—Corporate and Other	487,603	768,435

	$3,137,056	$2,990,648

Schedule of long-lived assets as of December 31, 2015 and 2014 is as follows:

The following represents long-lived assets outside of the United States, which are substantially in Ireland. All other long-lived assets are located in the United States.

(in thousands)	2015	2014
Long-lived assets - International	$1,643	$4,239

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following is a schedule of net sales by geographic region:

(in thousands)
Year Ended December 31, 2015
Net sales—U.S.	$1,337,897
Net sales—International	78,162

Total net sales	$1,416,059

Year Ended December 31, 2014
Net sales—U.S.	$1,291,199
Net sales—International	81,117

Total net sales	$1,372,316

Year Ended December 31, 2013
Net sales—U.S.	$1,296,563
Net sales—International	82,049

Total net sales	$1,378,612

17.	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Charges to Revenues or Expenses and Additions	Utilization of Allowances	Balance at End of Year
2015
Allowance for doubtful accounts	$5,625	$4,109	$(1,275)	$8,459
Reserve for returns	22,159	67,764	(65,636)	24,288
Reserve for royalty advances	55,000	15,240	(226)	70,014
Deferred tax valuation allowance	550,660	121,059	(2,865)	668,854

2014
Allowance for doubtful accounts	$5,084	$3,274	$(2,733)	$5,625
Reserve for returns	35,548	53,877	(67,266)	22,159
Reserve for royalty advances	41,248	13,829	(77)	55,000
Deferred tax valuation allowance	527,960	25,947	(3,247)	550,660

2013
Allowance for doubtful accounts	$10,543	$2,261	$(7,720)	$5,084
Reserve for returns	25,784	58,290	(48,526)	35,548
Reserve for royalty advances	26,194	16,949	(1,895)	41,248
Deferred tax valuation allowance	512,234	15,726	—	527,960

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

18.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015:
Net sales	$162,669	$379,883	$575,507	$298,000
Gross profit	16,494	164,750	303,220	107,414
Operating income (loss)	(130,790)	(11,183)	102,559	(76,637)
Net income (loss)	(159,940)	(7,743)	131,081	(97,267)
2014:
Net sales	$153,933	$401,890	$551,008	$265,485
Gross profit	1,560	178,255	287,102	81,356
Operating income (loss)	(140,152)	18,324	116,151	(79,734)
Net income (loss)	(146,335)	11,548	107,030	(83,734)

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

During the first quarter of 2014, we recorded an out-of-period correction of approximately $1.1 million reducing net sales and increasing deferred revenue that should have been deferred previously. In addition, during the first quarter of 2014, we recorded approximately $3.5 million of incremental expense, primarily commissions, related to the prior year. These out-of-period corrections had no impact on our debt covenant compliance. Management believes these out-of-period corrections are not material to the 2014 financial statements or any previously issued financial statements. Additionally, we revised previously reported balance sheet amounts to severance and other charges of $7.3 million, which has been reclassified as long-term, and to current deferred revenue of $5.2 million, which has also been reclassified as long-term. The revision was not material to the reported consolidated balance sheet for any previously filed periods.

During the fourth quarter of 2013, we recorded an out-of-period correction of approximately $5.7 million of additional net sales that was deferred and should have been recognized previously in 2011 ($4.5 million), 2012 ($0.9 million), and the first nine months of 2013 ($0.3 million). In addition, during 2013, we recorded approximately $2.6 million of incremental expense related to prior years. These out-of-period corrections had no impact on cash or debt covenants compliance. Management believes these out-of-period corrections are not material to the 2013 financial statements or any previously issued financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the guidelines established by the SEC for newly acquired businesses, management has excluded the Educational Technology and Services (EdTech)

business, which the Company acquired on May 29, 2015, from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The total assets of $167.2 million and the total revenues of $142.2 million associated with the EdTech business are included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015.

Based on our assessment and the aforementioned criteria (and subject to the aforementioned exclusion), management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In accordance with the provisions of the Company’s annual bonus plan for the 2015 fiscal year (the “Plan”), our executive officers, including our named executive officers for the 2014 fiscal year, were eligible to receive bonuses based (i) 90% on the achievement of pre-established financial objectives and (ii) 10% on the achievement of pre-established individual objectives. The pre-established financial objectives for our named executive officers were comprised of adjusted post plate cash EBITDA (representing 45%), Company billings (representing 32.5%) and consumer billings (representing 12.5%). A threshold minimum performance of 90% of the target for a pre-established financial objective must be met for the portion of a named executive officer’s bonus to be funded with respect to such component. The Company also established an additional minimum performance threshold with respect to adjusted post plate cash EBITDA for purposes of tax deductibility under Internal Revenue Code Section 162(m). The Company’s actual performance achieved 99% of the consumer billings target, resulting in a payout factor of 96.1% for this component of the Plan. The Company’s actual performance with respect to the adjusted post plate cash EBITDA and Company billings components of the Plan was below minimum threshold levels, resulting in a payout factor of 0% for these components of the Plan. The Company’s actual performance with respect to the financial objective established for 162(m) purposes was also below the minimum threshold level therefor. However, with respect to the portion of bonuses payable under the Plan based on the Company’s achievement of pre-established financial objectives, the Compensation Committee of the Company’s Board of Directors determined to payout bonuses under the Plan to our named executive officers based on the Company’s actual performance measured against the consumer billing target under the Plan in accordance with the terms thereof, and consistent with the Company’s pay for performance philosophy, no portion of the bonuses payable to our named executive officers would be made with respect to the Company’s actual performance measured against the adjusted post plate cash EBITDA and Company billings components of the Plan. Accordingly, with respect to only that portion of bonuses payable under the Plan based on the Company’s achievement of pre-established financial objectives for the 2015 fiscal year, Ms. Zecher, Mr. Shuman, Mr. Ramsayer, Mr. Colangelo and Ms. Paradise will receive $140,375, $69,061, $51,045, $39,035 and $39,035, respectively (for purposes of clarity, such amounts do not include that portion of bonuses funded separately under the Plan based on named executive officer achievement of pre-established individual objectives, which will be disclosed in the ordinary course in the Company’s proxy statement for fiscal year 2015).

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item shall be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report by reference.

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

Item 11. Executive Compensation

The information required by this Item shall be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item shall be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item shall be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item shall be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Prepackaged Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, Houghton Mifflin Holding Company, Inc., Houghton Mifflin, LLC, Houghton Mifflin Finance, Inc., Houghton Mifflin Holdings, Inc., HM Publishing Corp., Riverdeep Inc., A Limited Liability Company, Broderbund LLC, RVDP, Inc., HRW Distributors, Inc., Greenwood Publishing Group, Inc., Classroom Connect, Inc., Achieve! Data Solutions, LLC, Steck-Vaughn Publishing LLC, HMH Supplemental Publishers Inc., HMH Holdings (Delaware), Inc., Sentry Realty Corporation, Houghton Mifflin Company International, Inc., The Riverside Publishing Company, Classwell Learning Group Inc., Cognitive Concepts, Inc., Edusoft And Advanced Learning Centers, Inc. (incorporated herein by reference to Exhibit No. 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

2.2	Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 24, 2015 (File No. 001-36166)). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed November 19, 2013 (File No. 001-36166)).

4.1	Investor Rights Agreement, dated as of June 22, 2012, by and among HMH Holdings (Delaware), Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit No. 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

4.3	Form of Warrant Certificate (incorporated herein by reference to Exhibit No. 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

4.4	Warrant Agreement, dated as of June 22, 2012, among HMH Holdings (Delaware), Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

10.1†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan (incorporated herein by reference to Exhibit No. 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.2†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Stock Option Award Notice (incorporated herein by reference to Exhibit No. 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.3†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.4†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Non-Employee Grantee Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.5†	HMH Holdings (Delaware), Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit No. 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.6†	Employment Agreement, effective as of August 1, 2013, by and between HMH Holdings (Delaware), Inc. and Linda K. Zecher (incorporated herein by reference to Exhibit No. 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.7†	Employment Agreement, effective as of August 1, 2013, by and between HMH Holdings (Delaware), Inc. and Eric L. Shuman (incorporated herein by reference to Exhibit No. 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.8†	John Dragoon Offer Letter dated March 27, 2012 (incorporated herein by reference to Exhibit No. 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.9†	William Bayers Offer Letter dated April 10, 2007, as amended on May 14, 2009 (incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.11†	Form of Director Compensation Letter (incorporated herein by reference to Exhibit No. 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.12†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit No. 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.13	Superpriority Senior Secured Debtor-in-Possession and Exit Term Loan Credit Agreement, dated as of May 22, 2012 by and among HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.14	First Amendment to DIP/Exit Term Loan Credit Agreement, dated as of June 11, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.15	Letter Waiver and Amendment No. 2 to Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors thereto, and Citibank, N.A. as a lender (incorporated herein by reference to Exhibit No. 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.16	Term Facility Guarantee and Collateral Agreement, dated as of May 22, 2012, by and among the Company and HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiaries of HMH Holdings (Delaware), Inc. from time to time party thereto, and Citibank, N.A. as Collateral Agent. (incorporated herein by reference to Exhibit No. 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.17	Amendment No. 3 to Superpriority Senior Secured Debtor-in-Possession and Exit Term Loan Credit Agreement, and Amendment No. 1 to Term Facility Guarantee and Collateral Agreement, dated as of May 24, 2013, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.18	Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.19	First Amendment to DIP/Exit Revolving Loan Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.20	Second Amendment to DIP/Exit Revolving Loan Credit Agreement, dated as of June 20, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit No. 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

Exhibit No.	Description

10.21	Revolving Facility Guarantee and Collateral Agreement, dated as of May 22, 2012, by and among HMH Holdings (Delaware), Inc., Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiaries of HMH Holdings (Delaware), Inc. from time to time party thereto, and Citibank, N.A. as Collateral Agent (incorporated herein by reference to Exhibit No. 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.22	Term Loan/Revolving Facility Lien Subordination and Intercreditor Agreement, dated as of May 22, 2012, by and among Citibank, N.A., as Revolving Facility Agent, and Citibank, N.A., as Term Facility Agent, HMH Holdings (Delaware), Inc. as Holdings, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company as Borrowers, and the subsidiary guarantors named therein (incorporated herein by reference to Exhibit No. 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.23	Amendment No. 4 to the Superpriority Senior Secured Debtor-In-Possession and Exit Term Loan Credit Agreement, dated as of January 15, 2014, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as Subsidiary Guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed January 16, 2014 (File No. 001-36166)).

10.24†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.25†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and Eric Shuman (incorporated herein by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.26†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and William F. Bayers (incorporated herein by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.27†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Restricted Stock Unit Award Notice, dated January 31, 2014, by and between Houghton Mifflin Harcourt Company and John Dragoon (incorporated herein by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed February 6, 2014 (File No. 001-36166)).

10.28†	Mary Cullinane Offer Letter dated October 21, 2011 (incorporated herein by reference to Exhibit No. 10.28 to the Company’s Annual Report on Form 10-K, filed March 27, 2014 (File No. 001-36166)).

10.29†	Lee R. Ramsayer Offer Letter dated January 25, 2012 (incorporated herein by reference to Exhibit No. 10.29 to the Company’s Annual Report on Form 10-K, filed March 27, 2014 (File No. 001-36166)).

10.30†	Brook M. Colangelo Offer Letter dated November 2, 2012 (incorporated herein by reference to Exhibit No. 10.30 to the Company’s Annual Report on Form 10-K, filed March 27, 2014 (File No. 001-36166)).

Exhibit No.	Description

10.31†	Houghton Mifflin Harcourt Severance Plan, dated September 5, 2014 (incorporated herein by reference to Exhibit No. 10.01 to the Company’s Quarterly Report on Form 10-Q, filed November 6, 2014 (File No. 001-36166)).

10.32†	Bridgett P. Paradise Offer Letter dated June 11, 2014.

10.33†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Performance-Based Restricted Stock Award Notice

10.34†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Performance-Based Restricted Stock Unit Award Notice

10.35†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Time-Based Restricted Stock Award Notice

10.36†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Time-Based Restricted Stock Unit Award Notice

10.37	Third Amendment, dated as of April 23, 2015, to the Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 24, 2015 (File No. 001-36166)).

10.38	Fourth Amendment, dated as of May 19, 2015, to the Superpriority Senior Secured Debtor-in-Possession and Exit Revolving Loan Credit Agreement, dated as of May 22, 2012, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, and Houghton Mifflin Harcourt Publishing Company, the subsidiary guarantors and lenders party thereto, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 20, 2015 (File No. 001-36166)).

10.39	Amended and Restated Term Loan Credit Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2015 (File No. 001-36166)).

10.40	Amended and Restated Term Facility Guarantee and Collateral Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 29, 2015 (File No. 001-36166)).

10.41†	Houghton Mifflin Harcourt Company Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.42†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

Exhibit No.	Description

10.43†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Employees) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.44†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Performance-Based Restricted Stock Unit Award Notice (Employees) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.45†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Directors) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2015 (File No. 001-36166)).

10.46†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Stock Option Award Notice (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2015 (File No. 001-36166)).

10.47	Amended and Restated Revolving Credit Agreement, dated as of July 22, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2015 (File No. 001-36166)).

10.48	Amended and Restated Revolving Facility Guarantee and Collateral Agreement, dated as of July 23, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 22, 2015 (File No. 001-36166)).

10.49†	Houghton Mifflin Harcourt Publishing Company ELT Severance Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2015 (File No. 001-36166)).

10.50*†	Houghton Mifflin Harcourt Company Non-Employee Director Deferred Compensation Plan.

10.51*†	Houghton Mifflin Harcourt Company Form of Restricted Stock Unit Award Notice (with Deferral Feature – Directors).

10.52*†	Houghton Mifflin Harcourt Company Form of Performance-Based Restricted Stock Unit Award Notice (TSR/Billings – Employees).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

By:	/s/ Linda K. Zecher
Linda K. Zecher
President, Chief Executive Officer
(On behalf of the registrant)

February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda K. Zecher Linda K. Zecher	President, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2016

/s/ Eric L. Shuman Eric L. Shuman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ Michael J. Dolan Michael J. Dolan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2016

/s/ Lawrence K. Fish Lawrence K. Fish	Chairman of the Board of Directors	February 25, 2016

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	February 25, 2016

/s/ Jill A. Greenthal Jill A. Greenthal	Director	February 25, 2016

/s/ John F. Killian John F. Killian	Director	February 25, 2016

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director	February 25, 2016

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 25, 2016