Form 10-Q
period 2016-03-31
Houghton Mifflin Harcourt Co
filed 2016-05-04
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock, par value $0.01 per share, outstanding as of April 29, 2016 was 123,187,951.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate, the impact of acquisitions and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; industry cycles and trends; the rate and state of technological change; changes in product distribution channels and concentration of retailer power; changes in our competitive environment; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems; dependence on a small number of print and paper vendors; third-party software and technology development; our ability to identify, complete, or achieve the expected benefits of, acquisitions; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$168,883	$234,257
Short-term investments	67,525	198,146
Accounts receivable, net of allowance for bad debts and book returns of $29.1 million and $32.7 million, respectively	183,390	256,099
Inventories	222,066	171,446
Prepaid expenses and other assets	25,385	22,877

Total current assets	667,249	882,825
Property, plant, and equipment, net	160,378	149,680
Pre-publication costs, net	323,418	321,931
Royalty advances to authors, net	44,958	44,736
Goodwill	783,073	783,073
Other intangible assets, net	888,986	912,955
Deferred income taxes	3,540	3,540
Other assets	22,899	23,210

Total assets	$2,894,501	$3,121,950

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	101,018	94,483
Royalties payable	60,472	85,766
Salaries, wages, and commissions payable	27,625	45,340
Deferred revenue	211,864	231,172
Interest payable	106	106
Severance and other charges	4,724	4,894
Accrued postretirement benefits	1,910	1,910
Other liabilities	38,043	34,937

Total current liabilities	453,762	506,608
Long-term debt, net of discount and issuance costs	768,147	769,283
Long-term deferred revenue	421,952	440,625
Accrued pension benefits	22,738	23,726
Accrued postretirement benefits	23,071	23,657
Deferred income taxes	173,108	139,810
Other liabilities	25,235	19,920

Total liabilities	1,888,013	1,923,629

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 146,202,953 and 145,613,978 shares issued at March 31, 2016 and December 31, 2015, respectively; 123,008,567 and 123,940,510 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1,462	1,456
Treasury stock, 23,194,386 and 21,673,468 shares as of March 31, 2016 and December 31, 2015, respectively, at cost (related parties of $(193,493) in 2016 and 2015)	(494,011)	(463,013)
Capital in excess of par value	4,843,616	4,833,388
Accumulated deficit	(3,298,930)	(3,133,782)
Accumulated other comprehensive loss	(45,649)	(39,728)

Total stockholders’ equity	1,006,488	1,198,321

Total liabilities and stockholders’ equity	$2,894,501	$3,121,950

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

(in thousands of dollars, except share and per share data)	Three Months Ended March 31,
	2016	2015
Net sales	$205,816	$162,669
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	105,518	96,569
Publishing rights amortization	17,793	23,143
Pre-publication amortization	28,281	26,463

Cost of sales	151,592	146,175
Selling and administrative	168,675	143,009
Other intangible asset amortization	6,176	3,218
Severance and other charges	1,577	1,057

Operating loss	(122,204)	(130,790)

Other income (expense)
Interest expense, net	(9,333)	(5,954)
Change in fair value of derivative instruments	784	(2,220)

Loss before taxes	(130,753)	(138,964)
Income tax expense	34,395	20,976

Net loss	$(165,148)	$(159,940)

Net loss per share attributable to common stockholders
Basic	$(1.34)	$(1.12)

Diluted	$(1.34)	$(1.12)

Weighted average shares outstanding
Basic	122,897,601	142,364,327

Diluted	122,897,601	142,364,327

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Net loss	$(165,148)	$(159,940)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	47	(1,009)
Unrealized loss on short-term investments, net of tax	60	—
Net change in unrealized loss on derivative financial instruments, net of tax	(6,028)	—

Other comprehensive income (loss), net of taxes	(5,921)	(1,009)

Comprehensive loss	$(171,069)	$(160,949)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Cash flows from operating activities
Net loss	$(165,148)	$(159,940)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	70,594	71,234
Amortization of debt discount and deferred financing costs	1,046	3,209
Deferred income taxes	33,298	14,469
Stock-based compensation expense	3,003	3,095
Change in fair value of derivative instruments	(784)	2,220
Changes in operating assets and liabilities
Accounts receivable	72,709	58,866
Inventories	(50,620)	(29,484)
Other assets	(3,090)	(349)
Accounts payable and accrued expenses	(12,744)	(21,670)
Royalties, net	(25,516)	(24,875)
Deferred revenue	(37,981)	(14,743)
Interest payable	—	(7)
Severance and other charges	(469)	(1,116)
Accrued pension and postretirement benefits	(1,574)	(1,355)
Other liabilities	4,526	7,515

Net cash used in operating activities	(112,750)	(92,931)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	130,339	286,732
Additions to pre-publication costs	(32,784)	(18,229)
Additions to property, plant, and equipment	(24,837)	(14,115)

Net cash provided by investing activities	72,718	254,388

Cash flows from financing activities
Payments of long-term debt	(2,000)	(64,176)
Repurchases of common stock	(30,998)	—
Tax withholding payments related to net share settlements of restricted stock units	(1,039)	(124)
Proceeds from stock option exercises	7,582	8,299
Issuance of common stock under employee stock purchase plan	1,113	—

Net cash used in financing activities	(25,342)	(56,001)

Net (decrease) increase in cash and cash equivalents	(65,374)	105,456
Cash and cash equivalent at the beginning of the period	234,257	456,581

Cash and cash equivalent at the end of the period	$168,883	$562,037

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non-cash)	$11,571	$9,798
Property, plant, and equipment included in accounts payable (non-cash)	10,779	3,396
Property, plant, and equipment acquired under capital leases (non-cash)	785	2,980

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”), is a global learning company, specializing in education solutions across a variety of media, delivering content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are the leading provider of kindergarten through 12th grade (“K-12”) educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade, general interest, young readers and reference material include adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of March 31, 2016 and December 31, 2015 and the three month periods ended March 31, 2016 and March 31, 2015.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2016 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. The SEC later clarified guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the new accounting guidance. The new guidance is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted this standard during the first quarter of 2016, which resulted in approximately $14.4 million and $15.1 million of issuance costs being reclassified from other assets to long term debt, net of discount and issuance costs as of March 31, 2016 and December 31, 2015, respectively.

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

	Unaudited
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net sales	$205,816	$197,961
Net loss	(165,148)	(176,451)

5.	Inventories

Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Finished goods	$210,300	$166,904
Raw materials	11,766	4,542

Inventory	$222,066	$171,446

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073
Trademarks and tradenames: indefinite-lived	439,605	—	439,605	439,605	—	439,605
Trademarks and tradenames	54,730	(2,280)	52,450	54,730	(1,596)	53,134
Publishing rights	1,180,000	(988,360)	191,640	1,180,000	(970,567)	209,433
Customer related and other	442,640	(237,349)	205,291	442,640	(231,857)	210,783

	$2,900,048	$(1,227,989)	$1,672,059	$2,900,048	$(1,204,020)	$1,696,028

The changes in the carrying amount of goodwill for the period ended March 31, 2016 was as follows:

Balance at December 31, 2015	$783,073
Acquisitions	—

Balance at March 31, 2016	$783,073

Amortization expense for trademarks and tradenames, publishing rights, and customer related and other intangibles were $24.0 million and $26.4 million for the three months ended March 31, 2016 and 2015, respectively.

7.	Debt

Our debt consisted of the following:

	March 31, 2016	December 31, 2015
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$776,147	$777,283

Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$768,147	$769,283

Term Loan Facility

In connection with our closing of the EdTech acquisition referred to in Note 4, we entered into an amended and restated term loan credit facility (the “Term Loan Facility”) dated as of May 29, 2015 to increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. The Term Loan Facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The Term Loan Facility may be prepaid, in whole or in part, at any time, without premium. The Term Loan Facility is required to be repaid in quarterly installments equal to 0.25%, or $2.0 million, of the aggregate principal amount outstanding under the Term Loan Facility immediately prior to the first quarterly payment date.

The Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of March 31, 2016, the interest rate of the Term Loan Facility was 4.0%.

The Term Loan Facility does not require us to comply with financial covenants. The Term Loan Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Term Loan Facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the Term Loan Facility.

We are subject to Excess Cash Flow provisions under our Term Loan Facility which are predicated upon our leverage ratio and cash flow.

On May 29, 2015, in connection with the Term Loan Facility described above, we paid off the remaining outstanding balance of our previous $250.0 million term loan facility of approximately $178.9 million. The transaction was accounted for under the guidance for debt modifications and extinguishments. We incurred a loss on extinguishment of debt of approximately $2.2 million related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the term loan accounted for as extinguishment associated with the term loan facility. We incurred approximately $15.6 million of third-party fees for the transaction, of which approximately $13.6 million were capitalized as deferred financing fees and approximately $2.0 million was recorded to expense and included in the selling and administrative line item in our consolidated statements of operations for the year ended December 31, 2015.

In accordance with the Excess Cash Flow provisions of the previous term loan facility, we made a $63.6 million principal payment on March 5, 2015. In connection with this principal payment, we accelerated the amortization of deferred financing costs of $2.0 million, which was recognized as interest expense in the consolidated statements of operations for the three months ended March 31, 2015.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and had $400.0 million outstanding as of March 31, 2016. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $6.0 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2016. The total hedge liability of $9.7 million is included within long-term other liabilities in our consolidated balance sheet as of March 31, 2016. The interest rate derivative contracts mature on July 22, 2020.

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium. The transaction was accounted for under the accounting guidance for modifications to or exchanges of revolving debt arrangements. We incurred a loss on extinguishment of debt of approximately $0.9 million in the third quarter of 2015 related to the write off of the portion of the unamortized deferred financing fees associated with the portion of the Revolving Credit Facility accounted for as an extinguishment. We incurred approximately $1.6 million of third-party fees which were capitalized as deferred financing fees.

The Revolving Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the Revolving Credit Facility is less than certain limits prescribed by the terms of the Revolving Credit Facility. The Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Revolving Credit Facility is subject to customary events of default. No amounts have been drawn on the Revolving Credit Facility as of March 31, 2016.

As of March 31, 2016, the minimum fixed charge coverage ratio covenant under our Revolving Credit Facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

Guarantees and Security

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

2016

During the three months ended March 31, 2016, $1.1 million of severance payments were made to employees whose employment ended in 2016 and prior years and $1.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $2.2 million to reflect additional costs for severance, which we expect to be paid over the next twelve months, along with a favorable $0.6 million accrual adjustment for vacated space.

2015

During the three months ended March 31, 2015, $1.0 million of severance payments were made to employees whose employment ended in 2015 and prior years and $1.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.0 million to reflect additional costs for severance, which have been substantially paid.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2016
	Severance/ restructuring accrual at December 31, 2015	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2016
Severance costs	$1,455	$2,203	$(1,079)	$2,579
Other accruals	5,251	(626)	(967)	3,658

	$6,706	$1,577	$(2,046)	$6,237

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at March 31, 2015
Severance costs	$1,271	$1,028	$(984)	$1,315
Other accruals	9,050	29	(1,188)	7,891

	$10,321	$1,057	$(2,172)	$9,206

The current portion of the severance and other charges was $4.7 million and $4.9 million as of March 31, 2016 and December 31, 2015, respectively.

9.	Income Taxes

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

For the three months ended March 31, 2016 and 2015, we recorded an income tax expense of approximately $34.4 million and $21.0 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (26.3)% and (15.1)% for the three months ended March 31, 2016 and 2015, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $16.3 million at March 31, 2016 and December 31, 2015.

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

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2016	2015
Interest cost	$1,306	$1,680
Expected return on plan assets	(2,288)	(2,439)
Amortization of net loss	12	83

Net periodic benefit (credit) cost	$(970)	$(676)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2016	2015
Service cost	$41	$51
Interest cost	219	270
Amortization of prior service cost	(335)	(345)
Amortization of net loss	22	55

Net periodic benefit (credit) cost	$(53)	$31

There were no contributions to the pension plans for the three months ended March 31, 2016 and March 31, 2015.

We do not expect to make a contribution to the pension plans during 2016.

11.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$105,283	$105,283	$—	(a	)
U.S. treasury securities	60,526	60,526	—	(a	)
U.S. agency securities	6,999	—	6,999	(a	)
Foreign exchange derivatives	454	—	454	(a	)

	$173,262	$165,809	$7,453

Financial liabilities
Interest rate derivatives	$9,669	$—	$9,669	(a	)

	$9,669	$—	$9,669

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$175,465	$175,465	$—	(a	)
U.S. treasury securities	8,994	8,994	—	(a	)
U.S. agency securities	189,152	—	189,152	(a	)

	$373,611	$184,459	$189,152

Financial liabilities
Foreign exchange derivatives	$340	$—	$340	(a	)
Interest rate derivatives	3,641	—	3,641	(a	)

	$3,981	$—	$3,981

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $105.3 million and $175.5 million invested in money market funds as of March 31, 2016 and December 31, 2015, respectively, we had $63.6 million and $58.8 million of cash in bank accounts as of March 31, 2016 and December 31, 2015, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $17.9 million and $17.5 million at March 31, 2016 and December 31, 2015, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives instruments are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of March 31, 2016.

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

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2016.

There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015.

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, because as there were no triggering events for the three months ended March 31, 2016.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2016 and December 31, 2015. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$776,147	$754,803	$777,283	$752,021

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as level 2 within the fair value hierarchy at March 31, 2016 and December 31, 2015. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. We were contingently liable for $9.4 million of performance-related surety bonds for our operating activities as of March 31, 2016 and December 31, 2015. An aggregate of $31.8 million and $31.9 million of letters of credit existed as of March 31, 2016 and December 31, 2015, respectively, of which $2.5 million backed the aforementioned performance-related surety bonds as of March 31, 2016 and December 31, 2015.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31, 2016 and December 31, 2015.

Concentration of Credit Risk and Significant Customers

As of March 31, 2016 and December 31, 2015, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

13.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss attributable to common stockholders	$(165,148)	$(159,940)

Denominator
Weighted average shares outstanding
Basic	122,897,601	142,364,327
Diluted	122,897,601	142,364,327
Net loss per share attributable to common stockholders
Basic	$(1.34)	$(1.12)
Diluted	$(1.34)	$(1.12)

As we incurred a net loss in each of the periods presented above, all outstanding stock options, restricted stock, and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2016	2015
Stock options	7,192,782	10,147,018
Restricted stock and restricted stock units	693,331	382,801

14.	Stockholders’ Equity

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

Three Months Ended March 31, 2016
Cost of repurchases (in thousands)	$30,998
Shares repurchased	1,520,918
Average cost per share	$20.38

As of March 31, 2016, there was approximately $506.0 million available for share repurchases under this authorization.

15.	Segment Reporting

As of March 31, 2016, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

(in thousands)	Three Months Ended March 31,
	Education	Trade Publishing	Corporate/ Other
2016
Net sales	$174,305	$31,511	$—
Segment Adjusted EBITDA	(24,059)	(3,687)	(13,449)
2015
Net sales	$128,870	$33,799	$—
Segment Adjusted EBITDA	(37,347)	(1,140)	(13,334)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended March 31,
	2016	2015
Total Segment Adjusted EBITDA	$(41,195)	$(51,821)
Interest expense	(9,333)	(5,954)
Depreciation expense	(18,344)	(18,409)
Amortization expense	(52,250)	(52,824)
Non-cash charges—stock-compensation	(3,003)	(3,095)
Non-cash charges—(gain) loss on derivative instrument	784	(2,220)
Purchase accounting adjustments	(1,852)	(197)
Fees, expenses or charges for equity offerings, debt or acquisitions	(167)	(3,377)
Restructuring	(3,816)	(10)
Severance, separation costs and facility closures	(1,577)	(1,057)

Net loss before taxes	(130,753)	(138,964)

Provision for income taxes	34,395	20,976

Net loss	$(165,148)	$(159,940)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of HMH should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities Exchange Commission (the “SEC”) on February 25, 2016. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition and a provision for product returns. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until delivered, which often extends over the life of the contract and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a substantial shift in the education market. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and online learning components to address the needs of the education marketplace; thus, resulting in an increase in our billings being deferred compared to historical levels.

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

We also derive our Education segment net sales from the sale of summative, formative or in-classroom, and cognitive assessments to districts and schools in all 50 states. Summative assessments are concluding or “final” exams that measure students’ proficiency in a particular academic subject or group of subjects on an aggregate level or against state standards. Formative assessments are on-going, in-classroom tests that occur throughout the school year and monitor progress in certain subjects or curriculum units. Additionally, our offerings include supplemental products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

In international markets, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed over the past several years, as the industry evolved to embrace new technologies for developing, producing, marketing and distributing trade works.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida implemented a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2016, for purchase in 2017. Texas school districts purchased mathematics and science materials in 2014, and adopted and purchased social studies and high school math materials in 2015. California adopted math materials in 2013, with purchases beginning in 2014 and continuing through 2016, and adopted English language arts materials in 2015 for purchase beginning in 2016 and continuing through 2017. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session appropriated funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future. We have historically captured a leading market share in these states in the years that they adopt educational materials for various subjects.

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

Our Trade Publishing segment is heavily influenced by the U.S. and broader global economy, consumer confidence and consumer spending. As the economy continues to recover, both consumer confidence and consumer spending have increased.

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

Cost of sales, excluding publishing rights and pre-publication amortization

Cost of sales, excluding publishing rights and pre-publication amortization, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content and platform development group. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform development group. We also include amortization expense associated with our software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher cost of sales. A change in the sales mix of our products or services can impact consolidated profitability.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative costs are variable costs such as commission expense, outbound transportation costs and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising. We expect our selling and administrative costs in dollars to increase as we continue to invest in new growth initiatives.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, tradenames, content rights and licenses. The customer relationships, tradenames, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three months ended March 31, 2016 was $6.2 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our Revolving Credit Facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2016 was $9.3 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2016 and 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$205,816	$162,669	$43,147	26.5%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	105,518	96,569	8,949	9.3%
Publishing rights amortization	17,793	23,143	(5,350)	(23.1)%
Pre-publication amortization	28,281	26,463	1,818	6.9%

Cost of sales	151,592	146,175	5,417	3.7%
Selling and administrative	168,675	143,009	25,666	17.9%
Other intangible assets amortization	6,176	3,218	2,958	91.9%
Severance and other charges	1,577	1,057	520	49.2%

Operating loss	(122,204)	(130,790)	8,586	6.6%

Other income (expense):
Interest expense	(9,333)	(5,954)	(3,379)	(56.8)%
Change in fair value of derivative instruments	784	(2,220)	3,004	NM

Income before taxes	(130,753)	(138,964)	8,211	5.9%
Income tax expense	34,395	20,976	13,419	64.0%

Net loss	$(165,148)	$(159,940)	$(5,208)	(3.3)%

NM = not meaningful

Net sales for the three months ended March 31, 2016 increased $43.1 million, or 26.5%, from $162.7 million for the same period in 2015, to $205.8 million. The net sales increase was driven by the $37.0 million contribution from the EdTech business which was acquired in May 2015. Further, there was a $9.0 million increase in net sales of the education business due to an increase in the recognition of billings previously deferred for products and services delivered over time, along with increased sales of our legacy intervention programs. Partially offsetting this increase was a decline in domestic education billings due to a smaller new adoption market in 2016 versus 2015 coupled with $2.3 million of lower Trade Publishing net sales due to lower eBook sales attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue.

Operating loss for the three months ended March 31, 2016 favorably improved $8.6 million from an operating loss of $130.8 million for the same period in 2015 to $122.2 million, due primarily to the following:

•	An increase in net sales of $43.1 million,

•	As a percent of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, decreased to 51.3% from 59.4%, resulting in an approximate $16.7 million increase in profitability. A substantial portion of this improvement was due to the increased recognition of previously deferred digital billings which carries lower cost along with the low product cost associated with the EdTech digital products. Partially offsetting the increase in our profitability was a $25.6 million increase to our cost of sales, excluding publishing rights and pre-publication amortization, attributed to higher volume,

•	Partially offsetting the improvement in operating loss was a $25.7 million increase in selling and administrative costs due to $23.0 million of expenses attributed to the EdTech business.

Interest expense for the three months ended March 31, 2016 increased $3.4 million, from $6.0 million for the same period in 2015 to $9.3 million, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition in May 2015.

Change in fair value of derivative instruments for the three months ended March 31, 2016 favorably changed by $3.0 million from an expense of $2.2 million for the same period in 2015, to a gain of $0.8 million in 2016. The change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Income tax expense for the three months ended March 31, 2016 increased $13.4 million, from an expense of $21.0 million for the same period in 2015, to $34.4 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (26.3)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate method was estimated to be (15.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA and Adjusted Cash EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA and Adjusted Cash EBITDA, defined as Adjusted EBITDA plus the change in deferred revenue. These measures are not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA and Adjusted Cash EBITDA provides useful information to investors regarding our results of operations because they assist both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA and Adjusted Cash EBITDA provide an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, facility closure costs, and acquisition costs. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. In addition, targets and positive trends in Adjusted EBITDA and Adjusted Cash EBITDA are used as performance measures and Adjusted EBITDA is used as the base for calculations relating to restrictive covenants in our debt agreements. Other companies may define Adjusted EBITDA and Adjusted Cash EBITDA differently and, as a result, our measure of Adjusted EBITDA and Adjusted Cash EBITDA may not be directly comparable to Adjusted EBITDA and Adjusted Cash EBITDA of other companies. Although we use Adjusted EBITDA and Adjusted Cash EBITDA as financial measures to assess the performance of our business, the use of Adjusted EBITDA and Adjusted Cash EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA and Adjusted Cash EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA and Adjusted Cash EBITDA are not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA and Adjusted Cash EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA and Adjusted Cash EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss	$(165,148)	$(159,940)
Interest expense	9,333	5,954
Provision (benefit) for income taxes	34,395	20,976
Depreciation expense	18,344	18,409
Amortization expense	52,250	52,824
Non-cash charges—stock-compensation	3,003	3,095
Non-cash charges—(gain) loss on derivative instrument	(784)	2,220
Purchase accounting adjustments (1)	1,852	197
Fees, expenses or charges for equity offerings, debt or acquisitions	167	3,377
Restructuring	3,816	10
Severance separation costs and facility closures	1,577	1,057

Adjusted EBITDA	$(41,195)	$(51,821)

Change in deferred revenue	(37,981)	(14,743)

Adjusted Cash EBITDA	$(79,176)	$(66,564)

(1)	Represents certain non-cash accounting adjustments, most significantly relating to deferred revenue.

Segment Operating Results

Results of Operations—Comparing Three Months Ended March 31, 2016 and 2015

Education

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
Net sales	$174,305	$128,870	$45,435	35.3%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	82,174	72,896	9,278	12.7%
Publishing rights amortization	15,491	20,488	(4,997)	(24.4)%
Pre-publication amortization	28,200	26,331	1,869	7.1%

Cost of sales	125,865	119,715	6,150	5.1%
Selling and administrative	131,861	109,004	22,857	21.0%
Other intangible asset amortization	5,318	2,404	2,914	NM

Operating loss	(88,739)	(102,253)	13,514	13.2%

Net loss	$(88,739)	$(102,253)	$13,514	13.2%

Adjustments from net loss to Education segment Adjusted EBITDA and Adjusted Cash EBITDA
Depreciation expense	$13,819	$15,486	$(1,667)	(10.8)%
Amortization expense	49,009	49,223	(214)	(0.4)%
Purchase accounting adjustments	1,852	197	1,655	NM

Education segment Adjusted EBITDA	$(24,059)	$(37,347)	$13,288	35.6%

Change in deferred revenue	(37,981)	(14,743)	(23,238)	NM

Education segment Adjusted Cash EBITDA	$(62,040)	$(52,090)	$(9,950)	(19.1)%

Education segment Adjusted Cash EBITDA as a % of net sales	(35.6)%	(40.4)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2016 increased $45.4 million, or 35.3%, from $128.9 million for the same period in 2015, to $174.3 million. The net sales increase was driven by the $37.0 million contribution from the acquired EdTech business. Further, there was a $9.0 million increase in net sales of the education business, due to an increase in the recognition of billings previously deferred for products and services delivered over time, along with increased sales of our legacy intervention programs. Partially offsetting this increase was a decline in domestic education billings due to a smaller new adoption market in 2016 versus 2015.

Our Education segment cost of sales for the three months ended March 31, 2016 increased $6.1 million, or 5.1%, from $119.7 million for the same period in 2015, to $125.9 million. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $9.3 million from $72.9 million in 2015 to $82.2 million in 2016. As a percent of net sales, the cost of sales, excluding publishing rights and pre-publication amortization, decreased to 47.1% from 56.6%, resulting in an approximate $16.4 million increase in profitability. The increase in our profitability was primarily attributed to the increased recognition of previously deferred digital billings which carries lower cost along with the low product cost associated with the EdTech digital products. Offsetting the decrease in the cost of sales, excluding publishing rights and pre-publication amortization, as a percent of net sales, was a $25.7 million increase attributed to higher volume.

Our Education segment selling and administrative expense for the three months ended March 31, 2016 increased $22.9 million, or 21.0%, from $109.0 million for the same period in 2015, to $131.9 million. The increase was due to $23.0 million of expenses attributed to the EdTech business offset by lower sampling costs of $4.0 million and lower discretionary travel expenses of $1.2 million.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2016 improved $13.3 million, or 35.6%, from a loss of $37.3 million for the same period in 2015, to a loss of $24.1 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relates to the acquisition of the EdTech business. The improvement is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment

Adjusted Cash EBITDA for the three months ended March 31, 2016, decreased $10.0 million, or 19.1%, from a loss of $52.1 million for the same period in 2015, to a loss of $62.0 million. Education Segment Adjusted Cash EBITDA as a percentage of net sales improved to 35.6% of net sales for the three months ended March 31, 2016 to 40.4% for the same period in 2015 due to the factors identified in Education segment Adjusted EBITDA adjusted to remove the impact of deferred revenue.

Trade Publishing

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
Net sales	$31,511	$33,799	$(2,288)	(6.8)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	23,344	23,673	(329)	(1.4)%
Publishing rights amortization	2,302	2,655	(353)	(13.3)%
Pre-publication amortization	81	132	(51)	(38.6)%

Cost of sales	25,727	26,460	(733)	(2.8)%
Selling and administrative	12,062	11,466	596	5.2%
Other intangible asset amortization	858	814	44	5.4%

Operating loss	(7,136)	(4,941)	(2,195)	44.4%

Net loss	$(7,136)	$(4,941)	$(2,195)	44.4%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA
Depreciation expense	$208	$200	$8	4.0%
Amortization expense	3,241	3,601	(360)	(10.1)%

Trade Publishing segment Adjusted EBITDA	$(3,687)	$(1,140)	$(2,547)	NM

Change in deferred revenue	—	—	—	NM

Trade Publishing segment Adjusted Cash EBITDA	$(3,687)	$(1,140)	$(2,547)	NM

Trade Publishing segment Adjusted Cash EBITDA as a % of net sales	(11.7)%	(3.4)%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended March 31, 2016 decreased $2.3 million, or 6.8%, from $33.8 million for the same period in 2015, to $31.5 million. The decrease in net sales was driven by a decrease in net sales of eBooks attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue. Partially offsetting the decline were strong net sales of current year and prior year frontlist culinary titles such as The Whole 30, The Weight Watchers Family Meals and Property Brothers Dream Home.

Our Trade Publishing segment cost of sales for the three months ended March 31, 2016 decreased $0.8 million, 2.8%, from $26.5 million for the same period in 2015, to $25.7 million. The decrease is due to lower net sales volume along with lower amortization expense of publishing rights due to our use of accelerated amortization methods, partially offset by higher production cost due to product mix. Cost of sales, excluding publishing rights and pre-publication amortization increased as a percent of net sales, from 70.0% in 2015 to 74.0% in 2016. The increase is attributed to the mix of products, as 2016 had lower eBook sales and higher sales of culinary product line which carries a higher cost.

Our Trade Publishing segment selling and administrative expense for the three months ended March 31, 2016 increased $0.6 million, or 5.2%, from $11.5 million for the same period in 2015, to $12.1 million. The increase was primarily related to higher advertising and promotion expense and salary related costs.

Our Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA for the three months ended March 31, 2016 decreased $2.5 million from a loss of $1.1 million for the same period in 2015, to a loss of $3.7 million. Our Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA exclude depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA as a percentage of net sales was a loss of 11.7% for the three months ended March 31, 2016, which was an unfavorable change from a loss of 3.4% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA and Adjusted Cash EBITDA.

Corporate and Other

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	24,752	22,539	2,213	9.8%
Severance and other charges	1,577	1,057	520	49.2%

Operating loss	(26,329)	(23,596)	(2,733)	(11.6)%

Interest expense	(9,333)	(5,954)	(3,379)	(56.8)%
Change in fair value of derivative instruments	784	(2,220)	3,004	NM

Loss before taxes	(34,878)	(31,770)	(3,108)	(9.8)%
Income tax expense	34,395	20,976	13,419	64.0%

Net loss	$(69,273)	$(52,746)	$(16,527)	(31.3)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA and Adjusted Cash EBITDA
Interest expense	$9,333	$5,954	$3,379	56.8%
Provision for income taxes	34,395	20,976	13,419	64.0%
Depreciation expense	4,317	2,723	1,594	58.5%
Non-cash charges—(gain) loss on derivative instruments	(784)	2,220	(3,004)	NM
Non-cash charges—stock compensation	3,003	3,095	(92)	(3.0)%
Fees, expenses or charges for equity offerings, debt or acquisitions	167	3,377	(3,210)	(95.0)%
Restructuring	3,816	10	3,806	NM
Severance, separation costs and facility closures	1,577	1,057	520	49.2%

Corporate and Other segment Adjusted EBITDA	$(13,449)	$(13,334)	$(115)	(0.9)%

Change in deferred revenue	—	—	—	NM

Corporate and Other segment Adjusted Cash EBITDA	$(13,449)	$(13,334)	$(115)	(0.9)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2016 increased $2.2 million, or 9.8%, from $22.5 million for the same period in 2015 to $24.8 million. The increase was primarily due to the cost of integrating the EdTech business along with higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure, partially offset by lower transaction expenses due to the prior year equity and acquisition activity.

Our interest expense for the three months ended March 31, 2016 increased $3.4 million from $6.0 million for the same period in 2015 to $9.3 million in 2016, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May 2015.

Our change in fair value of derivative instruments for the three months ended March 31, 2016 favorably changed by $3.0 million from an expense of $2.2 million in 2015 to a benefit of $0.8 million in 2016. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter as compared to the same period last year.

Income tax expense for the three months ended March 31 increased $13.4 million, from an expense of $21.0 million for the same period in 2015, to $34.4 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (26.3)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate method was estimated to be (15.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category for the three months ended March 31, 2016, unfavorably changed $0.1 million, or 0.9%, from a loss of $13.3 million for the same period in 2015 to a loss of $13.4 million. Our Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category excludes depreciation, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs. The unfavorable change in our Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA and Adjusted Cash EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$168,883	$234,257
Short-term investments	67,525	198,146
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	768,147	769,283

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net cash used in operating activities	$(112,750)	$(92,931)
Net cash provided by investing activities	72,718	254,388
Net cash used in financing activities	(25,342)	(56,001)

Operating activities

Net cash used in operating activities was $112.8 million for the three months ended March 31, 2016, a $19.9 million increase from the $92.9 million used in operating activities for the three months ended March 31, 2015. The increase in cash used in operating activities from 2015 to 2016 was primarily driven by unfavorable net changes in operating assets and liabilities of $27.5 million offset by more profitable operations, net of depreciation and amortization, of $7.6 million. The unfavorable net changes in operating assets and liabilities were primarily due to lower net deferrals of $23.2 million attributed to greater recognition of revenue attributed to digital products as a result of the EdTech acquisition when compared to the prior year period, unfavorable changes in inventory of $21.1 million due to the EdTech acquisition, and unfavorable changes in other operating assets and liabilities of $5.9 million. These unfavorable changes were partially offset by favorable changes in accounts receivable of $13.8 million attributed to greater billings in the first quarter of 2016 due to the EdTech acquisition and favorable changes in accounts payable of $8.9 million due to timing of disbursements.

Investing activities

Net cash provided by investing activities was $72.7 million for the three months ended March 31, 2016, a decrease of $181.7 million from the $254.4 million provided by investing activities for the three months ended March 31, 2015. The decrease was primarily due to lower net proceeds from sales and maturities of short-term investments of $156.4 million attributed to management’s decision to have increased liquidity to fund strategic initiatives. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment increased by $25.3 million, due to capital spend pertaining to the EdTech business we acquired in May 2015 and increased spend on leasehold improvements related to various office moves, and timing of spend.

Financing activities

Net cash used in financing activities was $25.3 million for the three months ended March 31, 2016, a decrease of $30.7 million from the $56.0 million of net cash used in financing activities for the three months ended March 31, 2015. The decrease was primarily due to a $63.6 million principal payment on long-term debt made in March 2015 related to the Excess Cash Flow provisions under our previous $250.0 million term loan facility. Offsetting the aforementioned, we incurred cash outlays of $31.0 million under our share repurchase program for our common stock during 2016.

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

Term Loan Facility

In connection with our closing of the EdTech acquisition, we entered into an amended and restated term loan credit facility (the “Term Loan Facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. As of March 31, 2016, we had approximately $794.0 million ($776.1 million, net of discount and issuance costs) outstanding under the Term Loan Facility.

The Term Loan Facility has a six year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of March 31, 2016, the interest rate of the Term Loan Facility was 4.0%.

The Term Loan Facility may be prepaid, in whole or in part, at any time, without premium. The Term Loan Facility is required to be repaid in quarterly installments equal to 0.25%, or $2.0 million, of the aggregate principal amount outstanding under the Term Loan Facility immediately prior to the first quarterly payment date.

The Term Loan Facility does not require us to comply with financial covenants.

The Term Loan Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Term Loan Facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the Term Loan Facility.

We are subject to excess cash flow provisions under the Term Loan Facility that are predicated upon our leverage ratio and cash flow. The excess cash flow provision under the Term Loan Facility did not apply in 2015. In accordance with the excess cash flow provisions of our previous term loan facility, we made a $63.6 million principal payment on March 5, 2015.

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “Revolving Credit Facility”) to, among other things, reduce the pricing, extend the maturity, conform certain terms to those of our Term Loan Facility and to provide greater availability and operational flexibility. The Revolving Credit Facility provides borrowing availability in an amount equal to the lesser of $250.0 million and a borrowing base that is computed monthly or weekly as the case may be and comprised of the Borrowers’ and certain Guarantors’ eligible inventory and receivables.

The Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the Revolving Credit Facility on a dollar-for-dollar basis. As of March 31, 2016, we had approximately $31.8 million of outstanding letters of credit and approximately $123.7 million of borrowing availability under the Revolving Credit Facility. No loans have been drawn on the Revolving Credit Facility as of April 29, 2016.

The Revolving Credit Facility has a five year term and matures on July 22, 2020. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 1.75% or an alternative base rate plus 0.75%; such applicable margins may increase up to 2.25% and 1.25%, respectively, based on average daily availability. The Revolving Credit Facility may be prepaid, in whole or in part, at any time, without premium.

The Revolving Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2016, due to our level of borrowing availability.

The Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Revolving Credit Facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the Revolving Credit Facility.

General

We had $168.9 million of cash and cash equivalents and $67.5 million of short-term investments at March 31, 2016. We had $234.3 million of cash and cash equivalents and $198.1 million of short-term investments at December 31, 2015.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our Revolving Credit Facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Subject to market and other conditions, our Board of Directors authorized us to increase our debt by an additional $250.0 million and use some or all of the net proceeds from the financing to fund a portion of our share repurchases under the share repurchase program among other general corporate purposes. There can be no assurance that we will seek to, or be able to obtain future debt financing on favorable terms, if at all.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2016 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Covenant Compliance

As of March 31, 2016, we were in compliance with all of our debt covenants.

We are currently required to meet certain incurrence based financial covenants as defined under our Term Loan Facility and Revolving Credit Facility. We have financial covenants primarily pertaining to a maximum leverage ratio, fixed charge coverage ratio, and liquidity. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Repurchase Program

On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

Three Months Ended March 31, 2016
Cost of repurchases (in thousands)	$30,998
Shares repurchased	1,520,918
Average cost per share	$20.38

As of March 31, 2016, there was approximately $506.0 million available for share repurchases under this authorization.

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

As of March 31, 2016, we had $794.0 million ($776.1 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our Revolving Credit Facility, and borrowings under the Revolving Credit Facility bear interest at a variable rate. We had no borrowings outstanding under the Revolving Credit Facility at March 31, 2016. Assuming that the Revolving Credit Facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the Revolving Credit Facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of March 31, 2016. These contracts are effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2016 and December 31, 2015. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. While management believes that there is a reasonable possibility we may incur a loss associated with the pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, our coverage for certain business lines has been exceeded, and there can be no assurance that our liability insurance will cover all events or that the limits of such coverage will be sufficient to fully cover all liabilities thereunder.

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the first quarter of 2016 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	553,792	$21.67	553,792	$524,988
February 1, 2016 to February 29, 2016	—	—	—	524,988
March 1, 2016 to March 31, 2016	967,126	19.64	967,126	505,990

Total	1,520,918	$20.38	1,520,918	$505,990

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018.

Repurchases under the program may be made from time to time in open market, including under a trading plan or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*†	Houghton Mifflin Harcourt Company Form of Performance-Based Restricted Stock Unit Award Notice (TSR/Billings – Employees) (replacing Exhibit No. 10.52 to the Company’s Annual Report on Form 10-K, filed February 25, 2016 (File No. 001-36166)).

10.2†	Amendment to Employment Agreement dated March 10, 2016, by and between Eric L. Shuman and Houghton Mifflin Harcourt Company (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed March 10, 2016 (File No. 001-36166)).

10.3†	Joseph Abbott Offer Letter dated as of March 10, 2016 (incorporated herein by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed March 10, 2016 (File No. 001-36166)).

10.4*†	Houghton Mifflin Harcourt Severance Plan, amended and restated as of March 31, 2016.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

May 4, 2016	By:	/s/ Linda K. Zecher
Linda K. Zecher Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 4, 2016	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)