Form 10-Q
period 2016-06-30
Houghton Mifflin Harcourt Co
filed 2016-08-04
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 29, 2016 was 122,284,893.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$98,010	$234,257
Short-term investments	—	198,146
Accounts receivable, net of allowance for bad debts and book returns of $28.6 million and $32.7 million, respectively	347,173	256,099
Inventories	218,924	171,446
Prepaid expenses and other assets	30,193	22,877

Total current assets	694,300	882,825
Property, plant, and equipment, net	175,469	149,680
Pre-publication costs, net	324,995	321,931
Royalty advances to authors, net	47,398	44,736
Goodwill	783,073	783,073
Other intangible assets, net	868,605	912,955
Deferred income taxes	3,540	3,540
Other assets	24,667	23,210

Total assets	$2,922,047	$3,121,950

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	124,183	94,483
Royalties payable	85,006	85,766
Salaries, wages, and commissions payable	33,537	45,340
Deferred revenue	209,717	231,172
Interest payable	106	106
Severance and other charges	5,797	4,894
Accrued postretirement benefits	1,910	1,910
Other liabilities	38,796	34,937

Total current liabilities	507,052	506,608
Long-term debt, net of discount and issuance costs	767,011	769,283
Long-term deferred revenue	444,715	440,625
Accrued pension benefits	21,748	23,726
Accrued postretirement benefits	22,621	23,657
Deferred income taxes	169,062	139,810
Other liabilities	27,944	19,920

Total liabilities	1,960,153	1,923,629

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 146,507,175 and 145,613,978 shares issued at June 30, 2016 and December 31, 2015, respectively; 122,201,789 and 123,940,510 shares outstanding at June 30, 2016 and December 31, 2015, respectively	1,466	1,456
Treasury stock, 24,305,386 and 21,673,468 shares as of June 30, 2016 and December 31, 2015, respectively, at cost (related parties of $193,493 in 2016 and 2015)	(514,031)	(463,013)
Capital in excess of par value	4,850,537	4,833,388
Accumulated deficit	(3,327,321)	(3,133,782)
Accumulated other comprehensive loss	(48,757)	(39,728)

Total stockholders’ equity	961,894	1,198,321

Total liabilities and stockholders’ equity	$2,922,047	$3,121,950

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2016	2015	2016	2015
Net sales	$392,042	$379,883	$597,858	$542,552
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	173,466	168,076	278,984	264,645
Publishing rights amortization	14,413	19,148	32,206	42,291
Pre-publication amortization	31,315	27,909	59,596	54,372

Cost of sales	219,194	215,133	370,786	361,308
Selling and administrative	184,479	170,687	353,154	313,696
Other intangible asset amortization	5,968	4,261	12,144	7,479
Severance and other charges	3,553	985	5,130	2,042

Operating loss	(21,152)	(11,183)	(143,356)	(141,973)

Other income (expense)
Interest expense, net	(9,402)	(6,160)	(18,735)	(12,114)
Change in fair value of derivative instruments	(619)	369	165	(1,851)
Loss on extinguishment of debt	—	(2,173)	—	(2,173)

Loss before taxes	(31,173)	(19,147)	(161,926)	(158,111)
Income tax expense (benefit)	(2,782)	(11,404)	31,613	9,572

Net loss	$(28,391)	$(7,743)	$(193,539)	$(167,683)

Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.06)	$(1.58)	$(1.19)

Diluted	$(0.23)	$(0.06)	$(1.58)	$(1.19)

Weighted average shares outstanding
Basic	122,143,971	139,961,856	122,520,786	141,090,469

Diluted	122,143,971	139,961,856	122,520,786	141,090,469

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2016	2015	2016	2015
Net loss	$(28,391)	$(7,743)	$(193,539)	$(167,683)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(257)	(182)	(210)	(1,191)
Unrealized gain (loss) on short-term investments, net of tax	(3)	—	57	—
Net change in unrealized loss on derivative financial instruments, net of tax	(2,848)	—	(8,876)	—

Other comprehensive loss, net of taxes	(3,108)	(182)	(9,029)	(1,191)

Comprehensive loss	$(31,499)	$(7,925)	$(202,568)	$(168,874)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities
Net loss	$(193,539)	$(167,683)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	141,680	140,327
Amortization of debt discount and deferred financing costs	2,090	4,369
Deferred income taxes	29,252	6,272
Stock compensation	6,673	6,812
Loss on extinguishment of debt	—	2,173
Change in fair value of derivative instruments	(165)	1,851
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(91,073)	(137,770)
Inventories	(47,478)	(32,050)
Other assets	(9,800)	(4,349)
Accounts payable and accrued expenses	12,137	(6,606)
Royalties, net	(3,422)	9,974
Deferred revenue	(17,365)	41,397
Interest payable	—	154
Severance and other charges	328	(2,208)
Accrued pension and postretirement benefits	(3,014)	(2,699)
Other liabilities	4,919	5,259

Net cash used in operating activities	(168,777)	(134,777)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	197,724	286,732
Additions to pre-publication costs	(65,232)	(45,484)
Additions to property, plant, and equipment	(56,238)	(31,356)
Acquisition of business, net of cash acquired	—	(577,717)

Net cash provided by (used in) investing activities	76,254	(367,825)

Cash flows from financing activities
Proceeds from term loan, net of discount	—	796,000
Payments of long-term debt	(4,000)	(243,125)
Payments of deferred financing fees	—	(13,670)
Repurchases of common stock (related parties of $183,537 in 2015)	(51,018)	(191,238)
Tax withholding payments related to net share settlements of restricted stock units	(1,039)	(124)
Proceeds from stock option exercises	11,220	17,588
Issuance of common stock under employee stock purchase plan	1,113	—

Net cash (used in) provided by financing activities	(43,724)	365,431

Net decrease in cash and cash equivalents	(136,247)	(137,171)
Cash and cash equivalent at the beginning of the period	234,257	456,581

Cash and cash equivalent at the end of the period	$98,010	$319,410

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non-cash)	$11,984	$7,424
Property, plant, and equipment included in accounts payable (non-cash)	14,419	3,849
Property, plant, and equipment acquired under capital leases (non-cash)	199	2,453
Amounts due from seller for acquisition (non-cash)	—	2,034
Issuance of common stock upon exercise of warrants (non-cash)	—	1,815

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of June 30, 2016 and December 31, 2015 and the three and six month periods ended June 30, 2016 and June 30, 2015.

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

During the six months ended June 30, 2016, we recorded out-of-period corrections of approximately $2.9 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and six months ended June 30, 2016 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015.

3.	Recent Accounting Pronouncements

Recent accounting pronouncements not included below are not expected to have a material impact on our consolidated financial position and results of operations.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance and we do not expect it to have a material impact on our consolidated financial statements.

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

In August 2015, the FASB issued guidance to defer the effective date of the new accounting guidance related to revenue recognition by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. This new accounting standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard will have on our consolidated financial statements and footnote disclosures. As the new standard will supersede substantially all existing revenue guidance, it could impact the revenue recognition on a significant amount of our contracts, in addition to our business processes and our information technology systems. Further, we will be required to capitalize incremental costs to acquire new contracts, whereas we currently expense those costs as incurred. We expect to have our evaluation of the impact of the new standard complete in 2017.

In April 2015, the FASB issued new accounting guidance related to simplifying the presentation of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with debt discounts. The SEC later clarified guidance in August 2015 stating that debt issuance costs related to line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the new accounting guidance. The new guidance is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted this standard during the first quarter of 2016.

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

	Unaudited
	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net sales	$410,308	$608,269
Net loss	(13,361)	(190,358)

5.	Inventories

Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Finished goods	$209,434	$166,904
Raw materials	9,490	4,542

Inventory	$218,924	$171,446

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073
Trademarks and tradenames: indefinite-lived	439,605	—	439,605	439,605	—	439,605
Trademarks and tradenames	54,730	(2,963)	51,767	54,730	(1,596)	53,134
Publishing rights	1,180,000	(1,002,773)	177,227	1,180,000	(970,567)	209,433
Customer related and other	442,640	(242,634)	200,006	442,640	(231,857)	210,783

	$2,900,048	$(1,248,370)	$1,651,678	$2,900,048	$(1,204,020)	$1,696,028

The changes in the carrying amount of goodwill for the period ended June 30, 2016 was as follows:

Balance at December 31, 2015	$783,073
Acquisitions	—

Balance at June 30, 2016	$783,073

Amortization expense for publishing rights and customer related and other intangibles were $20.4 million and $23.4 million for the three months ended June 30, 2016 and 2015, respectively, and $44.3 million and $49.8 million for the six months ended June 30, 2016 and 2015, respectively.

7.	Debt

Our debt consisted of the following:

	June 30, 2016	December 31, 2015
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$775,011	$777,283
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$767,011	$769,283

Term Loan Facility

In connection with our closing of the EdTech acquisition referred to in Note 4, we entered into an amended and restated term loan credit facility (the “Term Loan Facility”) dated May 29, 2015 to increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. The Term Loan Facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The Term Loan Facility may be prepaid, in whole or in part, at any time, without premium. The Term Loan Facility is required to be repaid in quarterly installments equal to 0.25%, or $2.0 million, of the aggregate principal amount outstanding under the Term Loan Facility immediately prior to the first quarterly payment date.

The Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of June 30, 2016, the interest rate of the Term Loan Facility was 4.0%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and had $400.0 million outstanding as of June 30, 2016. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $8.9 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2016. The total hedge liability of $12.5 million is included within long-term other liabilities in our consolidated balance sheet as of June 30, 2016. The interest rate derivative contracts mature on July 22, 2020.

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

The Revolving Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the Revolving Credit Facility is less than certain limits prescribed by the terms of the Revolving Credit Facility. The Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Revolving Credit Facility is subject to customary events of default. No amounts have been drawn on the Revolving Credit Facility as of June 30, 2016.

As of June 30, 2016, the minimum fixed charge coverage ratio covenant under our Revolving Credit Facility was not applicable, due to our level of borrowing availability.

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

2016

During the six months ended June 30, 2016, $2.8 million of severance payments were made to employees whose employment ended in 2016 and prior years and $2.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $5.7 million to reflect additional costs for severance, which we expect to be paid over the next twelve months, along with a favorable $0.6 million accrual adjustment for vacated space.

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

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2016
	Severance/ restructuring accrual at December 31, 2015	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2016
Severance costs	$1,455	$5,750	$(2,804)	$4,401
Other accruals	5,251	(620)	(1,998)	2,633

	$6,706	$5,130	$(4,802)	$7,034

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at June 30, 2015
Severance costs	$1,271	$1,642	$(1,854)	$1,059
Other accruals	9,050	400	(2,396)	7,054

	$10,321	$2,042	$(4,250)	$8,113

The current portion of the severance and other charges was $5.8 million and $4.9 million as of June 30, 2016 and December 31, 2015, respectively.

9.	Income Taxes

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

For the three months ended June 30, 2016 and 2015, we recorded an income tax benefit of $2.8 million and $11.4 million, respectively, and for the six months ended June 30, 2016 and 2015, we recorded an income tax expense of approximately $31.6 million and $9.6 million, respectively. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 8.9% and 59.6% for the three months ended June 30, 2016 and 2015, respectively, and (19.5)% and (6.1)% for the six months ended June 30, 2016 and 2015, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $16.4 and $16.3 million at June 30, 2016 and December 31, 2015, respectively.

10.	Retirement and Postretirement Benefit Plans

We have a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers certain employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. We also have a nonqualified defined benefit plan, or “Nonqualified Plan,” that previously covered employees who earned over the qualified pay limit as determined by the Internal Revenue Service. The Nonqualified Plan accrues benefits for the participants based on the cash balance plan calculation. The Nonqualified Plan is not funded. We use a December 31 date to measure the pension and postretirement liabilities. In 2007, both the qualified and nonqualified pension plans eliminated participation in the plans for new employees hired after October 31, 2007.

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

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Six Months Ended June 30,
	2016	2015
Interest cost	$2,612	$3,359
Expected return on plan assets	(4,576)	(4,878)
Amortization of net loss	24	165

Net periodic benefit (credit) cost	$(1,940)	$(1,354)

	Other Post Retirement Plans
	Six Months Ended June 30,
	2016	2015
Service cost	$82	$103
Interest cost	438	541
Amortization of prior service cost	(670)	(691)
Amortization of net loss	44	110

Net periodic benefit (credit) cost	$(106)	$63

There were no contributions to the pension plans for the six months ended June 30, 2016 and June 30, 2015, and we do not expect to make a contribution to the pension plans during 2016.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$45,916	$45,916	$—	(a)

	$45,916	$45,916	$—

Financial liabilities
Foreign exchange derivatives	165	—	165	(a)
Interest rate derivatives	12,517	—	12,517	(a)

	$12,682	$—	$12,682

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$175,465	$175,465	$—	(a)
U.S. treasury securities	8,994	8,994	—	(a)
U.S. agency securities	189,152	—	189,152	(a)

	$373,611	$184,459	$189,152

Financial liabilities
Foreign exchange derivatives	$340	$—	$340	(a)
Interest rate derivatives	3,641	—	3,641	(a)

	$3,981	$—	$3,981

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $45.9 million and $175.5 million invested in money market funds as of June 30, 2016 and December 31, 2015, respectively, we had $52.1 million and $58.8 million of cash in bank accounts as of June 30, 2016 and December 31, 2015, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $17.9 million and $17.5 million at June 30, 2016 and December 31, 2015, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives instruments are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of June 30, 2016.

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

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2016.

There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015.

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the six months ended June 30, 2016.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2016 and December 31, 2015. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Debt
Term loan	$775,011	$759,511	$777,283	$752,021

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2016 and December 31, 2015. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During the second quarter of 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and will make total settlement payments of $10.0 million collectively, with $4.0 million to be paid during the third quarter of 2016 and $6.0 million to be paid during the first quarter of 2017.

We were contingently liable for $9.3 million and $9.4 million of performance-related surety bonds for our operating activities as of June 30, 2016 and December 31, 2015, respectively. An aggregate of $31.8 million and $31.9 million of letters of credit existed as of June 30, 2016 and December 31, 2015, respectively, of which $2.4 million and $2.5 million backed the aforementioned performance-related surety bonds as of June 30, 2016 and December 31, 2015, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2016 and December 31, 2015.

Concentration of Credit Risk and Significant Customers

As of June 30, 2016 and December 31, 2015, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

13.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss attributable to common stockholders	$(28,391)	$(7,743)	$(193,539)	$(167,683)

Denominator
Weighted average shares outstanding
Basic	122,143,971	139,961,856	122,520,786	141,090,469
Diluted	122,143,971	139,961,856	122,520,786	141,090,469
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.06)	$(1.58)	$(1.19)
Diluted	$(0.23)	$(0.06)	$(1.58)	$(1.19)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	7,167,451	9,292,913	7,017,824	9,267,637
Restricted stock and restricted stock units	1,126,298	830,812	871,685	589,252
Warrants	—	7,344,388	—	7,356,338

14.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Cost of repurchases (in thousands)	$20,020	$51,018
Shares repurchased	1,111,000	2,631,918
Average cost per share	$18.02	$19.38

As of June 30, 2016, there was approximately $486.0 million available for share repurchases under this authorization.

15.	Segment Reporting

As of June 30, 2016, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, derivative instruments charges, acquisition-related activity, restructuring/integration costs, severance, separation costs and facility closures, equity compensation charges, debt extinguishment losses, legal settlement charges, amortization and depreciation expenses, as well as interest and taxes, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation below.

(in thousands)	Three Months Ended June 30,
	Education	Trade Publishing	Corporate/ Other
2016
Net sales	$353,384	$38,658	$—
Segment Adjusted EBITDA	85,267	322	(10,186)
2015
Net sales	$342,441	$37,442	$—
Segment Adjusted EBITDA	86,452	412	(7,208)

(in thousands)	Six Months Ended June 30,
	Education	Trade Publishing	Corporate/ Other
2016
Net sales	$527,689	$70,169	$—
Segment Adjusted EBITDA	61,208	(3,365)	(23,635)
2015
Net sales	$471,311	$71,241	$—
Segment Adjusted EBITDA	49,105	(728)	(20,542)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Segment Adjusted EBITDA	$75,403	$79,656	$34,208	$27,835
Interest expense	(9,402)	(6,160)	(18,735)	(12,114)
Depreciation expense	(19,390)	(17,776)	(37,734)	(36,185)
Amortization expense	(51,696)	(51,318)	(103,946)	(104,142)
Non-cash charges—stock-compensation	(3,670)	(3,717)	(6,673)	(6,812)
Non-cash charges—gain (loss) on derivative instrument	(619)	369	165	(1,851)
Purchase accounting adjustments	(1,236)	(877)	(3,088)	(1,074)
Fees, expenses or charges for equity offerings, debt or acquisitions	(812)	(15,515)	(979)	(18,892)
Restructuring/Integration	(6,198)	(651)	(10,014)	(661)
Severance, separation costs and facility closures	(3,553)	(985)	(5,130)	(2,042)
Loss on extinguishment of debt	—	(2,173)	—	(2,173)
Legal settlement	(10,000)	—	(10,000)	—

Net loss before taxes	(31,173)	(19,147)	(161,926)	(158,111)
Provision (benefit) for income taxes	(2,782)	(11,404)	31,613	9,572

Net loss	$(28,391)	$(7,743)	$(193,539)	$(167,683)

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	federal funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the publishing of bestsellers along with obtaining recognized authors;

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year; and

•	market growth or contraction.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida implemented a language arts adoption in 2014 and is scheduled to adopt social studies materials in 2016, for purchase in 2017. Texas school districts purchased mathematics and science materials in 2014, and adopted and purchased social studies and high school math materials in 2015. California adopted math materials in 2013, with purchases beginning in 2014 and continuing through 2016, and adopted English language arts materials in 2015 for purchase beginning in 2016 and continuing through 2018. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2015 legislative session appropriated funds for purchases in 2015 and 2016. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically captured a leading market share in these states in the years that they adopt educational materials for various subjects.

Long-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. According to NCES, student enrollments are expected to increase from 54.7 million in 2010, to over 57.0 million by the 2022 school year. Outside the United States, the global education market continues to demonstrate strong macroeconomic growth characteristics. Population growth is a leading indicator for pre-primary school enrollments, which have a subsequent impact on secondary and higher education enrollments. Globally, according to UNESCO, rapid population growth has caused pre-primary enrollments to grow by 50.3% worldwide over the 10-year period from 2004 to 2014. Additionally, according to the United Nations, the world population of 7.2 billion in 2013 is projected to increase by 1 billion by 2025 and reach 9.6 billion by 2050, as countries develop and improvements in medical conditions increase the birth rate.

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

While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed over the past several years, as the industry evolved to embrace new technologies for developing, producing, marketing and distributing trade works. We continue to focus on the development of innovative new digital products which capitalize on our strong content, our digital expertise and the consumer demand for these products.

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

Publishing rights and Pre-publication amortization

A publishing right is an acquired right which allows us to publish and republish existing and future works as well as create new works based on previously published materials. As part of our March 9, 2010 restructuring, we recorded an intangible asset for publishing rights and amortize such asset on an accelerated basis over the useful lives of the various copyrights involved. This amortization will continue to decrease approximately 25% annually through March of 2023.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, tradenames, content rights and licenses. The customer relationships, tradenames, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three and six months ended June 30, 2016 was $6.0 million and $12.1 million, respectively.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our Revolving Credit Facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three and six months ended June 30, 2016 was $9.4 million and $18.7 million, respectively.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2016 and 2015

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$392,042	$379,883	$12,159	3.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	173,466	168,076	5,390	3.2%
Publishing rights amortization	14,413	19,148	(4,735)	(24.7)%
Pre-publication amortization	31,315	27,909	3,406	12.2%

Cost of sales	219,194	215,133	4,061	1.9%
Selling and administrative	184,479	170,687	13,792	8.1%
Other intangible assets amortization	5,968	4,261	1,707	40.1%
Severance and other charges	3,553	985	2,568	NM

Operating loss	(21,152)	(11,183)	(9,969)	(89.1)%

Other income (expense):
Interest expense	(9,402)	(6,160)	(3,242)	(52.6)%
Change in fair value of derivative instruments	(619)	369	(988)	NM
Loss on extinguishment of debt	—	(2,173)	2,173	NM

Loss before taxes	(31,173)	(19,147)	(12,026)	(62.8)%
Income tax benefit	(2,782)	(11,404)	8,622	75.6%

Net loss	$(28,391)	$(7,743)	$(20,648)	NM

NM = not meaningful

Net sales for the three months ended June 30, 2016 increased $12.2 million, or 3.2%, from $379.9 million for the same period in 2015 to $392.0 million. The net sales increase was driven by the $18.9 million incremental contribution from the EdTech business which was acquired in May 2015. Further, there was a $11.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in the Asian Pacific and Canada regions, and $1.2 million of higher Trade Publishing net sales due to bestselling titles The Whole30 and Weber’s New American Barbecue. Partially offsetting this increase was a decline in domestic education net sales of $12.9 million due to a smaller new adoption market in 2016 versus 2015 and $6.0 million lower net sales of clinical and formative assessment products.

Operating loss for the three months ended June 30, 2016 changed unfavorably by $10.0 million from an operating loss of $11.2 million for the same period in 2015 to a loss of $21.2 million, due primarily to the following:

•	An increase in selling and administrative costs of $13.8 million due to approximately $15.0 million of incremental fixed and discretionary expenses attributed to the EdTech business coupled with an increase in legal settlements and integration expenses largely offset by lower transactional expenses due to prior year equity and acquisition activity,

•	A $5.4 million increase to our cost of sales, excluding publishing rights and pre-publication amortization, which was due to higher volume. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, remained consistent at 44.2%,

•	A $2.6 million increase in severance and other charges due to continued restructuring activities, and

•	Partially offsetting the aforementioned was an increase in net sales of $12.2 million.

Interest expense for the three months ended June 30, 2016 increased $3.2 million, from $6.2 million for the same period in 2015 to $9.4 million, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition in May 2015.

Change in fair value of derivative instruments for the three months ended June 30, 2016 unfavorably changed by $1.0 million from a gain of $0.4 million for the same period in 2015 to an expense of $0.6 million in 2016. The change in fair value of derivative instruments was related to foreign exchange forward and option contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro during the quarter.

Income tax benefit for the three months ended June 30, 2016 changed $8.6 million, from a benefit of $11.4 million for the same period in 2015, to a benefit of $2.8 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (19.5)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the annual effective tax rate was estimated to be (6.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Six Months Ended June 30, 2016 and 2015

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$597,858	$542,552	$55,306	10.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	278,984	264,645	14,339	5.4%
Publishing rights amortization	32,206	42,291	(10,085)	(23.8)%
Pre-publication amortization	59,596	54,372	5,224	9.6%

Cost of sales	370,786	361,308	9,478	2.6%
Selling and administrative	353,154	313,696	39,458	12.6%
Other intangible assets amortization	12,144	7,479	4,665	62.4%
Severance and other charges	5,130	2,042	3,088	NM

Operating loss	(143,356)	(141,973)	(1,383)	(1.0)%

Other income (expense):
Interest expense	(18,735)	(12,114)	(6,621)	(54.7)%
Change in fair value of derivative instruments	165	(1,851)	2,016	NM
Loss on extinguishment of debt	—	(2,173)	2,173	NM

Loss before taxes	(161,926)	(158,111)	(3,815)	(2.4)%
Income tax expense	31,613	9,572	22,041	NM

Net loss	$(193,539)	$(167,683)	$(25,856)	(15.4)%

NM = not meaningful

Net sales for the six months ended June 30, 2016 increased $55.3 million, or 10.2%, from $542.6 million for the same period in 2015 to $597.9 million. The net sales increase was driven by the $54.0 million incremental contribution from the EdTech business which was acquired in May 2015. Further, there was a $11.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in the Asian Pacific and Canada regions. Partially offsetting this increase was $9.0 million of lower net sales of clinical and formative assessment products. Further, there was $1.1 million of lower Trade Publishing net sales due to lower eBook sales offset to an extent by frontlist titles The Whole30, Weber’s New American Barbecue, Meathead and Ted Talks.

Operating loss for the six months ended June 30, 2016 changed unfavorably $1.4 million from an operating loss of $142.0 million for the same period in 2015 to $143.4 million, due primarily to the following:

•	A $14.3 million increase to our cost of sales, excluding publishing rights and pre-publication amortization, of which $26.9 million was due to higher volume partially offset by favorability in our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, which decreased to 46.7% from 48.8%, resulting in a $12.6 million improvement to the operating loss. A substantial portion of this improvement was due to the increased recognition of previously deferred digital billings which carries lower cost along with the low product cost associated with the EdTech digital products,

•	A $39.5 million increase in selling and administrative costs due to approximately $36.0 million of incremental fixed and discretionary expenses attributed to the EdTech business. Further there was additional expenses relating to legal settlements and integration activity which were partially offset by lower transactional expenses due to prior year equity and acquisition activity,

•	Additionally, there was a $3.1 million increase in severance and other charges attributed to cost reduction activities in the current year, and

•	Partially offsetting the operating loss increase was an increase in net sales of $55.3 million.

Interest expense for the six months ended June 30, 2016 increased $6.6 million, from $12.1 million for the same period in 2015 to $18.7 million, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition in May 2015.

Change in fair value of derivative instruments for the six months ended June 30, 2016 favorably changed by $2.0 million from an expense of $1.9 million for the same period in 2015 to a gain of $0.2 million in 2016. The change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the comparative six months.

Income tax expense for the six months ended June 30, 2016 increased $22.0 million, from an expense of $9.6 million for the same period in 2015 to $31.6 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (19.5)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate method was estimated to be (6.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition-related activity costs, and restructuring/integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue and exclude pre-publication costs spend) are used as performance measures to determine certain compensation of management and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(28,391)	$(7,743)	$(193,539)	$(167,683)
Interest expense	9,402	6,160	18,735	12,114
Provision (benefit) for income taxes	(2,782)	(11,404)	31,613	9,572
Depreciation expense	19,390	17,776	37,734	36,185
Amortization expense	51,696	51,318	103,946	104,142
Non-cash charges—stock compensation	3,670	3,717	6,673	6,812
Non-cash charges—(gain) loss on derivative instrument	619	(369)	(165)	1,851
Purchase accounting adjustments	1,236	877	3,088	1,074
Fees, expenses or charges for equity offerings, debt or acquisitions	812	15,515	979	18,892
Restructuring/Integration	6,198	651	10,014	661
Severance, separation costs and facility closures	3,553	985	5,130	2,042
Loss on extinguishment of debt	—	2,173	—	2,173
Legal settlement	10,000	—	10,000	—

Adjusted EBITDA	$75,403	$79,656	$34,208	$27,835

Segment Operating Results

Results of Operations—Comparing Three Months Ended June 30, 2016 and 2015

Education

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$353,384	$342,441	$10,943	3.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	147,263	142,664	4,599	3.2%
Publishing rights amortization	12,299	16,751	(4,452)	(26.6)%
Pre-publication amortization	31,220	27,762	3,458	12.5%

Cost of sales	190,782	187,177	3,605	1.9%
Selling and administrative	136,025	128,697	7,328	5.7%
Other intangible asset amortization	5,110	3,482	1,628	46.8%

Operating income	21,467	23,085	(1,618)	(7.0)%

Net income	$21,467	$23,085	$(1,618)	(7.0)%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$13,935	$14,494	$(559)	(3.9)%
Amortization expense	48,629	47,996	633	1.3%
Purchase accounting adjustments	1,236	877	359	40.9%

Education segment Adjusted EBITDA	$85,267	$86,452	$(1,185)	(1.4)%

Education segment Adjusted EBITDA as a % of net sales	24.1%	25.2%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2016 increased $10.9 million, or 3.2%, from $342.4 million for the same period in 2015 to $353.4 million. The net sales increase was driven by the $18.9 million incremental contribution from the EdTech business which was acquired in May 2015. Further, there was a $11.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in the Asian Pacific and Canada regions. Partially offsetting this increase was a decline in domestic education net sales of $13.0 million due to a smaller new adoption market in 2016 versus 2015 and $6.0 million lower net sales primarily related to lower clinical and formative assessment products.

Our Education segment cost of sales for the three months ended June 30, 2016 increased $3.6 million, or 1.9%, from $187.2 million for the same period in 2015 to $190.8 million. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $4.6 million from $142.7 million in 2015 to $147.3 million in 2016, which was due to higher volume. As a percent of net sales, the cost of sales, excluding publishing rights and pre-publication amortization, remained consistent at 41.7%.

Our Education segment selling and administrative expense for the three months ended June 30, 2016 increased $7.3 million, or 5.7%, from $128.7 million for the same period in 2015 to $136.0 million. The increase was due to $15.0 million of fixed and discretionary expenses attributed to the EdTech business and higher sampling costs of $1.2 million partially offset by $4.6 million of lower commission expenses attributed to lower billings and $1.2 million of lower depository fees.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2016 declined $1.2 million, or 1.4%, from $86.5 million for the same period in 2015 to $85.3 million in 2016. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relates to the acquisition of the EdTech business. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education Segment Adjusted EBITDA as a percentage of net sales was 24.1% and 25.2% of net sales for each of the three months ended June 30, 2016 and 2015, respectively.

Trade Publishing

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$38,658	$37,442	$1,216	3.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	26,203	25,412	791	3.1%
Publishing rights amortization	2,114	2,397	(283)	(11.8)%
Pre-publication amortization	95	147	(52)	(35.4)%

Cost of sales	28,412	27,956	456	1.6%
Selling and administrative	12,281	11,848	433	3.7%
Other intangible asset amortization	858	779	79	10.1%

Operating loss	(2,893)	(3,141)	248	7.9%

Net loss	$(2,893)	$(3,141)	$248	7.9%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$148	$231	$(83)	(35.9)%
Amortization expense	3,067	3,322	(255)	(7.7)%

Trade Publishing segment Adjusted EBITDA	$322	$412	$(90)	(21.8)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	0.8%	1.1%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended June 30, 2016 increased $1.2 million, or 3.2%, from $37.4 million for the same period in 2015 to $38.7 million. The increase in net sales was driven by strong net sales of current year and prior year frontlist culinary titles such as The Whole 30, Weber’s New American Barbecue, Meathead and Ted Talks. Partially offsetting the increase was a decline in net sales of eBooks attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2016 increased $0.5 million, 1.6%, from $28.0 million for the same period in 2015 to $28.4 million. The increase is due to higher net sales volume offset by lower amortization expense of publishing rights due to our use of accelerated amortization methods. As a percent of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, was 67.8% for the three months ended June 30, 2016 and 2015.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2016 increased $0.4 million, or 3.7%, from $11.8 million for the same period in 2015 to $12.3 million. The increase was primarily related to higher advertising and promotion expense and rent expense associated with a new office.

Our Trade Publishing segment Adjusted EBITDA for the three months ended June 30, 2016 decreased $0.1 million from $0.4 million for the same period in 2015 to $0.3 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA and as a percentage of net sales was 0.8% for the three months ended June 30, 2016, which was an unfavorable change from 1.1% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	36,173	30,142	6,031	20.0%
Severance and other charges	3,553	985	2,568	NM

Operating loss	(39,726)	(31,127)	(8,599)	(27.6)%

Interest expense	(9,402)	(6,160)	(3,242)	(52.6)%
Change in fair value of derivative instruments	(619)	369	(988)	NM
Loss on extinguishment of debt	—	(2,173)	2,173	NM

Loss before taxes	(49,747)	(39,091)	(10,656)	(27.3)%
Income tax benefit	(2,782)	(11,404)	8,622	75.6%

Net loss	$(46,965)	$(27,687)	$(19,278)	(69.6)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$9,402	$6,160	$3,242	52.6%
Provision (benefit) for income taxes	(2,782)	(11,404)	8,622	75.6%
Depreciation expense	5,307	3,051	2,256	73.9%
Non-cash charges—(gain) loss on derivative instruments	619	(369)	988	NM
Non-cash charges—stock compensation	3,670	3,717	(47)	(1.3)%
Fees, expenses or charges for equity offerings, debt or acquisitions	812	15,515	(14,703)	(94.8)%
Restructuring/Integration	6,198	651	5,547	NM
Severance, separation costs and facility closures	3,553	985	2,568	NM
Loss on extinguishment of debt	—	2,173	(2,173)	NM
Legal settlement	10,000	—	10,000	NM

Corporate and Other segment Adjusted EBITDA	$(10,186)	$(7,208)	$(2,978)	(41.3)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2016 increased $6.0 million, or 20.0%, from $30.1 million for the same period in 2015 to $36.2 million. The increase was primarily due $2.3 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure. Additionally, we incurred expenses relating to a legal settlement and the cost of integrating the EdTech business partially offset by lower transaction expenses due to the prior year equity and acquisition activity.

Our interest expense for the three months ended June 30, 2016 increased $3.2 million from $6.2 million for the same period in 2015 to $9.4 million in 2016, primarily as a result of the increase to our outstanding term loan credit facility from $178.9 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May 2015.

Our change in fair value of derivative instruments for the three months ended June 30, 2016 unfavorably changed by $1.0 million from a gain of $0.4 million in 2015 to an expense of $0.6 million in 2016. The change in fair value of derivative instruments was related to unfavorable foreign exchange forward and option contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro during the quarter as compared to the same period last year.

Income tax benefit for the three months ended June 30, 2016 changed $8.6 million, from a benefit of $11.4 million for the same period in 2015, to a benefit of $2.8 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (19.5)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate method was estimated to be (6.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2016, unfavorably changed $3.0 million, or 41.3%, from a loss of $7.2 million for the same period in 2015 to a loss of $10.2 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs, debt extinguishment losses and legal settlement charges. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Six Months Ended June 30, 2016 and 2015

Education

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$527,689	$471,311	$56,378	12.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	229,437	215,560	13,877	6.4%
Publishing rights amortization	27,790	37,239	(9,449)	(25.4)%
Pre-publication amortization	59,420	54,093	5,327	9.8%

Cost of sales	316,647	306,892	9,755	3.2%
Selling and administrative	267,886	237,701	30,185	12.7%
Other intangible asset amortization	10,428	5,886	4,542	77.2%

Operating loss	(67,272)	(79,168)	11,896	15.0%

Net loss	$(67,272)	$(79,168)	$11,896	15.0%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$27,754	$29,980	$(2,226)	(7.4)%
Amortization expense	97,638	97,219	419	0.4%
Purchase accounting adjustments	3,088	1,074	2,014	NM

Education segment Adjusted EBITDA	$61,208	$49,105	$12,103	24.6%

Education segment Adjusted EBITDA as a % of net sales	11.6%	10.4%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2016 increased $56.4 million, or 12.0%, from $471.3 million for the same period in 2015 to $527.7 million. The net sales increase was driven by the $54.0 million incremental contribution from the EdTech business we acquired in May 2015. Further, there was a $11.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in the Asian Pacific and Canada regions. Partially offsetting this increase was $9.0 million of lower net sales of clinical and formative assessment products.

Our Education segment cost of sales for the six months ended June 30, 2016 increased $9.8 million, or 3.2%, from $306.9 million for the same period in 2015 to $316.6 million. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $13.9 million from $215.6 million in 2015 to $229.4 million in 2016, of which $25.8 million is attributed to higher net sales volume. As a percent of net sales, the cost of sales, excluding publishing rights and pre-publication amortization, decreased to 43.5% from 45.7%, resulting in an approximate $11.9 million improvement to the operating loss. The improvement was primarily attributed to the increased recognition of previously deferred digital billings which carries lower cost along with the low product cost associated with the EdTech digital products. Further offsetting the increase in the cost of sales was a net $4.1 million reduction of amortization cost due to the accelerated method of amortization of the publishing rights.

Our Education segment selling and administrative expense for the six months ended June 30, 2016 increased $30.2 million, or 12.7%, from $237.7 million for the same period in 2015 to $267.9 million. The increase was due to $36.0 million of fixed and discretionary expenses attributed to the EdTech business offset by lower commission expenses of $3.1 million attributed to lower billings and lower depository fees.

Our Education segment Adjusted EBITDA for the six months ended June 30, 2016 improved $12.1 million, or 24.6%, from $49.1 million for the same period in 2015 to $61.2 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relates to the acquisition of the EdTech business. The improvement is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education Segment Adjusted EBITDA as a percentage of net sales increased to 11.6% of net sales for the six months ended June 30, 2016 from 10.4% for the same period in 2015 primarily due to the factors identified in Education segment Adjusted EBITDA.

Trade Publishing

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$70,169	$71,241	$(1,072)	(1.5)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	49,547	49,085	462	0.9%
Publishing rights amortization	4,416	5,052	(636)	(12.6)%
Pre-publication amortization	176	279	(103)	(36.9)%

Cost of sales	54,139	54,416	(277)	(0.5)%
Selling and administrative	24,343	23,314	1,029	4.4%
Other intangible asset amortization	1,716	1,593	123	7.7%

Operating loss	(10,029)	(8,082)	(1,947)	(24.1)%

Net loss	$(10,029)	$(8,082)	$(1,947)	(24.1)%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$356	$431	$(75)	(17.4)%
Amortization expense	6,308	6,923	(615)	(8.9)%

Trade Publishing segment Adjusted EBITDA	$(3,365)	$(728)	$(2,637)	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	(4.8)%	(1.0)%

NM = not meaningful

Our Trade Publishing segment net sales for the six months ended June 30, 2016 decreased $1.1 million, or 1.5%, from $71.2 million for the same period in 2015 to $70.2 million. The decrease in net sales was driven by a decrease in net sales of eBooks attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue. Partially offsetting the decline were strong net sales of frontlist titles such as The Whole 30, The Immortal Irishman, Property Brothers Dream Home, Weber’s New American Barbecue, Meathead and Ted Talks.

Our Trade Publishing segment cost of sales for the six months ended June 30, 2016 decreased $0.3 million, 0.5%, from $54.4 million for the same period in 2015 to $54.1 million. The decrease is due to lower net sales volume along with lower amortization expense of publishing rights due to our use of accelerated amortization methods, partially offset by higher production cost due to product mix. Cost of sales, excluding publishing rights and pre-publication amortization increased as a percent of net sales, from 68.9% in 2015 to 70.6% in 2016. The increase is attributed to the mix of products, as 2016 had lower eBook sales and higher sales of culinary product line which carries a higher cost.

Our Trade Publishing segment selling and administrative expense for the six months ended June 30, 2016 increased $1.0 million, or 4.4%, from $23.3 million for the same period in 2015 to $24.3 million. The increase was primarily related to higher advertising and promotion expense and salary related costs.

Our Trade Publishing segment Adjusted EBITDA for the six months ended June 30, 2016 decreased $2.6 million from a loss of $0.7 million for the same period in 2015 to a loss of $3.4 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. As a percentage of net sales, our Trade Publishing segment Adjusted EBITDA was a loss of 4.8% for the six months ended June 30, 2016, which was an unfavorable change from a loss of 1.0% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	60,925	52,681	8,244	15.6%
Severance and other charges	5,130	2,042	3,088	NM

Operating loss	(66,055)	(54,723)	(11,332)	(20.7)%

Interest expense	(18,735)	(12,114)	(6,621)	(54.7)%
Change in fair value of derivative instruments	165	(1,851)	2,016	NM
Loss on extinguishment of debt	—	(2,173)	2,173	NM

Loss before taxes	(84,625)	(70,861)	(13,764)	(19.4)%
Income tax expense	31,613	9,572	22,041	NM

Net loss	$(116,238)	$(80,433)	$(35,805)	(44.5)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$18,735	$12,114	$6,621	54.7%
Provision for income taxes	31,613	9,572	22,041	NM
Depreciation expense	9,624	5,774	3,850	66.7%
Non-cash charges—(gain) loss on derivative instruments	(165)	1,851	(2,016)	NM
Non-cash charges—stock compensation	6,673	6,812	(139)	(2.0)%
Fees, expenses or charges for equity offerings, debt or acquisitions	979	18,892	(17,913)	(94.8)%
Restructuring/Integration	10,014	661	9,353	NM
Severance, separation costs and facility closures	5,130	2,042	3,088	NM
Loss on extinguishment of debt	—	2,173	(2,173)	NM
Legal settlement	10,000	—	10,000	NM

Corporate and Other segment Adjusted EBITDA	$(23,635)	$(20,542)	$(3,093)	(15.1)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the six months ended June 30, 2016 increased $8.2 million, or 15.6%, from $52.7 million for the same period in 2015 to $60.9 million. The increase was primarily due to an increase of $3.8 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure. Additionally, an increase in legal settlements and integration expenses was largely offset by lower transaction expenses due to the prior year equity and acquisition activity.

Our interest expense for the six months ended June 30, 2016 increased $6.6 million from $12.1 million for the same period in 2015 to $18.7 million in 2016, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May 2015.

Our change in fair value of derivative instruments for the six months ended June 30, 2016 favorably changed by $2.0 million from an expense of $1.9 million in 2015 to a benefit of $0.2 million in 2016. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter as compared to the same period last year.

Income tax expense for the six months ended June 30, 2016 increased $22.0 million, from an expense of $9.6 million for the same period in 2015, to $31.6 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (19.5)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate method was estimated to be (6.1)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2016, unfavorably changed $3.1 million, or 15.1%, from a loss of $20.5 million for the same period in 2015 to a loss of $23.6 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring/integration costs, severance and facility vacant space costs, debt extinguishment losses and legal settlement charges. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$98,010	$234,257
Short-term investments	—	198,146
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	767,011	769,283

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net cash used in operating activities	$(168,777)	$(134,777)
Net cash provided by (used in) investing activities	76,254	(367,825)
Net cash (used in) provided by financing activities	(43,724)	365,431

Operating activities

Net cash used in operating activities was $168.8 million for the six months ended June 30, 2016, a $34.0 million increase from the $134.8 million used in operating activities for the six months ended June 30, 2015. The increase in cash used in operating activities from 2015 to 2016 was primarily driven by unfavorable net changes in operating assets and liabilities of $25.9 million in addition to less profitable operations, net of non-cash items, of $8.1 million. The unfavorable net changes in operating assets and liabilities were primarily due to lower net deferrals of $58.8 million attributed to greater recognition of revenue attributed to the EdTech acquisition along with the product mix when compared to the prior year period, unfavorable changes in inventory of $15.4 million, unfavorable changes in royalties of $13.4 million due to volume and timing of payments, and net unfavorable changes in other operating assets and liabilities of $3.7 million. These unfavorable changes were partially offset by favorable changes in accounts receivable of $46.7 million attributed to greater billings in 2016 due to the EdTech acquisition and favorable changes in accounts payable of $18.7 million due to timing of disbursements.

Investing activities

Net cash provided by investing activities was $76.3 million for the six months ended June 30, 2016, an increase of $444.1 million from the $367.8 million used in investing activities for the six months ended June 30, 2015. The increase in proceeds was primarily due to the acquisition of the EdTech business in May 2015, partially offset by lower net proceeds from sales and maturities of short-term investments of $89.0 million compared to 2015. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment increased by $44.6 million, due to capital spend pertaining to the EdTech business, which we acquired in May 2015 and increased spend on leasehold improvements related to various office moves, technology infrastructure and timing of spend.

Financing activities

Net cash used in financing activities was $43.7 million for the six months ended June 30, 2016, an increase of $409.1 million from the $365.4 million of net cash provided by financing activities for the six months ended June 30, 2015. The increase in cash used in financing activities was primarily due to the prior period benefiting from net proceeds of $796.0 million from our Term Loan Facility partially offset by an increase in principal payments on our previously existing term loan of $243.1 million in connection with the acquisition of the EdTech business in May 2015. Further, we incurred $13.7 million in the prior period for deferred financing fees related to the closing of the Term Loan Facility. In 2016, we made $4.0 million of principal payments under our Term Loan Facility. Offsetting the aforementioned, we incurred less cash expenditures of $140.2 million under our share repurchase program for our common stock during 2016 compared to the prior period. Also, we received $6.4 million of less proceeds during 2016 related to stock option exercises.

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

Term Loan Facility

In connection with our closing of the EdTech acquisition, we entered into an amended and restated term loan credit facility (the “Term Loan Facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. As of June 30, 2016, we had approximately $792.0 million ($775.0 million, net of discount and issuance costs) outstanding under the Term Loan Facility.

The Term Loan Facility has a six year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of June 30, 2016, the interest rate of the Term Loan Facility was 4.0%.

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

The Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the Revolving Credit Facility on a dollar-for-dollar basis. As of June 30, 2016, we had approximately $31.8 million of outstanding letters of credit and approximately $200.7 million of borrowing availability under the Revolving Credit Facility. No loans have been drawn on the Revolving Credit Facility as of July 29, 2016.

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

The Revolving Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2016, due to our level of borrowing availability.

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

General

We had $98.0 million of cash and cash equivalents and no short-term investments at June 30, 2016. We had $234.3 million of cash and cash equivalents and $198.1 million of short-term investments at December 31, 2015.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended June 30, 2016 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The most significant assets affected by inflation include pre-publication, other property, plant and equipment and inventories. We use the weighted average cost method to value substantially all inventory. We have negotiated favorable pricing through contractual agreements with our two top print and sourcing vendors, and from our other major vendors, which has helped to stabilize our unit costs, and therefore our cost of inventories sold. Our business requires a high level of investment in pre-publication for our educational content, and in other property, plant and equipment. We expect to continue to commit funds to these areas. We believe that by continuing to emphasize cost controls, technological improvements and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

Covenant Compliance

As of June 30, 2016, we were in compliance with all of our debt covenants.

We are currently required to meet certain incurrence based financial covenants as defined under our Term Loan Facility and Revolving Credit Facility. We have incurrence based financial covenants primarily pertaining to a maximum leverage ratio, fixed charge coverage ratio, and liquidity. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Cost of repurchases (in thousands)	$20,020	$51,018
Shares repurchased	1,111,000	2,631,918
Average cost per share	$18.02	$19.38

As of June 30, 2016, there was approximately $486.0 million available for share repurchases under this authorization.

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

As of June 30, 2016, we had $792.0 million ($775.0 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our Revolving Credit Facility, and borrowings under the Revolving Credit Facility bear interest at a variable rate. We had no borrowings outstanding under the Revolving Credit Facility at June 30, 2016. Assuming that the Revolving Credit Facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the Revolving Credit Facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of June 30, 2016. These contracts are effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2016 and December 31, 2015. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. During the second quarter of 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and will make total settlement payments of $10.0 million collectively, with $4.0 million to be paid during the third quarter of 2016 and $6.0 million to be paid during the first quarter of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the second quarter of 2016 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	$—	—	$—
May 1, 2016 to May 31, 2016	1,111,000	18.02	1,111,000	485,969
June 1, 2016 to June 30, 2016	—	—	—	—

Total	1,111,000	$18.02	1,111,000	$485,969

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018.

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

Houghton Mifflin Harcourt Company (Registrant)

August 4, 2016	By:	/s/ Linda K. Zecher
Linda K. Zecher
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 4, 2016	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)