Form 10-Q
period 2016-09-30
Houghton Mifflin Harcourt Co
filed 2016-11-03
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2016 was 123,008,206.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, the industry in which we operate, the impact of new accounting guidance, expenses, effective tax rates, future liabilities, decisions of our customers, education expenditures, population growth, state curriculum adoptions and purchasing cycles, the impact of acquisitions and other investments, our share repurchase program and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause our results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; industry cycles and trends; the rate and state of technological change; changes in product distribution channels and concentration of retailer power; changes in our competitive environment; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems; dependence on a small number of print and paper vendors; third-party software and technology development; our ability to identify, complete, or achieve the expected benefits of, acquisitions; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; management changes; the results and timing of our search for a new Chief Executive Officer; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$150,098	$234,257
Short-term investments	66,403	198,146
Accounts receivable, net of allowance for bad debts and book returns of $31.9 million and $32.7 million, respectively	438,596	256,099
Inventories	169,662	171,446
Prepaid expenses and other assets	25,589	22,877

Total current assets	850,348	882,825
Property, plant, and equipment, net	179,170	149,680
Pre-publication costs, net	320,536	321,931
Royalty advances to authors, net	46,630	44,736
Goodwill	783,073	783,073
Other intangible assets, net	848,052	912,955
Deferred income taxes	3,540	3,540
Other assets	20,723	23,210

Total assets	$3,052,072	$3,121,950

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	86,811	94,483
Royalties payable	83,517	85,766
Salaries, wages, and commissions payable	39,796	45,340
Deferred revenue	277,498	231,172
Interest payable	106	106
Severance and other charges	7,145	4,894
Accrued postretirement benefits	1,910	1,910
Other liabilities	31,445	34,937

Total current liabilities	536,228	506,608
Long-term debt, net of discount and issuance costs	765,874	769,283
Long-term deferred revenue	464,052	440,625
Accrued pension benefits	20,757	23,726
Accrued postretirement benefits	22,275	23,657
Deferred income taxes	153,098	139,810
Other liabilities	27,116	19,920

Total liabilities	1,989,400	1,923,629

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 147,397,039 and 145,613,978 shares issued at September 30, 2016 and December 31, 2015, respectively; 122,820,005 and 123,940,510 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1,474	1,456
Treasury stock, 24,577,034 and 21,673,468 shares as of September 30, 2016 and December 31, 2015, respectively, at cost (related parties of $193,493 in 2016 and 2015)	(518,030)	(463,013)
Capital in excess of par value	4,865,615	4,833,388
Accumulated deficit	(3,237,299)	(3,133,782)
Accumulated other comprehensive loss	(49,088)	(39,728)

Total stockholders’ equity	1,062,672	1,198,321

Total liabilities and stockholders’ equity	$3,052,072	$3,121,950

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2016	2015	2016	2015
Net sales	$533,021	$575,507	$1,130,879	$1,118,059
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	206,177	220,492	485,161	485,137
Publishing rights amortization	14,573	19,358	46,779	61,649
Pre-publication amortization	33,903	32,437	93,499	86,809

Cost of sales	254,653	272,287	625,439	633,595
Selling and administrative	185,252	191,843	538,406	505,539
Other intangible asset amortization	5,980	7,255	18,124	14,734
Severance and other charges	3,765	1,563	8,895	3,605

Operating income (loss)	83,371	102,559	(59,985)	(39,414)

Other income (expense)
Interest expense	(9,493)	(10,196)	(28,228)	(22,310)
Change in fair value of derivative instruments	257	(42)	422	(1,893)
Loss on extinguishment of debt	—	(878)	—	(3,051)

Income (loss) before taxes	74,135	91,443	(87,791)	(66,668)
Income tax expense (benefit)	(15,887)	(39,638)	15,726	(30,066)

Net income (loss)	$90,022	$131,081	$(103,517)	$(36,602)

Net income (loss) per share attributable to common stockholders
Basic	$0.74	$0.97	$(0.85)	$(0.26)

Diluted	$0.73	$0.94	$(0.85)	$(0.26)

Weighted average shares outstanding
Basic	122,011,716	135,169,318	122,349,857	138,978,746

Diluted	123,017,854	139,813,309	122,349,857	138,978,746

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2016	2015	2016	2015
Net income (loss)	$90,022	$131,081	$(103,517)	$(36,602)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(91)	637	(301)	(1,828)
Unrealized gain on short-term investments, net of tax	6	45	63	45
Net change in unrealized loss on derivative financial instruments, net of tax	(246)	(4,461)	(9,122)	(4,461)

Other comprehensive loss, net of taxes	(331)	(3,779)	(9,360)	(6,244)

Comprehensive income (loss)	$89,691	$127,302	$(112,877)	$(42,846)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities
Net loss	$(103,517)	$(36,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	217,361	216,542
Amortization of debt discount and deferred financing costs	3,134	5,807
Deferred income taxes	13,288	42,193
Stock compensation	8,754	9,928
Loss on extinguishment of debt	—	3,051
Change in fair value of derivative instruments	(422)	1,893
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(182,496)	(191,826)
Inventories	1,784	12,074
Other assets	1,490	(8,772)
Accounts payable and accrued expenses	(9,774)	25,693
Royalties payable and author advances, net	(3,918)	15,718
Deferred revenue	69,753	147,583
Interest payable	—	59
Severance and other charges	1,480	(2,670)
Accrued pension and postretirement benefits	(4,351)	(4,053)
Other liabilities	(3,111)	(73,240)

Net cash provided by operating activities	9,455	163,378

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	197,724	286,732
Purchases of short-term investments	(66,437)	(146,518)
Additions to pre-publication costs	(94,659)	(78,978)
Additions to property, plant, and equipment	(90,496)	(49,642)
Acquisition of business, net of cash acquired	—	(578,190)
Investment in preferred stock	(1,000)	—

Net cash used in investing activities	(54,868)	(566,596)

Cash flows from financing activities
Proceeds from term loan, net of discount	—	796,000
Payments of long-term debt	(6,000)	(245,125)
Payments of deferred financing fees	—	(15,255)
Repurchases of common stock (related parties of $193,493 in 2015)	(55,017)	(239,408)
Tax withholding payments related to net share settlements of restricted stock units	(1,410)	(658)
Proceeds from stock option exercises	21,484	28,126
Issuance of common stock under employee stock purchase plan	2,197	—

Net cash (used in) provided by financing activities	(38,746)	323,680

Net decrease in cash and cash equivalents	(84,159)	(79,538)
Cash and cash equivalent at the beginning of the period	234,257	456,581

Cash and cash equivalent at the end of the period	$150,098	$377,043

Supplementary disclosure of cash flow information
Pre-publication costs included in accounts payable (non-cash)	$11,967	$10,545
Property, plant, and equipment included in accounts payable (non-cash)	5,160	4,028
Property, plant, and equipment acquired under capital leases (non-cash)	—	1,912
Amounts due from seller for acquisition (non-cash)	—	2,034
Issuance of common stock upon exercise of warrants (non-cash)	—	1,815

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”) is a global learning company, specializing in education solutions across a variety of media, delivering content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are a leading provider of kindergarten through 12th grade (“K-12”) educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade, general interest, young readers and reference material include adult and children’s fiction and non-fiction books that have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

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

The consolidated financial statements of HMH include the accounts of all of our wholly owned subsidiaries as of September 30, 2016 and December 31, 2015 and the three- and nine-month periods ended September 30, 2016 and September 30, 2015.

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

During the nine months ended September 30, 2016, we recorded out-of-period corrections of approximately $2.9 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three and nine months ended September 30, 2016 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015.

3.	Recent Accounting Standards

Recent accounting standards not included below are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued a guidance update to classifications of certain cash receipts and cash payments on the Statement of Cash Flows with the objective of reducing the existing diversity in practice. This updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective in 2018 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance and we do not expect it to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance and we do not expect it to have a material impact on our consolidated financial statements.

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

Recently Adopted Accounting Standards

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

	Unaudited
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net sales	$578,464	$1,186,956
Net loss	135,387	(50,693)

5.	Inventories

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Finished goods	$164,478	$166,904
Raw materials	5,184	4,542

Inventory	$169,662	$171,446

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073
Trademarks and tradenames: indefinite-lived	439,605	—	439,605	439,605	—	439,605
Trademarks and tradenames	54,730	(3,648)	51,082	54,730	(1,596)	53,134
Publishing rights	1,180,000	(1,017,346)	162,654	1,180,000	(970,567)	209,433
Customer related and other	442,640	(247,929)	194,711	442,640	(231,857)	210,783

	$2,900,048	$(1,268,923)	$1,631,125	$2,900,048	$(1,204,020)	$1,696,028

The changes in the carrying amount of goodwill for the period ended September 30, 2016 was as follows:

Balance at December 31, 2015	$783,073
Acquisitions	—

Balance at September 30, 2016	$783,073

Amortization expense for publishing rights and customer related and other intangibles were $20.6 million and $26.6 million for the three months ended September 30, 2016 and 2015, respectively, and $64.9 million and $76.4 million for the nine months ended September 30, 2016 and 2015, respectively.

7.	Debt

Our debt consisted of the following:

	September 30, 2016	December 31, 2015
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$773,874	$777,283
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$765,874	$769,283

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

The Term Loan Facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of September 30, 2016, the interest rate of the Term Loan Facility was 4.0%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and had $400.0 million outstanding as of September 30, 2016. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $9.1 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the nine months ended September 30, 2016. The total hedge liability of $12.8 million is included within long-term other liabilities in our consolidated balance sheet as of September 30, 2016. The interest rate derivative contracts mature on July 22, 2020.

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

The Revolving Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the Revolving Credit Facility is less than certain limits prescribed by the terms of the Revolving Credit Facility. The Revolving Credit Facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The Revolving Credit Facility is subject to customary events of default. No amounts have been drawn on the Revolving Credit Facility as of September 30, 2016.

As of September 30, 2016, the minimum fixed charge coverage ratio covenant under our Revolving Credit Facility was not applicable, due to our level of borrowing availability.

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

2016

During the nine months ended September 30, 2016, $5.2 million of severance payments were made to employees whose employment ended in 2016 and prior years and $2.2 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $9.9 million to reflect additional costs for severance related to executive management changes and cost saving initiatives, which we expect to be paid over the next twelve months, along with a favorable $1.0 million accrual adjustment for vacated space.

2015

During the nine months ended September 30, 2015, $3.0 million of severance payments were made to employees whose employment ended in 2015 and prior years and $3.3 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $3.2 million to reflect additional costs for severance, which have been fully paid, along with a $0.4 million accrual for vacated space.

A summary of the significant components of the severance/restructuring and other charges is as follows:

	2016
	Severance/ restructuring accrual at December 31, 2015	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2016
Severance costs	$1,455	$9,856	$(5,247)	$6,064
Other accruals	5,251	(961)	(2,168)	2,122

	$6,706	$8,895	$(7,415)	$8,186

	2015
	Severance/ restructuring accrual at December 31, 2014	Severance/ restructuring expense	Cash payments	Severance/ restructuring accrual at September 30, 2015
Severance costs	$1,271	$3,176	$(2,949)	$1,498
Other accruals	9,050	429	(3,326)	6,153

	$10,321	$3,605	$(6,275)	$7,651

The current portion of the severance and other charges was $7.1 million and $4.9 million as of September 30, 2016 and December 31, 2015, respectively.

9.	Income Taxes

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

For the three months ended September 30, 2016 and 2015, we recorded an income tax expense (benefit) of $(15.9) million and $(39.6) million, respectively, and for the nine months ended September 30, 2016 and 2015, we recorded an income tax expense (benefit) of approximately $15.7 million and $(30.1) million, respectively. The benefit was impacted by approximately $1.0 million and $34.9 million, for the nine months ended September 30, 2016 and 2015, respectively, attributed to a release of an accrual for uncertain tax positions as the statutory period expired. For all periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (21.4)% and (43.3)% for the three months ended September 30, 2016 and 2015, respectively, and (17.9)% and 45.1% for the nine months ended September 30, 2016 and 2015, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.5 and $16.3 million at September 30, 2016 and December 31, 2015, respectively.

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

Net periodic benefit cost (credit) for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Nine Months Ended September 30,
	2016	2015
Interest cost	$3,918	$5,039
Expected return on plan assets	(6,863)	(7,317)
Amortization of net loss	37	248

Net periodic benefit (credit) cost	$(2,908)	$(2,030)

	Other Post Retirement Plans
	Nine Months Ended September 30,
	2016	2015
Service cost	$122	$154
Interest cost	657	811
Amortization of prior service cost	(1,004)	(1,036)
Amortization of net loss	65	165

Net periodic benefit (credit) cost	$(160)	$94

There were no contributions to the pension plans for the nine months ended September 30, 2016 and 2015, and we do not expect to make a contribution to the pension plans during 2016.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$99,484	$99,484	$—	(a)
U.S. treasury securities	8,001	8,001	—	(a)
U.S. agency securities	58,402	—	58,402	(a)

	$165,887	$107,485	$58,402

Financial liabilities
Foreign exchange derivatives	$29	$—	$29	(a)
Interest rate derivatives	12,762	—	12,762	(a)

	$12,791	$—	$12,791

	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$175,465	$175,465	$—	(a)
U.S. treasury securities	8,994	8,994	—	(a)
U.S. agency securities	189,152	—	189,152	(a)

	$373,611	$184,459	$189,152

Financial liabilities
Foreign exchange derivatives	$340	$—	$340	(a)
Interest rate derivatives	3,641	—	3,641	(a)

	$3,981	$—	$3,981

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $99.5 million and $175.5 million invested in money market funds as of September 30, 2016 and December 31, 2015, respectively, we had $50.6 million and $58.8 million of cash in bank accounts as of September 30, 2016 and December 31, 2015, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $17.3 million and $17.5 million at September 30, 2016 and December 31, 2015, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2016 and December 31, 2015, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives instruments are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of September 30, 2016.

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

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2016.

There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015.

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the nine months ended September 30, 2016.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2016 and December 31, 2015. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$773,874	$766,135	$777,283	$752,021

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2016 and December 31, 2015. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During the second quarter of 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and will make total settlement payments of $10.0 million collectively, with $4.0 million paid during the third quarter of 2016 and $6.0 million to be paid during the first quarter of 2017.

We were contingently liable for $4.1 million and $9.4 million of performance-related surety bonds for our operating activities as of September 30, 2016 and December 31, 2015, respectively. An aggregate of $31.7 million and $31.9 million of letters of credit existed as of September 30, 2016 and December 31, 2015, respectively, of which $2.4 million and $2.5 million backed the aforementioned performance-related surety bonds as of September 30, 2016 and December 31, 2015, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2016 and December 31, 2015.

Concentration of Credit Risk and Significant Customers

As of September 30, 2016 and December 31, 2015, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

13.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income (loss) attributable to common stockholders	$90,022	$131,081	$(103,517)	$(36,602)

Denominator
Weighted average shares outstanding
Basic	122,011,716	135,169,318	122,349,857	138,978,746
Diluted	123,017,854	139,813,309	122,349,857	138,978,746
Net income (loss) per share attributable to common stockholders
Basic	$0.74	$0.97	$(0.85)	$(0.26)
Diluted	$0.73	$0.94	$(0.85)	$(0.26)

As we incurred a net loss in the nine month periods ended September 30, 2016 and 2015, presented above, the outstanding stock options, restricted stock, and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	1,433,178	88,696	6,104,189	8,476,246
Restricted stock and restricted stock units	146,183	—	704,778	631,149
Warrants	—	—	—	7,336,648

14.	Stockholders’ Equity

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

The Company’s share repurchase activity was as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Cost of repurchases (in thousands)	$3,999	$55,017
Shares repurchased	271,648	2,903,566
Average cost per share	$14.72	$18.95

As of September 30, 2016, there was approximately $482.0 million available for share repurchases under this authorization.

15.	Segment Reporting

As of September 30, 2016, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal markets for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

(in thousands)	Three Months Ended September 30,
	Education	Trade Publishing	Corporate/ Other
2016
Net sales	$487,209	$45,812	$—
Segment Adjusted EBITDA	174,230	6,480	(12,339)
2015
Net sales	$532,245	$43,262	$—
Segment Adjusted EBITDA	198,284	3,795	(10,537)

(in thousands)	Nine Months Ended September 30,
	Education	Trade Publishing	Corporate/ Other
2016
Net sales	$1,014,898	$115,981	$—
Segment Adjusted EBITDA	235,438	3,115	(35,974)
2015
Net sales	$1,003,556	$114,503	$—
Segment Adjusted EBITDA	247,389	3,067	(31,079)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Segment Adjusted EBITDA	$168,371	$191,542	$202,579	$219,377
Interest expense	(9,493)	(10,196)	(28,228)	(22,310)
Depreciation expense	(21,225)	(17,165)	(58,959)	(53,350)
Amortization expense	(54,456)	(59,050)	(158,402)	(163,192)
Non-cash charges—stock-compensation	(2,081)	(3,116)	(8,754)	(9,928)
Non-cash charges—gain (loss) on derivative instrument	257	(42)	422	(1,893)
Purchase accounting adjustments	(1,197)	(4,046)	(4,285)	(5,120)
Fees, expenses or charges for equity offerings, debt or acquisitions	(92)	—	(1,071)	(18,791)
Restructuring/Integration	(2,184)	(4,043)	(12,198)	(4,805)
Severance, separation costs and facility closures	(3,765)	(1,563)	(8,895)	(3,605)
Loss on extinguishment of debt	—	(878)	—	(3,051)
Legal settlement	—	—	(10,000)	—

Net income (loss) before taxes	74,135	91,443	(87,791)	(66,668)
Provision (benefit) for income taxes	(15,887)	(39,638)	15,726	(30,066)

Net income (loss)	$90,022	$131,081	$(103,517)	$(36,602)

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

Overview

We are a global learning company, specializing in education solutions across a variety of media. We deliver content, services and technology to both educational institutions and consumers, reaching over 50 million students in more than 150 countries worldwide. In the United States, we are a leading provider of K-12 educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, since 1832, our trade and reference materials, including adult and children’s fiction and non-fiction books, have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

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

Basal programs, which represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in basal programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, whole group instruction materials, practice aids, educational games and professional services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Currently, nineteen states, known as adoption states, review and approve new basal programs usually every six to eight years on a state-wide basis. School districts in those states typically select and purchase materials from the state-approved list. The remaining states are known as open states or open territories. In those states, materials are not reviewed at the state level, and each individual school or school district is free to procure materials at any time, although most follow a five to ten year replacement cycle. The student population in adoption states represents over 50% of the U.S. elementary and secondary school-age population. Many adoption states provide “categorical funding” for instructional materials, which means that state funds cannot be used for any other purpose. Our basal programs, primarily in adoption states, typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for basal programs.

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

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed over the past several years, and generally represents approximately 10% of our Trade Publishing net sales.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida is adopting social studies materials in 2016, for purchase in 2017, and is scheduled to adopt science in 2017, for purchase in 2018. Texas school districts purchased social studies and high school math materials in 2015 and will purchase materials for languages other than English in 2017. The next major adoption in Texas is expected to be Reading/English Language Arts, currently scheduled for adoption in 2018 and purchase in 2019. California adopted math materials in 2013, with purchases beginning in 2014 and continuing through 2016, and adopted English language arts materials in 2015 for purchase beginning in 2016 and continuing through 2018. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2017 legislative session is expected to appropriate funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically, although not always, captured a leading market share in these states in the years that they adopt educational materials for various subjects.

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

We employ several pricing models to serve various customer segments, including institutions, consumers, other government agencies (e.g., penal institutions, community centers, etc.) and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

•	Pay-up-front: Customer makes a fixed payment at time of purchase and we provide a specific product/service in return;

•	Pre-pay Subscription: Customer makes a one-time payment at time of purchase, but receives a stream of goods/services over a defined time horizon; for example, we currently provide customers the option to purchase a multi-year subscription to textbooks where for a one-time charge, a new copy of the work text is delivered to the customer each year for a defined time period. Pre-pay subscriptions to online textbooks are another example where the customer receives access to an online book for a specific period of time; and

•	Pay-as-you-go Subscription: Similar to the pre-pay subscription, except that the customer makes periodic payments in a pre-described manner. With the exception of our professional services business, this pricing model is the least prevalent of the three models.

Cost of sales, excluding publishing rights and pre-publication amortization

Cost of sales, excluding publishing rights and pre-publication amortization, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content and platform development group. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform development group. We also include amortization expense associated with our customer facing software platforms. Certain products such as trade books and those products associated with our renowned authors carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher cost of sales. A change in the sales mix of our products or services can impact consolidated profitability.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of customer relationships, tradenames, content rights and licenses. The customer relationships, tradenames, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three and nine months ended September 30, 2016 was $6.0 million and $18.1 million, respectively.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our Revolving Credit Facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three and nine months ended September 30, 2016 was $9.5 million and $28.2 million, respectively.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2016 and 2015

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$533,021	$575,507	$(42,486)	(7.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	206,177	220,492	(14,315)	(6.5)%
Publishing rights amortization	14,573	19,358	(4,785)	(24.7)%
Pre-publication amortization	33,903	32,437	1,466	4.5%

Cost of sales	254,653	272,287	(17,634)	(6.5)%
Selling and administrative	185,252	191,843	(6,591)	(3.4)%
Other intangible assets amortization	5,980	7,255	(1,275)	(17.6)%
Severance and other charges	3,765	1,563	2,202	NM

Operating income	83,371	102,559	(19,188)	(18.7)%

Other income (expense):
Interest expense	(9,493)	(10,196)	703	6.9%
Change in fair value of derivative instruments	257	(42)	299	NM
Loss on extinguishment of debt	—	(878)	878	NM

Income before taxes	74,135	91,443	(17,308)	(18.9)%
Income tax benefit	(15,887)	(39,638)	23,751	60.0%

Net income	$90,022	$131,081	$(41,059)	(31.3)%

NM = not meaningful

Net sales for the three months ended September 30, 2016 decreased $42.5 million, or 7.4%, from $575.5 million for the same period in 2015 to $533.0 million. The net sales decrease was driven by a decline in domestic education net sales of $48.0 million due to a smaller new adoption market in 2016 versus 2015 coupled with lower market share, $6.0 million of lower professional services delivered and $6.0 million of lower net sales from the assessment business, primarily clinical, due to the natural attrition of sales over time following the initial release of a new product version. Partially offsetting the decrease was a $3.0 million increase in net sales from the international business due primarily to greater sales in Latin America, and $2.6 million of higher Trade Publishing net sales driven by strong net sales of current year and prior year frontlist titles such as The Whole 30, Little Blue Truck Halloween, Steve Young’s QB and How to Bake Everything.

Operating income for the three months ended September 30, 2016 decreased by $19.2 million from $102.6 million for the same period in 2015 to $83.4 million, due primarily to the following:

•	The impact of the decline in net sales of $42.5 million,

•	A $2.2 million increase in severance and other charges due to changes in executive management as well as continued restructuring activities,

•	Partially offsetting the aforementioned, our cost of sales, excluding publishing rights and pre-publication amortization, decreased $14.3 million compared to prior year period. As a percentage of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, increased to 38.7% from 38.3%, resulting in an approximate $2.0 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, due to product mix as we sold more product carrying high cost this period offset by a $16.3 million decrease attributed to lower volume,

•	Additionally, selling and administrative costs declined $6.6 million due to decreased commission expense attributed to lower sales performance partially offset by higher labor costs, and

•	A $4.6 million net reduction in net amortization expense related to publishing rights, pre-publication costs and other intangible assets, due primarily to our use of accelerated amortization methods.

Interest expense for the three months ended September 30, 2016 decreased $0.7 million, from $10.2 million for the same period in 2015 to $9.5 million, primarily due to a lower outstanding balance on our Term Loan Facility.

Change in fair value of derivative instruments for the three months ended September 30, 2016 favorably changed by $0.3 million from a slight loss for the same period in 2015 to a gain of $0.3 million in 2016. The change in fair value of derivative instruments was related to foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter.

Income tax benefit for the three months ended September 30, 2016 unfavorably changed $23.8 million, from a benefit of $39.6 million for the same period in 2015, to a benefit of $15.9 million in 2016. The 2015 benefit was impacted by $34.9 million attributed to the release of an accrual for uncertain tax positions as the statutory period expired. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.7)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the annual effective tax rate was estimated to be (5.4)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Nine Months Ended September 30, 2016 and 2015

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$1,130,879	$1,118,059	$12,820	1.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	485,161	485,137	24	0.0%
Publishing rights amortization	46,779	61,649	(14,870)	(24.1)%
Pre-publication amortization	93,499	86,809	6,690	7.7%

Cost of sales	625,439	633,595	(8,156)	(1.3)%
Selling and administrative	538,406	505,539	32,867	6.5%
Other intangible assets amortization	18,124	14,734	3,390	23.0%
Severance and other charges	8,895	3,605	5,290	NM

Operating loss	(59,985)	(39,414)	(20,571)	(52.2)%

Other income (expense):
Interest expense	(28,228)	(22,310)	(5,918)	(26.5)%
Change in fair value of derivative instruments	422	(1,893)	2,315	NM
Loss on extinguishment of debt	—	(3,051)	3,051	NM

Loss before taxes	(87,791)	(66,668)	(21,123)	(31.7)%
Income tax expense (benefit)	15,726	(30,066)	45,792	NM

Net loss	$(103,517)	$(36,602)	$(66,915)	NM

NM = not meaningful

Net sales for the nine months ended September 30, 2016 increased $12.8 million, or 1.1%, from $1,118.1 million for the same period in 2015 to $1,130.9 million. The net sales increase was driven by the $45.0 million incremental contribution from the EdTech business which was acquired in May 2015. Further, there was an $18.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in the Asia Pacific and Latin America. Further, there was a $1.5 million increase in Trade Publishing net sales due to strong net sales of frontlist titles The Whole30, The Immortal Irishman, Property Brothers Dream Home, Little Blue Truck Halloween and Food Freedom Forever. Partially offsetting this increase was a decline in the company’s legacy domestic education business net sales of $51.0 million due to a smaller new adoption market in 2016 versus 2015, lower market share, and $15.0 million of lower net sales from the assessment business, primarily clinical, due to the natural attrition of sales over time following the initial release of a new product version.

Operating loss for the nine months ended September 30, 2016 changed unfavorably by $20.6 million from an operating loss of $39.4 million for the same period in 2015 to an operating loss of $60.0 million, due primarily to the following:

•	A $32.9 million increase in selling and administrative costs due to higher fixed and discretionary expenses attributed to the EdTech business. Partially offsetting the increase were lower commission expenses in 2016 versus the prior period due to the sales performance shortfall. We incurred lower transactional expenses as compared to the prior year relating to equity, acquisition and integration activity, largely offset by additional expenses relating to legal settlements and integration activity in the current year,

•	Additionally, there was a $5.3 million increase in severance and other charges attributed to changes in executive management as well as cost reduction activities in the current year, and

•	Partially offsetting the operating loss increase was a $4.8 million net reduction in net amortization expense related to publishing rights, pre-publication costs and other intangible assets, due primarily to our use of accelerated amortization methods,

Interest expense for the nine months ended September 30, 2016 increased $5.9 million, from $22.3 million for the same period in 2015 to $28.2 million, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech business acquisition in May 2015.

Change in fair value of derivative instruments for the nine months ended September 30, 2016 favorably changed by $2.3 million from an expense of $1.9 million for the same period in 2015 to a gain of $0.4 million in 2016. The change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the comparative nine months.

Income tax expense for the nine months ended September 30, 2016 increased $45.8 million, from a benefit of $30.1 million for the same period in 2015 to an expense of $15.7 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.7)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate was estimated to be (5.4)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition-related activity costs, and restructuring/integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue and exclude pre-publication costs spend) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$90,022	$131,081	$(103,517)	$(36,602)
Interest expense	9,493	10,196	28,228	22,310
Provision (benefit) for income taxes	(15,887)	(39,638)	15,726	(30,066)
Depreciation expense	21,225	17,165	58,959	53,350
Amortization expense	54,456	59,050	158,402	163,192
Non-cash charges—stock compensation	2,081	3,116	8,754	9,928
Non-cash charges—(gain) loss on derivative instrument	(257)	42	(422)	1,893
Purchase accounting adjustments	1,197	4,046	4,285	5,120
Fees, expenses or charges for equity offerings, debt or acquisitions	92	—	1,071	18,791
Restructuring/Integration	2,184	4,043	12,198	4,805
Severance, separation costs and facility closures	3,765	1,563	8,895	3,605
Loss on extinguishment of debt	—	878	—	3,051
Legal settlement	—	—	10,000	—

Adjusted EBITDA	$168,371	$191,542	$202,579	$219,377

Segment Operating Results

Results of Operations—Comparing Three Months Ended September 30, 2016 and 2015

Education

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$487,209	$532,245	$(45,036)	(8.5)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	178,238	192,665	(14,427)	(7.5)%
Publishing rights amortization	12,436	16,935	(4,499)	(26.6)%
Pre-publication amortization	33,793	32,279	1,514	4.7%

Cost of sales	224,467	241,879	(17,412)	(7.2)%
Selling and administrative	151,062	158,887	(7,825)	(4.9)%
Other intangible asset amortization	5,122	6,477	(1,355)	(20.9)%

Operating income	106,558	125,002	(18,444)	(14.8)%

Net income	$106,558	$125,002	$(18,444)	(14.8)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$15,125	$13,546	$1,579	11.7%
Amortization expense	51,350	55,690	(4,340)	(7.8)%
Purchase accounting adjustments	1,197	4,046	(2,849)	(70.4)%

Education segment Adjusted EBITDA	$174,230	$198,284	$(24,054)	(12.1)%

Education segment Adjusted EBITDA as a % of net sales	35.8%	37.3%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2016 decreased $45.0 million, or 8.5%, from $532.2 million for the same period in 2015 to $487.2 million. The net sales decrease was driven by a decline in domestic education net sales of $48.0 million attributed to a smaller new adoption market in 2016 versus 2015 coupled with lower market share, $6.0 million of lower professional services delivered and $6.0 of lower net sales from the assessment business, primarily clinical, due to the natural attrition of sales over time following the initial release of a new product version. Partially offsetting the decrease was a $3.0 million increase in net sales from the international business due primarily to greater sales in Latin America.

Our Education segment cost of sales for the three months ended September 30, 2016 decreased $17.4 million, or 7.2%, from $241.9 million for the same period in 2015 to $224.5 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $14.4 million from $192.7 million in 2015 to $178.2 million in 2016. Lower volume reduced the cost of sales, excluding publishing rights and pre-publication amortization, by $16.3 million. As a percent of net sales, the cost of sales, excluding publishing rights and pre-publication amortization, increased to 36.6% from 36.2%, which had a $1.9 million unfavorable impact on profitability due to product mix as we sold more product carrying higher cost in the current period. Publishing rights and pre-publication amortization decreased by $3.0 million from the same period last year due primarily to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended September 30, 2016 decreased $7.8 million, or 4.9%, from $158.9 million for the same period in 2015 to $151.1 million. The decrease was primarily due to less commission expense attributed to lower sales performance, partially offset by higher labor costs.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2016 declined $24.1 million, or 12.1%, from $198.3 million for the same period in 2015 to $174.2 million in 2016. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 35.8% and 37.3% for each of the three months ended September 30, 2016 and 2015, respectively.

Trade Publishing

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$45,812	$43,262	$2,550	5.9%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	27,939	27,827	112	0.4%
Publishing rights amortization	2,137	2,423	(286)	(11.8)%
Pre-publication amortization	110	158	(48)	(30.4)%

Cost of sales	30,186	30,408	(222)	(0.7)%
Selling and administrative	11,523	11,912	(389)	(3.3)%
Other intangible asset amortization	858	778	80	10.3%

Operating income	3,245	164	3,081	NM

Net income	$3,245	$164	$3,081	NM

Adjustments from net income to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$129	$271	$(142)	(52.4)%
Amortization expense	3,106	3,360	(254)	(7.6)%

Trade Publishing segment Adjusted EBITDA	$6,480	$3,795	$2,685	70.8%

Trade Publishing segment Adjusted EBITDA as a % of net sales	14.1%	8.8%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended September 30, 2016 increased $2.6 million, or 5.9%, from $43.3 million for the same period in 2015 to $45.8 million. The increase in net sales was driven by strong net sales of current year and prior year frontlist titles such as The Whole 30, Little Blue Truck Halloween, Steve Young’s QB and How to Bake Everything. Partially offsetting the increase was a decline in net sales of eBooks attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue.

Our Trade Publishing segment cost of sales for the three months ended September 30, 2016 decreased $0.2 million, 0.7%, from $30.4 million for the same period in 2015 to $30.2 million. The decrease was primarily due to lower amortization expense of publishing rights due to our use of accelerated amortization methods. As a percent of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, decreased from 64.3% to 61.0%, favorably impacting profitability by $1.5 million which was offset by $1.6 million due to higher volume.

Our Trade Publishing segment selling and administrative expense for the three months ended September 30, 2016 decreased $0.4 million, or 3.3%, from $11.9 million for the same period in 2015 to $11.5 million. The decrease was primarily related to lower advertising and promotion expense partially offset by higher rent expense associated with a new office.

Our Trade Publishing segment Adjusted EBITDA for the three months ended September 30, 2016 increased $2.7 million from $3.8 million for the same period in 2015 to $6.5 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 14.1% for the three months ended September 30, 2016, which was a favorable change from 8.8% for the same period in 2015 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	22,667	21,044	1,623	7.7%
Severance and other charges	3,765	1,563	2,202	NM

Operating loss	(26,432)	(22,607)	(3,825)	(16.9)%

Interest expense	(9,493)	(10,196)	703	6.9%
Change in fair value of derivative instruments	257	(42)	299	NM
Loss on extinguishment of debt	—	(878)	878	NM

Loss before taxes	(35,668)	(33,723)	(1,945)	(5.8)%
Income tax benefit	(15,887)	(39,638)	23,751	60.0%

Net income (loss)	$(19,781)	$5,915	$(25,696)	NM

Adjustments from net income (loss) to Corporate and Other segment Adjusted EBITDA
Interest expense	$9,493	$10,196	$(703)	(6.9)%
Provision (benefit) for income taxes	(15,887)	(39,638)	23,751	60.0%
Depreciation expense	5,971	3,348	2,623	78.3%
Non-cash charges—(gain) loss on derivative instruments	(257)	42	(299)	NM
Non-cash charges—stock compensation	2,081	3,116	(1,035)	(33.2)%
Fees, expenses or charges for equity offerings, debt or acquisitions	92	—	92	NM
Restructuring/Integration	2,184	4,043	(1,859)	(46.0)%
Severance, separation costs and facility closures	3,765	1,563	2,202	NM
Loss on extinguishment of debt	—	878	(878)	NM

Corporate and Other segment Adjusted EBITDA	$(12,339)	$(10,537)	$(1,802)	(17.1)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2016 increased $1.6 million, or 7.7%, from $21.0 million for the same period in 2015 to $22.7 million. The increase was primarily due $2.6 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure, partially offset by lower transaction expenses due to the prior year equity and acquisition activity.

Our interest expense for the three months ended September 30, 2016 decreased $0.7 million from $10.2 million for the same period in 2015 to $9.5 million in 2016, primarily due to a lower outstanding balance on the Term Loan Facility.

Our change in fair value of derivative instruments for the three months ended September 30, 2016 favorably changed by $0.3 million from a slight loss in 2015 to a gain of $0.3 million in 2016. The change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter as compared to the same period last year.

Income tax benefit for the three months ended September 30, 2016 changed $23.8 million, from a benefit of $39.6 million for the same period in 2015, to a benefit of $15.9 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.7)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate was estimated to be (5.4)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2016, unfavorably changed $1.8 million, or 17.1%, from a loss of $10.5 million for the same period in 2015 to a loss of $12.3 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, severance and facility vacant space costs, debt extinguishment losses and legal settlement charges. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Nine Months Ended September 30, 2016 and 2015

Education

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$1,014,898	$1,003,556	$11,342	1.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	407,675	408,225	(550)	(0.1)%
Publishing rights amortization	40,226	54,174	(13,948)	(25.7)%
Pre-publication amortization	93,213	86,372	6,841	7.9%

Cost of sales	541,114	548,771	(7,657)	(1.4)%
Selling and administrative	418,948	396,588	22,360	5.6%
Other intangible asset amortization	15,550	12,363	3,187	25.8%

Operating income	39,286	45,834	(6,548)	(14.3)%

Net income	$39,286	$45,834	$(6,548)	(14.3)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$42,879	$43,526	$(647)	(1.5)%
Amortization expense	148,988	152,909	(3,921)	(2.6)%
Purchase accounting adjustments	4,285	5,120	(835)	(16.3)%

Education segment Adjusted EBITDA	$235,438	$247,389	$(11,951)	(4.8)%

Education segment Adjusted EBITDA as a % of net sales	23.2%	24.7%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2016 increased $11.3 million, or 1.1%, from $1,003.6 million for the same period in 2015 to $1,014.9 million. The net sales increase was driven by the $45.0 million incremental contribution from the EdTech business we acquired in May 2015. Further, there was an $18.0 million increase in net sales of the international business due primarily to Department of Defense sales, and to a lesser extent, greater sales in Asia Pacific and Latin America. Partially offsetting this increase was a decline in the company’s legacy domestic education business net sales of $51.0 million due to a smaller new adoption market in 2016 versus 2015, lower market share, and $15.0 million of lower net sales from the assessment business, primarily clinical, due to the natural attrition of sales over time following the initial release of a new product version.

Our Education segment cost of sales for the nine months ended September 30, 2016 decreased $7.7 million, or 1.4%, from $548.8 million for the same period in 2015 to $541.1 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $0.6 million from $408.2 million in 2015 to $407.7 million in 2016. As a percent of net sales, the cost of sales, excluding publishing rights and pre-publication amortization, decreased to 40.2% from 40.7%, which had a $5.2 favorable impact on profitability due to product mix, as we sold more product carrying a lower cost in the period. Higher volume increased the cost of sales, excluding publishing rights and pre-publication amortization, by $4.6 million. This decrease was offset by a $6.8 increase in pre-publication amortization which was due to greater pre-publication cost spend in the current year.

Our Education segment selling and administrative expense for the nine months ended September 30, 2016 increased $22.4 million, or 5.6%, from $396.6 million for the same period in 2015 to $418.9 million. The increase was due to higher fixed and discretionary expenses attributed to the EdTech business offset by lower commission expenses of $12.1 million attributed to lower sales performance.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2016 decreased $12.0 million, or 4.8%, from $247.4 million for the same period in 2015 to $235.4 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The purchase accounting adjustments primarily relate to the acquisition of the EdTech business. The unfavorable change is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education Segment Adjusted EBITDA as a percentage of net sales decreased to 23.2% for the nine months ended September 30, 2016 from 24.7% for the same period in 2015 primarily due to the factors identified in Education segment Adjusted EBITDA.

Trade Publishing

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$115,981	$114,503	$1,478	1.3%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	77,486	76,912	574	0.7%
Publishing rights amortization	6,553	7,475	(922)	(12.3)%
Pre-publication amortization	286	437	(151)	(34.6)%

Cost of sales	84,325	84,824	(499)	(0.6)%
Selling and administrative	35,866	35,226	640	1.8%
Other intangible asset amortization	2,574	2,371	203	8.6%

Operating loss	(6,784)	(7,918)	1,134	14.3%

Net loss	$(6,784)	$(7,918)	$1,134	14.3%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$485	$702	$(217)	(30.9)%
Amortization expense	9,414	10,283	(869)	(8.5)%

Trade Publishing segment Adjusted EBITDA	$3,115	$3,067	$48	1.6%

Trade Publishing segment Adjusted EBITDA as a % of net sales	2.7%	2.7%

NM = not meaningful

Our Trade Publishing segment net sales for the nine months ended September 30, 2016 increased $1.5 million, or 1.3%, from $114.5 million for the same period in 2015 to $116.0 million. The increase was due to strong net sales of frontlist titles such as The Whole 30, The Immortal Irishman, Property Brothers Dream Home, Little Blue Truck Halloween and Food Freedom Forever. Partially offsetting the increase were lower net sales of eBooks attributed to fewer movie tie-ins of bestselling eBook titles coupled with lower eBook subscription revenue.

Our Trade Publishing segment cost of sales for the nine months ended September 30, 2016 decreased $0.5 million, 0.6%, from $84.8 million for the same period in 2015 to $84.3 million. The decrease is due to lower amortization expense of publishing rights due to our use of accelerated amortization methods, partially offset by higher net sales volume. Cost of sales, excluding publishing rights and pre-publication amortization decreased as a percent of net sales, from 67.2% in 2015 to 66.8% in 2016. The slight decrease is attributed to the mix of products.

Our Trade Publishing segment selling and administrative expense for the nine months ended September 30, 2016 increased $0.6 million, or 1.8%, from $35.2 million for the same period in 2015 to $35.9 million. The increase was primarily related to higher advertising and promotion expense and salary-related costs.

Our Trade Publishing segment Adjusted EBITDA for the nine months ended September 30, 2016 increased $0.1 million from $3.0 million for the same period in 2015. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. As a percentage of net sales, our Trade Publishing segment Adjusted EBITDA remained consistent at 2.7% for the nine months ended September 30, 2016 and 2015, due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	83,592	73,725	9,867	13.4%
Severance and other charges	8,895	3,605	5,290	NM

Operating loss	(92,487)	(77,330)	(15,157)	(19.6)%

Interest expense	(28,228)	(22,310)	(5,918)	(26.5)%
Change in fair value of derivative instruments	422	(1,893)	2,315	NM
Loss on extinguishment of debt	—	(3,051)	3,051	NM

Loss before taxes	(120,293)	(104,584)	(15,709)	(15.0)%
Income tax expense	15,726	(30,066)	45,792	NM

Net loss	$(136,019)	$(74,518)	$(61,501)	(82.5)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$28,228	$22,310	$5,918	26.5%
Provision for income taxes	15,726	(30,066)	45,792	NM
Depreciation expense	15,595	9,122	6,473	71.0%
Non-cash charges—(gain) loss on derivative instruments	(422)	1,893	(2,315)	NM
Non-cash charges—stock compensation	8,754	9,928	(1,174)	(11.8)%
Fees, expenses or charges for equity offerings, debt or acquisitions	1,071	18,791	(17,720)	(94.3)%
Restructuring/Integration	12,198	4,805	7,393	NM
Severance, separation costs and facility closures	8,895	3,605	5,290	NM
Loss on extinguishment of debt	—	3,051	(3,051)	NM
Legal settlement	10,000	—	10,000	NM

Corporate and Other segment Adjusted EBITDA	$(35,974)	$(31,079)	$(4,895)	(15.7)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2016 increased $9.9 million, or 13.4%, from $73.7 million for the same period in 2015 to $83.6 million. The increase was primarily due to an increase of $6.5 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure. Additionally, an increase in legal settlements and integration expenses was offset by lower transaction expenses due to the prior year equity and acquisition activity along with prior integration activities.

Our Severance and other charges for the Corporate and Other category for the nine months ended September 30, 2016 increased $5.3 million from $3.6 million for the same period in 2015 to $8.9 million in 2016, attributed to changes in executive management as well as cost reduction activities in the current year.

Our interest expense for the nine months ended September 30, 2016 increased $5.9 million from $22.3 million for the same period in 2015 to $28.2 million in 2016, primarily as a result of the increase to our outstanding term loan credit facility from $243.1 million to $800.0 million, all of which was drawn at closing of the EdTech acquisition in May 2015.

Our change in fair value of derivative instruments for the nine months ended September 30, 2016 favorably changed by $2.3 million from an expense of $1.9 million in 2015 to a benefit of $0.4 million in 2016. The gain on change in fair value of derivative instruments was related to favorable foreign exchange forward and option contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro during the quarter as compared to the same period last year.

Income tax expense for the nine months ended September 30, 2016 increased $45.8 million, from a benefit of $30.1 million for the same period in 2015, to an expense of $15.7 million in 2016. For 2016, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.7)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2015, the effective tax rate was estimated to be (5.4)% due to similar items impacting the tax rate. The increase in the rate in 2016 from 2015 is due to the higher deferred tax liability associated with tax amortization on indefinite-lived intangibles partially resulting from the acquisition of the EdTech business. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2016, unfavorably changed $4.9 million, or 15.7%, from a loss of $31.1 million for the same period in 2015 to a loss of $36.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring/integration costs, severance and facility vacant space costs, debt extinguishment losses and legal settlement charges. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$150,098	$234,257
Short-term investments	66,403	198,146
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	765,874	769,283

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net cash provided by operating activities	$9,455	$163,378
Net cash used in investing activities	(54,868)	(566,596)
Net cash (used in) provided by financing activities	(38,746)	323,680

Operating activities

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 2016, a $153.9 million decrease from the $163.4 million provided by operating activities for the nine months ended September 30, 2015. The decrease in cash provided by operating activities from 2015 to 2016 was primarily driven by less profitable operations, net of non-cash items, of $104.2 million along with unfavorable net changes in operating assets and liabilities of $49.7 million. The unfavorable net changes in operating assets and liabilities were primarily due to lower net deferrals of $77.8 million attributed to greater recognition of revenue attributed to product mix when compared to the prior year period, unfavorable changes in accounts payable of $35.5 million due to timing of payments related to the increase in capital spend, unfavorable changes in royalties of $19.6 million due to volume and timing of payments, and unfavorable changes in inventory of $10.3 million. These unfavorable changes were partially offset by favorable changes primarily due to a reversal of a $74.3 million accrual related to uncertain tax positions as the statutory period expired in the prior period, favorable changes in accounts receivable of $9.3 million and net favorable changes in other assets and liabilities of $9.9 million due to timing of disbursements.

Investing activities

Net cash used in investing activities was $54.9 million for the nine months ended September 30, 2016, an decrease of $511.7 million from the $566.6 million used in investing activities for the nine months ended September 30, 2015. The decrease in investing activities was primarily due to the acquisition of the EdTech business in May 2015, partially offset by lower net proceeds from sales and maturities of short-term investments of $8.9 million compared to 2015. Further, capital investing expenditures related to pre-publication costs and property, plant and equipment increased by $56.5 million, due to capital spend pertaining to the EdTech business, which we acquired in May 2015, and increased spend on leasehold improvements related to various office moves, technology infrastructure and timing of spend.

Financing activities

Net cash used in financing activities was $38.7 million for the nine months ended September 30, 2016, an increase of $362.4 million from the $323.7 million of net cash provided by financing activities for the nine months ended September 30, 2015. The increase in cash used in financing activities was primarily due to the prior period benefiting from net proceeds of $796.0 million from our Term Loan Facility partially offset by an increase in principal payments on our previously existing term loan of $243.1 million in connection with the acquisition of the EdTech business in May 2015. Further, we incurred $15.3 million in the prior period for deferred financing fees related to the closing of the Term Loan Facility and the amendment to the Revolving Credit Facility. In 2016, we made $6.0 million of principal payments under our Term Loan Facility. Offsetting the aforementioned, our share repurchases under our share repurchase program for our common stock were $184.4 million less during 2016 compared to the prior period. Also, we received $6.6 million of less proceeds during 2016 related to stock option exercises partially offset by proceeds received of $2.2 million related to our employee stock purchase program.

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

Term Loan Facility

In connection with our closing of the EdTech acquisition, we entered into an amended and restated term loan credit facility (the “Term Loan Facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility from $250.0 million, of which $178.9 million was outstanding, to $800.0 million, all of which was drawn at closing. As of September 30, 2016, we had approximately $790.0 million ($773.9 million, net of discount and issuance costs) outstanding under the Term Loan Facility.

The Term Loan Facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of September 30, 2016, the interest rate of the Term Loan Facility was 4.0%.

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

The Revolving Credit Facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the Revolving Credit Facility on a dollar-for-dollar basis. As of September 30, 2016, we had approximately $31.7 million of outstanding letters of credit and approximately $200.8 million of borrowing availability under the Revolving Credit Facility. No loans have been drawn on the Revolving Credit Facility as of October 31, 2016.

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

The Revolving Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2016, due to our level of borrowing availability.

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

General

We had $150.1 million of cash and cash equivalents and $66.4 million of short-term investments at September 30, 2016. We had $234.3 million of cash and cash equivalents and $198.1 million of short-term investments at December 31, 2015.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our Revolving Credit Facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended September 30, 2016 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Covenant Compliance

As of September 30, 2016, we were in compliance with all of our debt covenants.

We are currently required to meet certain incurrence-based financial covenants as defined under our Term Loan Facility and Revolving Credit Facility. We have incurrence-based financial covenants primarily pertaining to a maximum leverage ratio, fixed charge coverage ratio, and liquidity. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

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

The Company’s share repurchase activity was as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Cost of repurchases (in thousands)	$3,999	$55,017
Shares repurchased	271,648	2,903,566
Average cost per share	$14.72	$18.95

As of September 30, 2016, there was approximately $482.0 million available for share repurchases under this authorization.

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

As of September 30, 2016, we had $790.0 million ($773.9 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $8.0 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our Revolving Credit Facility, and borrowings under the Revolving Credit Facility bear interest at a variable rate. We had no borrowings outstanding under the Revolving Credit Facility at September 30, 2016. Assuming that the Revolving Credit Facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the Revolving Credit Facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of September 30, 2016. These contracts are effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2016 and December 31, 2015. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. During the second quarter of 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and will make total settlement payments of $10.0 million collectively, with $4.0 million paid during the third quarter of 2016 and $6.0 million to be paid during the first quarter of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains the Company’s purchases of equity securities in the third quarter of 2016 (in thousands, except share and per share information):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (*)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$—	—	$—
August 1, 2016 to August 31, 2016	271,648	14.72	271,648	481,970
September 1, 2016 to September 30, 2016	—	—	—	—

Total	271,648	$14.72	271,648	$481,970

*	On November 3, 2014, our Board of Directors authorized the repurchase of up to $100.0 million in aggregate value of the Company’s common stock. Effective April 23, 2015, our Board of Directors authorized an additional $100.0 million under our existing share repurchase program and on May 6, 2015, authorized an incremental $300.0 million and further, on November 3, 2015, authorized an additional $500.0 million under our existing share repurchase program, bringing the total authorization to $1.0 billion. The aggregate share repurchase program may be executed through December 31, 2018.

Repurchases under the program may be made from time to time in open market, including under a trading plan or privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*†	L.Gordon Crovitz Compensation Letter Agreement dated as of September 22, 2016.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

November 3, 2016	By:	/s/ L. Gordon Crovitz
L. Gordon Crovitz
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 3, 2016	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)