Form 10-Q
period 2017-03-31
Houghton Mifflin Harcourt Co
filed 2017-05-04
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of April 28, 2017 was 123,204,546.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth and strategies; the industry in which we operate; the impact of new accounting guidance; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of acquisitions and other investments; our share repurchase program; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that actual results may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if actual results are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods.

Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; industry cycles and trends; the rate and state of technological change; changes in product distribution channels and concentration of retailer power; changes in our competitive environment; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems; dependence on a small number of print and paper vendors; third-party software and technology development; our ability to identify, complete, or achieve the expected benefits of, acquisitions; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives; and the commitments and decisions of the new President and Chief Executive Officer; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$149,540	$226,102
Short-term investments	14,460	80,841
Accounts receivable, net of allowance for bad debts and book returns of $19.9 million and $22.5 million, respectively	167,194	216,006
Inventories	209,105	162,415
Prepaid expenses and other assets	23,339	20,356

Total current assets	563,638	705,720
Property, plant, and equipment, net	169,273	175,202
Pre-publication costs, net	318,061	314,784
Royalty advances to authors, net	46,791	43,977
Goodwill	783,073	783,073
Other intangible assets, net	664,175	685,649
Deferred income taxes	3,458	3,458
Other assets	19,598	19,608

Total assets	$2,568,067	$2,731,471

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	99,446	76,181
Royalties payable	53,243	72,233
Salaries, wages, and commissions payable	19,085	41,289
Deferred revenue	251,250	272,828
Interest payable	105	193
Severance and other charges	5,606	8,863
Accrued postretirement benefits	1,928	1,928
Other liabilities	25,572	23,635

Total current liabilities	464,235	505,150
Long-term debt, net of discount and issuance costs	763,602	764,738
Long-term deferred revenue	420,301	436,627
Accrued pension benefits	28,202	28,956
Accrued postretirement benefits	21,053	22,084
Deferred income taxes	85,059	71,381
Other liabilities	22,196	22,495

Total liabilities	1,804,648	1,851,431

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 147,741,279 and 147,556,804 shares issued at March 31, 2017 and December 31, 2016, respectively; 123,164,245 and 122,979,770 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1,477	1,475
Treasury stock, 24,577,034 shares as of March 31, 2017 and December 31, 2016, respectively, at cost (related parties of $193,493 at 2017 and 2016)	(518,030)	(518,030)
Capital in excess of par value	4,870,966	4,868,230
Accumulated deficit	(3,538,998)	(3,418,340)
Accumulated other comprehensive loss	(51,996)	(53,295)

Total stockholders’ equity	763,419	880,040

Total liabilities and stockholders’ equity	$2,568,067	$2,731,471

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2017	2016
Net sales	$221,917	$205,816
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	107,536	105,518
Publishing rights amortization	13,398	17,793
Pre-publication amortization	27,577	28,281

Cost of sales	148,511	151,592
Selling and administrative	156,352	168,675
Other intangible asset amortization	8,076	6,176
Restructuring	3,875	—
Severance and other charges	1,206	1,577

Operating loss	(96,103)	(122,204)

Other income (expense)
Interest expense	(10,208)	(9,333)
Change in fair value of derivative instruments	45	784

Loss before taxes	(106,266)	(130,753)
Income tax expense	14,392	34,395

Net loss	$(120,658)	$(165,148)

Net loss per share attributable to common stockholders
Basic	$(0.98)	$(1.34)

Diluted	$(0.98)	$(1.34)

Weighted average shares outstanding
Basic	122,777,615	122,897,601

Diluted	122,777,615	122,897,601

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2017	2016
Net loss	$(120,658)	$(165,148)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(60)	47
Unrealized gain (loss) on short-term investments, net of tax	(2)	60
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	1,361	(6,028)

Other comprehensive income (loss), net of taxes	1,299	(5,921)

Comprehensive loss	$(119,359)	$(171,069)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Cash flows from operating activities
Net loss	$(120,658)	$(165,148)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	68,321	70,594
Amortization of debt discount and deferred financing costs	1,046	1,046
Deferred income taxes	13,678	33,298
Stock-based compensation expense	2,544	3,003
Change in fair value of derivative instruments	(45)	(784)
Changes in operating assets and liabilities
Accounts receivable	48,812	72,709
Inventories	(46,690)	(50,620)
Other assets	(3,366)	(3,090)
Accounts payable and accrued expenses	2,057	(12,744)
Royalties payable and author advances, net	(21,804)	(25,516)
Deferred revenue	(37,904)	(37,981)
Interest payable	(88)	—
Severance and other charges	(3,546)	(469)
Accrued pension and postretirement benefits	(1,785)	(1,574)
Other liabilities	3,550	4,526

Net cash used in operating activities	(95,878)	(112,750)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	66,240	130,339
Additions to pre-publication costs	(27,860)	(32,784)
Additions to property, plant, and equipment	(17,170)	(24,837)

Net cash provided by investing activities	21,210	72,718

Cash flows from financing activities
Payments of long-term debt	(2,000)	(2,000)
Repurchases of common stock	—	(30,998)
Tax withholding payments related to net share settlements of restricted stock units and awards	(789)	(1,039)
Proceeds from stock option exercises	—	7,582
Issuance of common stock under employee stock purchase plan	895	1,113

Net cash used in financing activities	(1,894)	(25,342)

Net decrease in cash and cash equivalents	(76,562)	(65,374)
Cash and cash equivalent at the beginning of the period	226,102	234,257

Cash and cash equivalent at the end of the period	$149,540	$168,883

Non-cash investing activities
Pre-publication costs included in accounts payable	$17,135	$11,571
Property, plant, and equipment included in accounts payable	3,589	10,779
Property, plant, and equipment acquired under capital leases	—	785

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

Furthermore, for nearly two centuries, we have published renowned and awarded children’s, fiction, nonfiction, culinary and reference titles enjoyed by readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-eight Pulitzer Prize winners, and fifteen National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Philip Roth, Temple Grandin, Tim O’Brien, Amos Oz, Kwame Alexander, Lois Lowry, and Chris Van Allsburg.

We sell our products and services across multiple media and distribution channels. Leveraging our portfolio of content, including some of our best-known children’s brands and titles, such as Carmen Sandiego and Curious George, we have created interactive digital content, mobile applications and educational games that can be used by families at home or on the go.

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

The March 31, 2017 and December 31, 2016 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of and for the three months ended March 31, 2017 and 2016.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended March 31, 2017 to the application of significant accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2016.

3.	Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The changes to the guidance require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The guidance will be effective in 2018. We do not expect it to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual assessments are still required to be completed. The guidance will be effective in 2020, with early adoption permitted. We are currently in the process of evaluating the impact of this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance on restricted cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance will be effective in 2019 using a retrospective transition method to each period presented. We do not expect it to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued a guidance update to classifications of certain cash receipts and cash payments on the Statement of Cash Flows with the objective of reducing the existing diversity in practice. This updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance will be effective in 2018 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures, but we believe the adoption of this guidance will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations as assets and liabilities.

In May 2014, the FASB issued new guidance related to revenue recognition. This new accounting standard will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative periods financial statements. Further, in August 2015, the FASB issued guidance to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. We will adopt the guidance on January 1, 2018 and currently expect to adopt the standard using the modified retrospective method. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard will have on our consolidated financial statements and footnote disclosures.

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

As the new standard will supersede substantially all existing revenue recognition guidance, it could impact the revenue recognition on a significant amount of our contracts, in addition to our business processes and our information technology systems. As a result, we have established a cross-functional coordinated team to implement the new revenue recognition standard. We are in the process of implementing changes to our systems, processes and internal controls to meet the standard’s reporting and disclosure requirements. We expect to have our evaluation of the impact of the new standard complete by the end of the third quarter in 2017.

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance became effective January 1, 2017. The adoption of the guidance during the three months ended March 31, 2017 resulted in the recognition of approximately $12.3 million (tax effected) of previously unrecorded additional paid-in capital net operating losses as of January 1, 2017. The additional net operating losses were offset by an increase to the valuation allowance, accordingly no income tax benefit was recognized as a result of the adoption.

4.	Inventories

Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Finished goods	$197,468	$157,925
Raw materials	11,637	4,490

Inventories	$209,105	$162,415

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	194,130	(9,145)	184,985	194,130	(6,961)	187,169
Publishing rights	1,180,000	(1,045,316)	134,684	1,180,000	(1,031,918)	148,082
Customer related and other	442,640	(259,134)	183,506	442,640	(253,242)	189,398

Other intangible assets, net	$1,977,770	$(1,313,595)	$664,175	$1,977,770	$(1,292,121)	$685,649

The changes in the carrying amount of goodwill for the period ended March 31, 2017 was as follows:

Balance at December 31, 2016	$783,073
Acquisitions	—

Balance at March 31, 2017	$783,073

Amortization expense for definite-lived trademark and tradenames, publishing rights and customer related and other intangibles were $21.5 million and $24.0 million for the three months ended March 31, 2017 and 2016, respectively.

6.	Debt

Our debt consisted of the following:

	March 31, 2017	December 31, 2016
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$771,602	$772,738
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$763,602	$764,738

Term Loan Facility

We entered into an amended and restated term loan credit facility (the “term loan facility”) dated as of May 29, 2015 to increase our outstanding term loan credit facility to $800.0 million, all of which was drawn at closing. The term loan facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0% with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The term loan facility may be prepaid, in whole or in part, at any time, without premium. The term loan facility is required to be repaid in quarterly installments equal to 0.25%, or $2.0 million, of the aggregate principal amount outstanding under the term loan facility immediately prior to the first quarterly payment date.

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of March 31, 2017, the interest rate of the term loan facility was 4.0%.

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

We are subject to an excess cash flow provision under our term loan facility which is predicated upon our leverage ratio and cash flow. There was no payment required under the excess cash flow provision in 2017 and 2016.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of March 31, 2017. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $1.4 million and an unrealized loss of $6.0 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2017 and 2016, respectively. The corresponding $4.7 million and $6.1 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively. The interest rate derivative contracts mature on July 22, 2020.

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “revolving credit facility”). The revolving credit facility provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly or weekly and comprised of the borrowers’ and the guarantors’ eligible inventory and receivables. The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The revolving credit facility may be prepaid, in whole or in part, at any time, without premium.

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. No amounts have been drawn on the revolving credit facility as of March 31, 2017.

As of March 31, 2017, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

7.	Restructuring, Severance and Other Charges

2017 Restructuring Plan

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with net sales, while preserving our ability to make the investments in content and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken a restructuring initiative in order to enhance our growth potential and better position us for long-term success. This initiative is described below.

Beginning at the end of 2016, we worked with a third party consultant to review our operating model and organizational design in order to improve our operational efficiency, better focus on the needs of our customers and right-size our cost structure to create long-term shareholder value.

In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We expect to substantially complete the organizational design change actions by the end of May 2017 and to substantially complete the remaining actions by the end of 2018.

Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $41.0 million to $45.0 million, of which approximately $32.0 million to $36.0 million of these charges are estimated to result in future cash outlays. We have recorded cash-related costs of $3.9 million during the first quarter of 2017, of which a portion of these expenses totaling approximately $0.1 million were related to severance and termination benefits with the remaining amount of approximately $3.8 million related to implementation costs included in the restructuring line item within our consolidated statements of operations. Payments of less than $0.1 million were made towards severance and termination benefits during the first quarter of 2017.

The following table provides a summary of our total costs associated with the 2017 Restructuring Plan, included within Corporate and Other, for the three months ended March 31, 2017 by major type of cost:

Type of Cost	Total amount incurred
Restructuring charges:
Severance and termination benefits	$141
Office space consolidation	—
Implementation and impairment (1)	3,734

$3,875

(1)	There was no impairment during the three months ended March 31, 2017.

The following table provides a summary of our estimates of costs associated with the 2017 Restructuring Plan through the end of 2018 by major type of cost:

Type of Cost	Total estimated amount expected to be incurred
Restructuring charges:
Severance and termination benefits	$14,000	to	$16,000
Office space consolidation	12,000	to	13,000
Implementation and impairment (1)	15,000	to	16,000

	$41,000	to	$45,000

(1)	During the second quarter of 2017, we anticipate recording an impairment charge of approximately $8.0 million to $9.0 million related to a certain long-lived asset included within property, plant, and equipment.

Severance and Other Charges

2017

Exclusive of the 2017 Restructuring Plan, during the three months ended March 31, 2017, $2.7 million of severance payments were made to employees whose employment ended in 2017 and prior years and $2.1 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $0.8 million to reflect costs for severance related to cost savings, which we expect to be paid over the next twelve months, along with a $0.4 million charge for office space no longer occupied.

2016

During the three months ended March 31, 2016, $1.1 million of severance payments were made to employees whose employment ended in 2016 and prior years and $1.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $2.2 million to reflect costs for severance, which will be fully paid by July 2017, along with a favorable $0.6 million accrual adjustment for vacated space.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2017
Severance costs	$6,417	$766	$(2,680)	$4,503
Other accruals	4,604	440	(2,143)	2,901

	$11,021	$1,206	$(4,823)	$7,404

	2016
	Severance/ other accruals at December 31, 2015	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2016
Severance costs	$1,455	$2,203	$(1,079)	$2,579
Other accruals	5,251	(626)	(967)	3,658

	$6,706	$1,577	$(2,046)	$6,237

The current portion of the severance and other charges was $5.6 million and $8.8 million as of March 31, 2017 and December 31, 2016, respectively.

8.	Income Taxes

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

For the three months ended March 31, 2017 and 2016, we recorded an income tax expense of approximately $14.4 million and $34.4 million, respectively. The decrease in income tax expense of $20.0 million is primarily related to a lower effective annual tax rate due to a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For all periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (13.5)% and (26.3)% for the three months ended March 31, 2017 and 2016, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.5 million at March 31, 2017 and December 31, 2016, respectively.

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive income and subsequently amortize those items in the statement of operations.

Net periodic benefit (credit) cost for our pension and other postretirement benefits plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2017	2016
Interest cost	$1,382	$1,306
Expected return on plan assets	(2,316)	(2,288)
Amortization of net loss	201	12

Net periodic benefit (credit) cost	$(733)	$(970)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2017	2016
Service cost	$33	$41
Interest cost	193	219
Amortization of prior service cost	(335)	(335)
Amortization of net loss	3	22

Net periodic benefit (credit) cost	$(106)	$(53)

There were no contributions to the pension plans for the three months ended March 31, 2017 and 2016, and we do not expect to make a contribution to the pension plans during 2017.

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

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds, short-term investments which consist of U.S. treasury securities and U.S. agency securities, foreign exchange forward contracts, and interest rate derivatives contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$113,337	$113,337	$—	(a)
U.S. treasury securities	6,451	6,451	—	(a)
U.S. agency securities	8,009	—	8,009	(a)

	$127,797	$119,788	$8,009

Financial liabilities
Foreign exchange derivatives	$450	$—	$450	(a)
Interest rate derivatives	4,747	—	4,747	(a)

	$5,197	$—	$5,197

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$184,968	$184,968	$—	(a)
U.S. treasury securities	14,457	14,457	—	(a)
U.S. agency securities	66,384	—	66,384	(a)

	$265,809	$199,425	$66,384

Financial liabilities
Foreign exchange derivatives	$816	$—	$816	(a)
Interest rate derivatives	6,108	—	6,108	(a)

	$6,924	$—	$6,924

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $113.3 million and $185.0 million invested in money market funds as of March 31, 2017 and December 31, 2016, respectively, we had $36.2 million and $41.1 million of cash invested in bank accounts as of March 31, 2017 and December 31, 2016, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $16.0 million and $16.2 million at March 31, 2017 and December 31, 2016, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of March 31, 2017.

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

We believe we do not have significant concentrations of credit risk arising from our interest rate derivative instruments, whether from an individual counterparty or a related group of counterparties. We manage the concentration of counterparty credit risk on our interest rate derivatives instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and actively monitoring their credit ratings and outstanding fair values on an ongoing basis. Furthermore, none of our derivative transactions contain provisions that are dependent on our credit ratings from any credit rating agency.

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

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2017. During the second quarter of 2017 in connection with our 2017 Restructuring Plan, we anticipate recording an impairment charge of approximately $8.0 million to $9.0 million related to a certain long-lived asset included within property, plant, and equipment.

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the three months ended March 31, 2017 and 2016.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2017 and December 31, 2016. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$771,602	$709,874	$772,738	$732,169

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at March 31, 2017 and December 31, 2016. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

11.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and made total settlement payments of $10.0 million collectively. We received approximately $4.5 million of insurance recovery proceeds during the first quarter of 2017.

While management believes that there is a reasonable possibility we may incur a loss associated with pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $14.0 million. If in the unlikely event that we were required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $4.0 million and $4.1 million of performance-related surety bonds for our operating activities as of March 31, 2017 and December 31, 2016, respectively. An aggregate of $28.4 million and $31.7 million of letters of credit existed as of March 31, 2017 and December 31, 2016, respectively, of which $2.4 million backed the aforementioned performance-related surety bonds as of March 31, 2017 and December 31, 2016.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31, 2017 and December 31, 2016.

Concentration of Credit Risk and Significant Customers

As of March 31, 2017 and December 31, 2016, no individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss attributable to common stockholders	$(120,658)	$(165,148)

Denominator
Weighted average shares outstanding
Basic	122,777,615	122,897,601
Diluted	122,777,615	122,897,601
Net loss per share attributable to common stockholders
Basic	$(0.98)	$(1.34)
Diluted	$(0.98)	$(1.34)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2017	2016
Stock options	3,132,844	7,192,782
Restricted stock and restricted stock units	1,085,069	693,331

13.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of March 31, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of repurchases (in thousands)	$—	$30,998
Shares repurchased	—	1,520,918
Average cost per share	$—	$20.38

14.	Segment Reporting

As of March 31, 2017, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

	Three Months Ended March 31,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2017
Net sales	$185,384	$36,533	$—
Segment Adjusted EBITDA	(10,801)	(422)	(12,869)
2016
Net sales	$174,305	$31,511	$—
Segment Adjusted EBITDA	(24,059)	(3,687)	(13,449)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total Segment Adjusted EBITDA	$(24,092)	$(41,195)
Interest expense	(10,208)	(9,333)
Depreciation expense	(19,270)	(18,344)
Amortization expense	(49,051)	(52,250)
Non-cash charges—stock-compensation	(2,544)	(3,003)
Non-cash charges—gain on derivative instrument	45	784
Purchase accounting adjustments	—	(1,852)
Fees, expenses or charges for equity offerings, debt or acquisitions	(516)	(167)
Restructuring/Integration	(3,783)	(3,816)
Severance, separation costs and facility closures	(1,347)	(1,577)
Legal settlement	4,500	—

Loss before taxes	(106,266)	(130,753)
Provision for income taxes	14,392	34,395

Net loss	$(120,658)	$(165,148)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities Exchange Commission (the “SEC”) on February 23, 2017. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

2017 Restructuring Plan

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with net sales, while preserving our ability to make the investments in content and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken a restructuring initiative in order to enhance our growth potential and better position us for long-term success. This initiative is described below.

Beginning at the end of 2016, we worked with a third party consultant to review our operating model and organizational design in order to improve our operational efficiency, better focus on the needs of our customers and right-size our cost structure to create long-term shareholder value. In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We expect to substantially complete the organizational design change actions by the end of May 2017 and to substantially complete the remaining actions by the end of 2018.

We currently estimate annualized cost savings of approximately $70.0 million to $80.0 million exiting 2018 as a result of the planned actions. Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $41.0 million to $45.0 million, of which approximately $32.0 million to $36.0 million of these charges are estimated to result in future cash outlays.

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

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition along with a provision for product returns. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until delivered, which often extends over the life of the contract and the online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and online learning components to address the needs of the education marketplace; thus, often resulting in an increase in our billings being deferred compared to historical levels. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

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

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, has developed over the past several years, and generally represents approximately 10% of our annual Trade Publishing net sales.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and is scheduled to adopt science in 2017 for purchase in 2018. Texas school districts purchased social studies and high school math materials in 2015 and will purchase materials for languages other than English in 2017. The next major adoption in Texas is expected to be Reading/English language arts, currently scheduled for adoption in 2018 and purchase in 2019. California adopted English language arts materials in 2015 with purchases beginning in 2016 and continuing through 2018 and will adopt history social science materials in 2017 for purchase in 2018 and continuing through 2020. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle and in the 2017 legislative session is expected to appropriate funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. Nationally, total state funding for public schools has been trending upward as state revenues recover from the lows of the 2008-2009 economic recession. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically, although not always, captured a leading market share in these states in the years that they adopt educational materials for various subjects.

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

The digitalization of education content and delivery is also driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital solutions, we believe our ability to offer embedded assessments, adaptive learning, real-time interaction and student specific personalized learning and educational content in a platform- and device-agnostic manner will provide new opportunities for growth.

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

In the Trade Publishing segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films. In the past years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, Extremely Loud and Incredibly Close, The Giver and The Time Traveler’s Wife have benefited in popularity due to movie releases and have subsequently resulted in increased trade sales.

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing segment’s consumer books, which we generally expense such costs as incurred, our assessment products, which we use the straight-line amortization method and the acquired content of our 2015 acquisition, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three months ending March 31, 2017 was $8.1 million, of which $2.2 million related to the tradenames that were changed from indefinite-lived intangible assets to definite-lived intangible assets on October 1, 2016 due to the strategic decision to gradually migrate away from specific imprints, primarily the Holt McDougal and various supplemental brands, and to market our products under the Houghton Mifflin Harcourt and HMH names.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2017 was $10.2 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$221,917	$205,816	$16,101	7.8%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	107,536	105,518	2,018	1.9%
Publishing rights amortization	13,398	17,793	(4,395)	(24.7)%
Pre-publication amortization	27,577	28,281	(704)	(2.5)%

Cost of sales	148,511	151,592	(3,081)	(2.0)%
Selling and administrative	156,352	168,675	(12,323)	(7.3)%
Other intangible assets amortization	8,076	6,176	1,900	30.8%
Restructuring	3,875	—	3,875	NM
Severance and other charges	1,206	1,577	(371)	(23.5)%

Operating loss	(96,103)	(122,204)	26,101	21.4%

Other income (expense):
Interest expense	(10,208)	(9,333)	(875)	(9.4)%
Change in fair value of derivative instruments	45	784	(739)	94.3%

Loss before taxes	(106,266)	(130,753)	24,487	18.7%
Income tax expense	14,392	34,395	(20,003)	(58.2)%

Net loss	$(120,658)	$(165,148)	$44,490	26.9%

NM = not meaningful

Net sales for the three months ended March 31, 2017 increased $16.1 million, or 7.8%, from $205.8 million for the same period in 2016 to $221.9 million. The net sales increase was driven by an increase in domestic education net sales of $14.0 million primarily due to higher sales in California Reading and a $5.0 million one-time fee associated with the expiration of a distribution agreement. Further, we had a $5.0 million increase in our Heinemann professional publishing net sales driven by our Classroom Libraries and a $5.0 million increase in Trade Publishing net sales due to the Whole30 Cookbook and Tools of Titans, stronger eBooks sales, and favorable rate of returns. Partially offsetting the increase in net sales was a $6.0 million decrease in net sales from the international business primarily due to the prior year period benefitting from an international distributor order, coupled with lower professional services revenue.

Operating loss for the three months ended March 31, 2017 favorably changed by $26.1 million from $122.2 million for the same period in 2016 to $96.1 million, due primarily to the following:

•	An increase in net sales of $16.1 million,

•	A $12.3 million decrease in selling and administrative costs primarily due to lower discretionary costs of $14.4 million driven by a reduction in marketing and adverting costs of $5.2 million, lower professional fees of $7.1 million (of which $4.5 million pertains to an insurance reimbursement) and lower travel and entertainment expenses of $4.0 million. The decrease was partially offset by $2.2 million of higher office lease cost due to the expiration of favorable office leases, and $2.0 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure,

•	A $3.2 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives, and

•	Partially offsetting the improvement in operating loss, our cost of sales, excluding publishing rights and pre-publication amortization, increased $2.0 million of which $8.3 million of the increase is attributed to higher sales volume partially offset by $6.3 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 48.5% from 51.3% due to a product mix of increased Trade eBook sales along with a $5.0 million one-time fee associated with a distribution agreement that did not carry any cost of sales.

•	Further offsetting the operating loss improvement was $3.9 million of cost associated with our 2017 Restructuring Plan.

Interest expense for the three months ended March 31, 2017 increased $0.9 million from $9.3 million for the same period in 2016 to $10.2 million, primarily due to $1.2 million of net settlement payments on our interest rate derivative instruments, offset slightly by the lower outstanding balance on our term loan facility.

Change in fair value of derivative instruments for the three months ended March 31, 2017 unfavorably changed by $0.7 million from a gain of $0.8 million for the same period in 2016 to a slight gain in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was lesser in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the three months ended March 31, 2017 increased $20.0 million, from an expense of $34.4 million for the same period in 2016, to an expense of $14.4 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.0)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (26.3)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 is primarily related to a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition-related activity costs, and restructuring/integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(120,658)	$(165,148)
Interest expense	10,208	9,333
Provision for income taxes	14,392	34,395
Depreciation expense	19,270	18,344
Amortization expense	49,051	52,250
Non-cash charges—stock compensation	2,544	3,003
Non-cash charges—gain on derivative instrument	(45)	(784)
Purchase accounting adjustments	—	1,852
Fees, expenses or charges for equity offerings, debt or acquisitions	516	167
Restructuring/Integration	3,783	3,816
Severance, separation costs and facility closures	1,347	1,577
Legal settlement	(4,500)	—

Adjusted EBITDA	$(24,092)	$(41,195)

Segment Operating Results

Results of Operations—Comparing Three Months Ended March 31, 2017 and 2016

Education

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
Net sales	$185,384	$174,305	$11,079	6.4%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	82,826	82,174	652	0.8%
Publishing rights amortization	11,379	15,491	(4,112)	(26.5)%
Pre-publication amortization	27,507	28,200	(693)	(2.5)%

Cost of sales	121,712	125,865	(4,153)	(3.3)%
Selling and administrative	127,024	131,861	(4,837)	(3.7)%
Other intangible asset amortization	6,635	5,318	1,317	24.8%

Operating loss	(69,987)	(88,739)	18,752	21.1%

Net loss	$(69,987)	$(88,739)	18,752	21.1%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$13,666	$13,819	(153)	(1.1)%
Amortization expense	45,521	49,009	(3,488)	(7.1)%
Purchase accounting adjustments	—	1,852	(1,852)	NM

Education segment Adjusted EBITDA	$(10,800)	$(24,059)	13,259	55.1%

Education segment Adjusted EBITDA as a % of net sales	(5.8)%	(13.8)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2017 increased $11.1 million, or 6.4%, from $174.3 million for the same period in 2016 to $185.4 million. The net sales increase was driven by an increase in domestic education net sales of $14.0 million primarily due to higher sales in California Reading and a $5.0 million one-time fee associated with the expiration of a distribution agreement. Further, there was a $5.0 million increase in our Heinemann professional publishing driven by our Classroom Libraries. Partially offsetting the increase in net sales was a $6.0 million decrease in net sales from our international business primarily due to the prior year period benefitting from an international distributor order, coupled with lower professional services revenue.

Our Education segment cost of sales for the three months ended March 31, 2017 decreased $4.2 million, or 3.3%, from $125.9 million for the same period in 2016 to $121.7 million. Publishing rights and pre-publication amortization decreased by $4.8 million from the same period last year primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $0.7 million from $82.2 million in 2016 to $82.8 million in 2017 of which $5.2 million of the increase is attributed to higher sales volume partially offset by $4.6 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 44.7% from 47.1% primarily due to improved efficiencies coupled with the $5.0 million one-time fee associated with a distribution agreement that did not carry any cost of sales.

Our Education segment selling and administrative expense for the three months ended March 31, 2017 decreased $4.8 million, or 3.7%, from $131.9 million for the same period in 2016 to $127.0 million. The decrease was driven by a reduction in marketing and adverting costs along with lower travel and entertainment expenses, primarily as a result of a company-wide conference that occurred in 2016 that did not occur in 2017. The decrease was partially offset by higher office lease cost due to the expiration of favorable office leases.

Our Education segment other intangible asset amortization expense for the three months ended March 31, 2017 increased $1.3 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2017 improved $13.3 million, or 55.1%, from a loss of $24.1 million for the same period in 2016 to a loss of $10.8 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to our 2015 acquisition. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was (5.8)% and (13.8)% for each of the three months ended March 31, 2017 and 2016, respectively.

Trade Publishing

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
Net sales	$36,533	$31,511	$5,022	15.9%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	24,710	23,344	1,366	5.9%
Publishing rights amortization	2,019	2,302	(283)	(12.3)%
Pre-publication amortization	70	81	(11)	(13.6)%

Cost of sales	26,799	25,727	1,072	4.2%
Selling and administrative	12,351	12,062	289	2.4%
Other intangible asset amortization	1,441	858	583	67.9%

Operating loss	(4,058)	(7,136)	3,078	43.1%

Net loss	$(4,058)	$(7,136)	3,078	43.1%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$105	$208	(103)	(49.5)%
Amortization expense	3,530	3,241	289	8.9%

Trade Publishing segment Adjusted EBITDA	$(423)	$(3,687)	3,264	88.6%

Trade Publishing segment Adjusted EBITDA as a % of net sales	(1.2)%	(11.7)%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended March 31, 2017 increased $5.0 million, or 15.9%, from $31.5 million for the same period in 2016 to $36.5 million. The increase in net sales was driven by the Whole30 Cookbook and Tools of Titans in addition to stronger eBooks sales along with favorable rate of returns.

Our Trade Publishing segment cost of sales for the three months ended March 31, 2017 increased $1.1 million, 4.2%, from $25.7 million for the same period in 2016 to $26.8 million of which $3.7 million of the increase is attributed to higher sales volume partially offset by $2.3 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 67.6% from 74.1% due to a product mix of increased eBook sales that carry lower production costs. The increase was offset slightly by lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended March 31, 2017 increased $0.3 million, or 2.4%, from $12.1 million for the same period in 2016 to $12.4 million. The increase was primarily due to higher office lease cost due to the expiration of favorable office leases along with certain other allocated overhead expenses.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended March 31, 2017 increased $0.6 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Trade Publishing segment Adjusted EBITDA for the three months ended March 31, 2017 improved $3.3 million from a loss of $3.7 million for the same period in 2016 to a loss of $0.4 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (1.2)% for the three months ended March 31, 2017, which was a favorable change from (11.7)% for the same period in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	16,977	24,752	(7,775)	(31.4)%
Restructuring	3,875	—	3,875	NM
Severance and other charges	1,206	1,577	(371)	(23.5)%

Operating loss	(22,058)	(26,329)	4,271	16.2%

Interest expense	(10,208)	(9,333)	(875)	(9.4)%
Change in fair value of derivative instruments	45	784	(739)	(94.3)%

Loss before taxes	(32,221)	(34,878)	2,657	7.6%
Income tax expense	14,392	34,395	(20,003)	(58.2)%

Net loss	$(46,613)	$(69,273)	$22,660	32.7%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$10,208	$9,333	$875	9.4%
Provision for income taxes	14,392	34,395	(20,003)	(58.2)%
Depreciation expense	5,499	4,317	1,182	27.4%
Non-cash charges—gain on derivative instruments	(45)	(784)	739	(94.3)%
Non-cash charges—stock compensation	2,544	3,003	(459)	(15.3)%
Fees, expenses or charges for equity offerings, debt or acquisitions	516	167	349	NM
Restructuring/Integration	3,783	3,816	(33)	(0.9)%
Severance, separation costs and facility closures	1,347	1,577	(230)	(14.6)%
Legal settlement	(4,500)	—	(4,500)	NM

Corporate and Other segment Adjusted EBITDA	$(12,869)	$(13,449)	$580	4.3%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2017 decreased $7.8 million, or 31.4%, from $24.8 million for the same period in 2016 to $17.0 million. The decrease was primarily due to an insurance reimbursement of $4.5 million, pertaining to historical legal defense and settlement costs for permissions litigation, and lower stock compensation costs; partially offset by $1.2 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure.

Our interest expense for the three months ended March 31, 2017 increased $0.9 million, from $9.3 million for the same period in 2016 to $10.2 million, primarily due to $1.2 million of net settlement payments on our interest rate derivative instruments, offset slightly by the lower outstanding balance on our term loan facility.

Our change in fair value of derivative instruments for the three months ended March 31, 2017 unfavorably changed by $0.7 million from a gain of $0.8 million for the same period in 2016 to a slight gain in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was lesser in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the three months ended March 31, 2017 increased $20.0 million, from an expense of $34.4 million for the same period in 2016, to an expense of $14.4 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.0)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (26.3)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 is primarily related to a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2017, favorably changed $0.6 million, or 4.3%, from a loss of $13.4 million for the same period in 2016 to a loss of $12.9 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring/integration costs, severance and facility vacant space costs and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$149,540	$226,102
Short-term investments	14,460	80,841
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	763,602	764,738

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net cash used in operating activities	$(95,878)	$(112,750)
Net cash provided by investing activities	21,210	72,718
Net cash used in financing activities	(1,894)	(25,342)

Operating activities

Net cash used in operating activities was $95.9 million for the three months ended March 31, 2017, a $16.9 million decrease from the $112.8 million used in operating activities for the three months ended March 31, 2016. The decrease in cash used in operating activities from 2016 to 2017 was primarily driven by more profitable operations, net of non-cash items, of $22.9 million offset by unfavorable net changes in operating assets and liabilities of $6.0 million. The unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in accounts receivable of $23.9 million due to a combination of lower billings in the fourth quarter of 2016 compared to the fourth quarter of 2015 and timing of receipts, unfavorable changes in severance and other charges of $3.1 million attributed to changes in executive management during the second half of 2016 and net unfavorable changes in other assets and liabilities of $1.4 million due to timing of disbursements. These unfavorable changes were partially offset by favorable changes in accounts payable of $14.8 million due to timing of payments, favorable changes in inventory of $3.9 million due to better inventory management and favorable changes in royalties of $3.7 million due to volume.

Investing activities

Net cash provided by investing activities was $21.2 million for the three months ended March 31, 2017, a decrease of $51.5 million from the $72.7 million provided by investing activities for the three months ended March 31, 2016. The decrease in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $64.1 million compared to 2016. Additionally, capital investing expenditures related to pre-publication costs and property, plant and equipment decreased by $12.6 million, primarily due to lower spend on leasehold improvements related to various office moves as the corporate office relocation was completed in 2016, technology infrastructure and timing of spend.

Financing activities

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2017, a decrease of $23.4 million from the $25.3 million of net cash used in financing activities for the three months ended March 31, 2016. The decrease in cash used in financing activities was primarily due to share repurchases under our share repurchase program for our common stock, which were $31.0 million less during 2017 compared to the prior period partially offset by $7.6 million of less proceeds related to stock option exercises during 2017 compared to the prior period.

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

Term Loan Facility

We entered into an amended and restated term loan credit facility (the “term loan facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility to $800.0 million, all of which was drawn at closing. As of March 31, 2017, we had approximately $786.0 million ($771.6 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of March 31, 2017, the interest rate of the term loan facility was 4.0%.

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

We are subject to an excess cash flow provision under the term loan facility which is predicated upon our leverage ratio and cash flow. There was no payment required under the excess cash flow provision in 2017.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of March 31, 2017, we had approximately $28.4 million of outstanding letters of credit and approximately $115.6 million of borrowing availability under the revolving credit facility. No loans have been drawn on the revolving credit facility as of May 3, 2017.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2017, due to our level of borrowing availability.

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

General

We had $149.5 million of cash and cash equivalents and $14.5 million of short-term investments at March 31, 2017. We had $226.1 million of cash and cash equivalents and $80.8 million of short-term investments at December 31, 2016.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2017 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Covenant Compliance

As of March 31, 2017, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of March 31, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

The Company’s share repurchase activity was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of repurchases (in thousands)	$—	$30,998
Shares repurchased	—	1,520,918
Average cost per share	$—	$20.38

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

As of March 31, 2017, we had $786.0 million ($771.6 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.9 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at March 31, 2017. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of March 31, 2017. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2017 and December 31, 2016. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our instructional materials. During 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and made total settlement payments of $10.0 million collectively. We received approximately $4.5 million of insurance recovery proceeds during the first quarter of 2017.

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2016.

We may not realize expected benefits from our operational efficiency and cost-savings initiatives, including those under our 2017 Restructuring Plan, and such initiatives may lead to unintended consequences that could have a material effect on our results of operations.

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with net sales, while preserving our ability to make the investments in content and our people that we believe are important to our long-term success. In March 2017, we committed to certain actions under the 2017 Restructuring Plan in order to improve our operational efficiency, better focus on the needs of our customers and right-size our cost structure to create long-term shareholder value. These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We estimate annualized cost savings of approximately $70.0 million to $80.0 million exiting 2018 as a result of these actions and estimate that implementation of these actions are expected to result in total charges of approximately $41.0 million to $45.0 million, of which approximately $32.0 million to $36.0 million of these charges are estimated to result in future cash outlays.

Expected costs, savings and operational efficiency benefits under such initiatives, including those under our 2017 Restructuring Plan, may differ materially from our estimates and expectations based on a number of factors, including timing of actions thereunder and higher than expected costs of implementation. In addition, such initiatives may lead to unintended consequences, such as management and employee distraction, inability to attract and retain key personnel, attrition beyond planned reductions, and reduced morale and productivity, which could have a material effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the first quarter of 2017. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of March 31, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1†	John J. Lynch Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 15, 2017 (File No. 001-36166)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

May 4, 2017	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 4, 2017	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)