Form 10-Q
period 2017-06-30
Houghton Mifflin Harcourt Co
filed 2017-08-03
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2017 was 123,339,531.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will” or “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; the industry in which we operate; the impact of new accounting guidance; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of acquisitions and other investments; our share repurchase program; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$78,735	$226,102
Short-term investments	—	80,841
Accounts receivable, net of allowance for bad debts and book returns of $22.6 million and $22.5 million, respectively	304,301	216,006
Inventories	197,903	162,415
Prepaid expenses and other assets	26,147	20,356

Total current assets	607,086	705,720
Property, plant, and equipment, net	157,083	175,202
Pre-publication costs, net	317,336	314,784
Royalty advances to authors, net	48,965	43,977
Goodwill	783,073	783,073
Other intangible assets, net	645,180	685,649
Deferred income taxes	3,458	3,458
Other assets	21,813	19,608

Total assets	$2,583,994	$2,731,471

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	91,953	76,181
Royalties payable	69,389	72,233
Salaries, wages, and commissions payable	43,931	41,289
Deferred revenue	242,793	272,828
Interest payable	110	193
Severance and other charges	15,854	8,863
Accrued postretirement benefits	1,928	1,928
Other liabilities	38,219	23,635

Total current liabilities	512,177	505,150
Long-term debt, net of discount and issuance costs	762,466	764,738
Long-term deferred revenue	431,151	436,627
Accrued pension benefits	27,451	28,956
Accrued postretirement benefits	20,616	22,084
Deferred income taxes	90,409	71,381
Other liabilities	20,879	22,495

Total liabilities	1,865,149	1,851,431

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 147,836,621 and 147,556,804 shares issued at June 30, 2017 and December 31, 2016, respectively; 123,259,587 and 122,979,770 shares outstanding at June 30, 2017 and December 31, 2016, respectively	1,478	1,475
Treasury stock, 24,577,034 shares as of June 30, 2017 and December 31, 2016, respectively, at cost (related parties of $193,493 at 2017 and 2016)	(518,030)	(518,030)
Capital in excess of par value	4,873,638	4,868,230
Accumulated deficit	(3,585,865)	(3,418,340)
Accumulated other comprehensive loss	(52,376)	(53,295)

Total stockholders’ equity	718,845	880,040

Total liabilities and stockholders’ equity	$2,583,994	$2,731,471

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2017	2016	2017	2016
Net sales	$393,051	$392,042	$614,968	$597,858
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	175,693	173,466	283,229	278,984
Publishing rights amortization	10,867	14,413	24,265	32,206
Pre-publication amortization	29,758	31,315	57,335	59,596

Cost of sales	216,318	219,194	364,829	370,786
Selling and administrative	166,165	184,479	322,517	353,154
Other intangible asset amortization	8,128	5,968	16,204	12,144
Restructuring	33,393	—	37,268	—
Severance and other charges	213	3,553	1,419	5,130

Operating loss	(31,166)	(21,152)	(127,269)	(143,356)

Other income (expense)
Interest expense	(10,432)	(9,402)	(20,640)	(18,735)
Change in fair value of derivative instruments	851	(619)	896	165

Loss before taxes	(40,747)	(31,173)	(147,013)	(161,926)
Income tax expense (benefit)	6,120	(2,782)	20,512	31,613

Net loss	$(46,867)	$(28,391)	$(167,525)	$(193,539)

Net loss per share attributable to common stockholders
Basic	$(0.38)	$(0.23)	$(1.36)	$(1.58)

Diluted	$(0.38)	$(0.23)	$(1.36)	$(1.58)

Weighted average shares outstanding
Basic	122,919,853	122,143,971	122,849,127	122,520,786

Diluted	122,919,853	122,143,971	122,849,127	122,520,786

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2017	2016	2017	2016
Net loss	$(46,867)	$(28,391)	$(167,525)	$(193,539)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	62	(257)	2	(210)
Unrealized gain (loss) on short-term investments, net of tax	2	(3)	—	57
Net change in unrealized (loss) gain on derivative financial instruments, net of tax	(444)	(2,848)	917	(8,876)

Other comprehensive (loss) income, net of taxes	(380)	(3,108)	919	(9,029)

Comprehensive loss	$(47,247)	$(31,499)	$(166,606)	$(202,568)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities
Net loss	$(167,525)	$(193,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	136,188	141,680
Amortization of debt discount and deferred financing costs	2,090	2,090
Deferred income taxes	19,028	29,252
Stock-based compensation expense	5,475	6,673
Restructuring charges related to property, plant, and equipment	10,035	—
Change in fair value of derivative instruments	(896)	(165)
Changes in operating assets and liabilities
Accounts receivable	(88,295)	(91,073)
Inventories	(35,488)	(47,478)
Other assets	(7,997)	(9,800)
Accounts payable and accrued expenses	11,505	12,137
Royalties payable and author advances, net	(7,832)	(3,422)
Deferred revenue	(35,511)	(17,365)
Interest payable	(83)	—
Severance and other charges	9,859	328
Accrued pension and postretirement benefits	(2,973)	(3,014)
Other liabilities	12,218	4,919

Net cash used in operating activities	(140,202)	(168,777)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	80,690	197,724
Additions to pre-publication costs	(57,294)	(65,232)
Additions to property, plant, and equipment	(26,534)	(56,238)

Net cash (used in) provided by investing activities	(3,138)	76,254

Cash flows from financing activities
Payments of long-term debt	(4,000)	(4,000)
Repurchases of common stock	—	(51,018)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,434)	(1,039)
Proceeds from stock option exercises	512	11,220
Issuance of common stock under employee stock purchase plan	895	1,113

Net cash used in financing activities	(4,027)	(43,724)

Net decrease in cash and cash equivalents	(147,367)	(136,247)
Cash and cash equivalent at the beginning of the period	226,102	234,257

Cash and cash equivalent at the end of the period	$78,735	$98,010

Non-cash investing activities
Pre-publication costs included in accounts payable	$18,337	$11,984
Property, plant, and equipment included in accounts payable	7,908	14,419
Property, plant, and equipment acquired under capital leases	—	199

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

The June 30, 2017 and December 31, 2016 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of, and for the three and six month periods ended, June 30, 2017 and 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included therein.

During the six months ended June 30, 2016, we recorded out-of-period corrections of approximately $2.9 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

During the six months ended June 30, 2017, we recorded out-of-period corrections of approximately $4.0 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

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

2.     Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2017 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2016.

3.     Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The changes to the guidance require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The guidance will be effective in 2018, we do not expect it to have a material impact on our consolidated financial statements.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance became effective January 1, 2017. The adoption of the guidance during the six months ended June 30, 2017 resulted in the recognition of approximately $12.3 million (tax effected) of previously unrecorded additional paid-in capital net operating losses as of January 1, 2017. The additional net operating losses were offset by an increase to the valuation allowance, accordingly no income tax benefit was recognized as a result of the adoption.

4.     Inventories

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Finished goods	$192,619	$157,925
Raw materials	5,284	4,490

Inventories	$197,903	$162,415

5.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	194,130	(11,551)	182,579	194,130	(6,961)	187,169
Publishing rights	1,180,000	(1,056,183)	123,817	1,180,000	(1,031,918)	148,082
Customer related and other	442,640	(264,856)	177,784	442,640	(253,242)	189,398

Other intangible assets, net	$1,977,770	$(1,332,590)	$645,180	$1,977,770	$(1,292,121)	$685,649

The changes in the carrying amount of goodwill for the period ended June 30, 2017 was as follows:

Balance at December 31, 2016	$783,073
Acquisitions	—

Balance at June 30, 2017	$783,073

Amortization expense for definite-lived trademark and tradenames, publishing rights and customer related and other intangibles were $40.5 million and $44.4 million for the six months ended June 30, 2017 and 2016, respectively.

6.     Debt

Our debt consisted of the following:

	June 30, 2017	December 31, 2016
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$770,466	$772,738
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$762,466	$764,738

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

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of June 30, 2017, the interest rate of the term loan facility was 4.0%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of June 30, 2017. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $0.9 million and an unrealized loss of $8.9 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2017 and 2016, respectively. The corresponding $5.2 million and $6.1 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. No amounts have been drawn on the revolving credit facility as of June 30, 2017.

As of June 30, 2017, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We substantially completed the organizational design change actions and expect to substantially complete the remaining actions by the end of 2018.

Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $41.0 million to $45.0 million, of which approximately $32.0 million to $36.0 million of these charges are estimated to result in future cash outlays. We have recorded cash-related costs of $23.3 million and $27.2 million for the three and six months ended June 30, 2017, respectively, of which a portion of these expenses totaling approximately $14.0 million and $14.2 million were related to severance and termination benefits for the three and six months ended June 30, 2017, respectively, with the remaining amount of approximately $9.3 million and $13.0 million related to implementation of the plan and real estate consolidation costs, respectively. These costs are included in the restructuring line item within our consolidated statements of operations.

The following table provides a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the three and six months ended June 30, 2017 by major type of cost:

Type of Cost	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Total Amount Incurred to Date
Restructuring charges: (1)
Severance and termination benefits	$14,021	$14,162	$14,162
Office space consolidation (2)	6,776	6,776	6,776
Implementation and impairment (3)	12,596	16,330	16,730

	$33,393	$37,268	$37,668

(1)	All restructuring charges are included within Corporate and Other.
(2)	During the three months ended June 30, 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $0.9 million and $5.9 million of accruals related to vacating certain office space in two of our locations.
(3)	During the three months ended June 30, 2017, we recorded a non-cash impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment.

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2017
	Restructuring accruals at December 31, 2016	Charges	Cash payments	Restructuring accruals at June 30, 2017
Severance and termination benefits	$—	$14,162	$(3,993)	$10,169
Office space consolidation	—	5,860	(127)	5,733
Implementation	—	7,211	(3,118)	4,093

	$—	$27,233	$(7,238)	$19,995

The following table provides a summary of our estimates of costs associated with the 2017 Restructuring Plan through the end of 2018 by major type of cost:

Type of Cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Severance and termination benefits	$14,000	to	$16,000
Office space consolidation	12,000	to	13,000
Implementation and impairment	15,000	to	16,000

	$41,000	to	$45,000

Severance and Other Charges

2017

Exclusive of the 2017 Restructuring Plan, during the six months ended June 30, 2017, $4.4 million of severance payments were made to employees whose employment ended in 2017 and prior years and $3.0 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $1.1 million to reflect costs for severance, which we expect to be paid over the next twelve months, along with a $0.4 million charge for office space no longer occupied.

2016

During the six months ended June 30, 2016, $2.8 million of severance payments were made to employees whose employment ended in 2016 and prior years and $2.0 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $5.7 million to reflect costs for severance, which have been fully paid, along with a favorable $0.6 million accrual adjustment for vacated space.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2017
Severance costs	$6,417	$1,055	$(4,449)	$3,023
Other charges	4,604	364	(3,013)	1,955

	$11,021	$1,419	$(7,462)	$4,978

	2016
	Severance/ other accruals at December 31, 2015	Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2016
Severance costs	$1,455	$5,750	$(2,804)	$4,401
Other charges	5,251	(620)	(1,998)	2,633

	$6,706	$5,130	$(4,802)	$7,034

The current portion of the severance and other charges was $15.9 million (inclusive of the 2017 Restructuring Plan) and $8.9 million as of June 30, 2017 and December 31, 2016, respectively.

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

For the three months ended June 30, 2017 and 2016, we recorded an income tax expense (benefit) of approximately $6.1 million and $(2.8) million, respectively, and for the six months ended June 30, 2017 and 2016, we recorded an income tax expense of approximately $20.5 million and $31.6 million, respectively. The decrease in income tax expense for the six months ended June 30, 2017 of $11.1 million is primarily related to a lower annual effective tax rate, a portion of which was due to a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For all periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (15.0)% and 8.9% for the three months ended June 30, 2017 and 2016, respectively, and (14.0)% and (19.5)% for the six months ended June 30, 2017 and 2016, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.5 million at June 30, 2017 and December 31, 2016, respectively.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Six Months Ended June 30,
	2017	2016
Interest cost	$2,764	$2,612
Expected return on plan assets	(4,632)	(4,576)
Amortization of net loss	402	24

Net periodic benefit (credit) cost	$(1,466)	$(1,940)

	Other Post Retirement Benefit Plans
	Six Months Ended June 30,
	2017	2016
Service cost	$67	$82
Interest cost	385	438
Amortization of prior service cost	(670)	(670)
Amortization of net loss	7	44

Net periodic benefit (credit) cost	$(211)	$(106)

There were no contributions to the pension plans for the six months ended June 30, 2017 and 2016, and we do not expect to make a contribution to the pension plans during 2017.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$35,128	$35,128	$—	(a	)
Foreign exchange derivatives	496	—	496	(a	)

	$35,624	$35,128	$496

Financial liabilities
Interest rate derivatives	$5,191	$—	$5,191	(a	)

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$184,968	$184,968	$—	(a	)
U.S. treasury securities	14,457	14,457	—	(a	)
U.S. agency securities	66,384	—	66,384	(a	)

	$265,809	$199,425	$66,384

Financial liabilities
Foreign exchange derivatives	$816	$—	$816	(a	)
Interest rate derivatives	6,108	—	6,108	(a	)

	$6,924	$—	$6,924

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $35.1 million and $185.0 million invested in money market funds as of June 30, 2017 and December 31, 2016, respectively, we had $43.6 million and $41.1 million of cash invested in bank accounts as of June 30, 2017 and December 31, 2016, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.4 million and $16.2 million at June 30, 2017 and December 31, 2016, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of June 30, 2017.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the nonfinancial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the six months ended June 30, 2017 and 2016, except for the following.

We review internal and external software development costs, included within property, plant, and equipment, for impairment. The carrying amounts of software development costs are periodically compared to net realizable value and impairment charges are recorded, as appropriate, when amounts expected to be realized are lower. During the three months ended June 30, 2017 in connection with our 2017 Restructuring Plan, we recorded an impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment as the carrying amount of the asset is no longer recoverable based on projected cash flows.

There were no nonfinancial liabilities that were required to be measured at fair value on a nonrecurring basis during 2017 and 2016. The following table presents our nonfinancial assets measured at fair value on a nonrecurring basis during 2017:

	2017	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$9,119	(c	)

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2017 and December 31, 2016. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$770,466	$733,868	$772,738	$732,169

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2017 and December 31, 2016. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

11.   Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

We are involved in ordinary and routine litigation and matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights has become extensive in the educational publishing industry. Specifically, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and made total settlement payments of $10.0 million, collectively. We received approximately $4.5 million of insurance recovery proceeds during the first quarter of 2017.

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

We were contingently liable for $2.5 million and $4.1 million of performance-related surety bonds for our operating activities as of June 30, 2017 and December 31, 2016, respectively. An aggregate of $26.2 million and $31.7 million of letters of credit existed as of June 30, 2017 and December 31, 2016, respectively, of which $2.4 million backed the aforementioned performance-related surety bonds as of December 31, 2016.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2017 and December 31, 2016.

12.   Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss attributable to common stockholders	$(46,867)	$(28,391)	$(167,525)	$(193,539)

Denominator
Weighted average shares outstanding
Basic	122,919,853	122,143,971	122,849,127	122,520,786
Diluted	122,919,853	122,143,971	122,849,127	122,520,786
Net loss per share attributable to common stockholders
Basic	$(0.38)	$(0.23)	$(1.36)	$(1.58)
Diluted	$(0.38)	$(0.23)	$(1.36)	$(1.58)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	3,305,258	7,167,451	3,130,273	7,017,824
Restricted stock and restricted stock units	1,722,833	1,126,298	1,296,699	871,685

13.   Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of June 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity for the three and six months ended June 30, 2017.

14.   Segment Reporting

As of June 30, 2017, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

	Three Months Ended June 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2017
Net sales	$350,607	$42,444	$—
Segment Adjusted EBITDA	82,348	2,733	(12,131)
2016
Net sales	$353,384	$38,658	$—
Segment Adjusted EBITDA	85,267	322	(10,186)

	Six Months Ended June 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2017
Net sales	$535,991	$78,977	$—
Segment Adjusted EBITDA	71,548	2,310	(25,000)
2016
Net sales	$527,689	$70,169	$—
Segment Adjusted EBITDA	61,208	(3,365)	(23,635)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Segment Adjusted EBITDA	$72,951	$75,403	$48,859	$34,208
Interest expense	(10,432)	(9,402)	(20,640)	(18,735)
Depreciation expense	(19,115)	(19,390)	(38,385)	(37,734)
Amortization expense	(48,753)	(51,696)	(97,804)	(103,946)
Non-cash charges—stock-compensation	(2,931)	(3,670)	(5,475)	(6,673)
Non-cash charges—gain (loss) on derivative instrument	851	(619)	896	165
Purchase accounting adjustments	—	(1,236)	—	(3,088)
Fees, expenses or charges for equity offerings, debt or acquisitions	288	(812)	(277)	(979)
2017 Restructuring Plan	(33,393)	—	(37,268)	—
Restructuring/Integration	—	(6,198)	—	(10,014)
Severance, separation costs and facility closures	(213)	(3,553)	(1,419)	(5,130)
Legal settlement	—	(10,000)	4,500	(10,000)

Loss before taxes	(40,747)	(31,173)	(147,013)	(161,926)
Provision (benefit) for income taxes	6,120	(2,782)	20,512	31,613

Net loss	$(46,867)	$(28,391)	$(167,525)	$(193,539)

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

Beginning at the end of 2016, we worked with a third party consultant to review our operating model and organizational design in order to improve our operational efficiency, better focus on the needs of our customers and right-size our cost structure to create long-term shareholder value. In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We have substantially completed the organizational design change actions and expect to substantially complete the remaining actions by the end of 2018.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and is scheduled to adopt science in 2017 for purchase in 2018. Texas school districts purchased social studies and high school math materials in 2015 and are purchasing materials for languages other than English and career and technical education in 2017. The next major adoption in Texas is expected to be Reading/English language arts, currently scheduled for adoption in 2018 and purchase in 2019. California adopted English language arts materials in 2015 with purchases beginning in 2016 and continuing through 2018 and will adopt history social science materials in 2017 for purchase in 2018 and continuing through 2020. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the recently concluded 2017 legislative session appropriated funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, we have historically, although not always, captured a leading market share in these states in the years that they adopt educational materials for various subjects.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the six months ended June 30, 2017 was $16.2 million, of which $4.6 million related to the tradenames that were changed from indefinite-lived intangible assets to definite-lived intangible assets on October 1, 2016 due to the strategic decision to gradually migrate away from specific imprints, primarily the Holt McDougal and various supplemental brands, and to market our products under the Houghton Mifflin Harcourt and HMH names.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the six months ended June 30, 2017 was $20.6 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2017 and 2016

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$393,051	$392,042	$1,009	0.3%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	175,693	173,466	2,227	1.3%
Publishing rights amortization	10,867	14,413	(3,546)	(24.6)%
Pre-publication amortization	29,758	31,315	(1,557)	(5.0)%

Cost of sales	216,318	219,194	(2,876)	(1.3)%
Selling and administrative	166,165	184,479	(18,314)	(9.9)%
Other intangible assets amortization	8,128	5,968	2,160	36.2%
Restructuring	33,393	—	33,393	NM
Severance and other charges	213	3,553	(3,340)	(94.0)%

Operating loss	(31,166)	(21,152)	(10,014)	(47.3)%

Other income (expense):
Interest expense	(10,432)	(9,402)	(1,030)	(11.0)%
Change in fair value of derivative instruments	851	(619)	1,470	NM

Loss before taxes	(40,747)	(31,173)	(9,574)	(30.7)%
Income tax expense (benefit)	6,120	(2,782)	8,902	NM

Net loss	$(46,867)	$(28,391)	$(18,476)	(65.1)%

NM = not meaningful

Net sales for the three months ended June 30, 2017 increased $1.0 million, or 0.3%, from $392.0 million for the same period in 2016 to $393.1 million. The net sales increase was driven by a $3.8 million increase in our Trade Publishing segment, partially offset by a $2.8 million decrease in our Education Segment. Within our Trade business, the increase was due to frontlist releases Papi and the latest edition to the Tolkien anthology Beren and Luthien, stronger eBooks, such as Handmaid’s Tale, and backlist print title sales. Within our Education Segment, which includes our Basal business and our Extension businesses, the decline in year over year net sales was attributed to our Basal business, inclusive of international sales, which declined by $27.0 million from $214.0 million in 2016 to $187.0 million. The primary drivers of the decrease on our Basal business were lower net sales of Basal math programs across adoption and open territory states and lower net sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017. Partially offsetting the decrease in our Basal business were higher net sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extensions for the quarter increased $25.0 million from $139.0 million in 2016 to $164.0 million. The primary drivers of the increase in our Extensions were higher intervention sales primarily due to Read 180 Universal, and an increase in our Heinemann business net sales driven primarily by our Classroom Libraries offering.

Operating loss for the three months ended June 30, 2017 unfavorably changed by $10.0 million from $21.2 million for the same period in 2016 to $31.2 million, due primarily to the following:

•	A $33.4 million charge associated with our 2017 Restructuring Plan, which includes severance and termination benefits of $14.0 million, real estate consolidation costs of $6.8 million, implementation costs of $3.5 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million,

•	Our cost of sales, excluding publishing rights and pre-publication amortization, increased $2.2 million. As a percentage of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, increased to 44.7% from 44.2% due to a product mix carrying higher costs, resulting in lower profitability of $1.8 million coupled with a $0.4 million increase attributed to higher volume,

•	Partially offsetting the unfavorable change in operating loss was a $18.3 million decrease in selling and administrative costs, primarily due to a $10.0 million legal settlement in the prior year period for permissions litigation. Further, there was reduction in internal and outside labor related costs of $11.0 million and lower travel and entertainment expenses of $3.0 million, all due to actions taken under the 2017 Restructuring Plan. The decrease was partially offset by $7.0 million of higher incentive compensation, primarily higher commission expense due to greater sales quota achievement levels than in the prior yearperiod.

•	A $3.3 million reduction in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and have been included within the restructuring line item, and

•	A $2.9 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives.

Interest expense for the three months ended June 30, 2017 increased $1.0 million from $9.4 million for the same period in 2016 to $10.4 million, primarily due to $1.1 million of net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Change in fair value of derivative instruments for the three months ended June 30, 2017 favorably changed by $1.5 million from a loss of $0.6 million for the same period in 2016 to a gain of $0.9 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax expense (benefit) for the three months ended June 30, 2017 increased $8.9 million, from a benefit of $2.8 million for the same period in 2016, to an expense of $6.1 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.6)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (19.5)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 was impacted by a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Six Months Ended June 30, 2017 and 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$614,968	$597,858	$17,110	2.9%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	283,229	278,984	4,245	1.5%
Publishing rights amortization	24,265	32,206	(7,941)	(24.7)%
Pre-publication amortization	57,335	59,596	(2,261)	(3.8)%

Cost of sales	364,829	370,786	(5,957)	(1.6)%
Selling and administrative	322,517	353,154	(30,637)	(8.7)%
Other intangible assets amortization	16,204	12,144	4,060	33.4%
Restructuring	37,268	—	37,268	NM
Severance and other charges	1,419	5,130	(3,711)	(72.3)%

Operating loss	(127,269)	(143,356)	16,087	11.2%

Other income (expense):
Interest expense	(20,640)	(18,735)	(1,905)	(10.2)%
Change in fair value of derivative instruments	896	165	731	NM

Loss before taxes	(147,013)	(161,926)	14,913	9.2%
Income tax expense	20,512	31,613	(11,101)	(35.1)%

Net loss	$(167,525)	$(193,539)	$26,014	13.4%

NM = not meaningful

Net sales for the six months ended June 30, 2017 increased $17.1 million, or 2.9%, from $597.9 million for the same period in 2016 to $615.0 million. The net sales increase was driven by an $8.8 million increase in our Trade Publishing segment and an $8.3 million increase in our Education Segment. Within our Trade business, the increase was primarily due to sales of the Whole30 series, Tools of Titans and Papi, stronger eBooks sales, such as Handmaid’s Tale, and backlist print title sales. Within our Education Segment, the increase was primarily due to greater sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extensions for the six-month period increased $29.0 million from $250.0 million in the 2016 period to $279.0 million. The primary drivers of the increase in our Extensions were higher intervention sales, primarily due to Read 180 Universal, and with an increase in Heinemann net sales driven primarily by our Classroom Libraries offering. Partially offsetting the increase in our Extension net sales were lower Basal sales, inclusive of international sales, which declined by $21.0 million from $278.0 million in the 2016 period to $257.0 million. The primary drivers behind the decrease were lower net sales of Basal math programs across adoption and open territory states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017. Partially offsetting the decrease in Basal net sales was a $5.0 million one-time fee recognized in association with the expiration of a distribution agreement.

Operating loss for the six months ended June 30, 2017 favorably changed by $16.1 million from $143.4 million for the same period in 2016 to $127.3 million, due primarily to the following:

•	An increase in net sales of $17.1 million,

•	A $30.6 million decrease in selling and administrative costs primarily due to a reduction in marketing and advertising costs of $5.0 million, lower professional fees of $20.0 million (of which $10.0 million relates to legal settlement costs for permissions litigation during the prior year period coupled with a $4.5 million insurance reimbursement during the 2017 period), a reduction of internal and outside labor related costs of $6.0 million, and lower travel and entertainment expenses of $7.1 million, all largely due to actions taken under the 2017 Restructuring Plan. Additionally, samples and depository fees were $5.0 million lower in the period. The decrease was partially offset by $8.0 million of higher incentive compensation, primarily attributable to commission expense due to greater sales quota achievement levels than in the prior year period, $3.0 million of higher office lease cost due to the expiration of favorable office leases, and $2.5 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure,

•	A $6.1 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives,

•	A $3.7 million reduction in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and have been included within the restructuring line item,

•	Partially offsetting the favorable change in operating loss, was a $37.3 million charge associated with our 2017 Restructuring Plan, which includes severance and termination benefits of $14.2 million, real estate consolidation costs of $6.8 million, implementation costs of $7.2 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million, and

•	Our cost of sales, excluding publishing rights and pre-publication amortization, increased $4.2 million of which $8.0 million is attributed to higher sales volume partially offset by $3.7 million of lower costs as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 46.1% from 46.7% due to a product mix of increased Trade eBook sales along with a $5.0 million one-time fee we recognized associated with a distribution agreement that did not carry any cost of sales.

Interest expense for the six months ended June 30, 2017 increased $1.9 million from $18.7 million for the same period in 2016 to $20.6 million, primarily due to $2.3 million of net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Change in fair value of derivative instruments for the six months ended June 30, 2017 favorably changed by $0.7 million from a gain of $0.2 million for the same period in 2016 to a gain of $0.9 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was greater in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the six months ended June 30, 2017 decreased $11.1 million, from an expense of $31.6 million for the same period in 2016, to an expense of $20.5 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.6)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (19.5)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 was impacted by a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(46,867)	$(28,391)	$(167,525)	$(193,539)
Interest expense	10,432	9,402	20,640	18,735
Provision (benefit) for income taxes	6,120	(2,782)	20,512	31,613
Depreciation expense	19,115	19,390	38,385	37,734
Amortization expense	48,753	51,696	97,804	103,946
Non-cash charges—stock compensation	2,931	3,670	5,475	6,673
Non-cash charges—(gain) loss on derivative instrument	(851)	619	(896)	(165)
Purchase accounting adjustments	—	1,236	—	3,088
Fees, expenses or charges for equity offerings, debt or acquisitions	(288)	812	277	979
2017 Restructuring Plan	33,393	—	37,268	—
Restructuring/Integration	—	6,198	—	10,014
Severance, separation costs and facility closures	213	3,553	1,419	5,130
Legal settlement	—	10,000	(4,500)	10,000

Adjusted EBITDA	$72,951	$75,403	$48,859	$34,208

Segment Operating Results

Results of Operations—Comparing Three Months Ended June 30, 2017 and 2016

Education

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Net sales	$350,607	$353,384	$(2,777)	(0.8)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	147,814	147,263	551	0.4%
Publishing rights amortization	9,047	12,299	(3,252)	(26.4)%
Pre-publication amortization	29,675	31,220	(1,545)	(4.9)%

Cost of sales	186,536	190,782	(4,246)	(2.2)%
Selling and administrative	134,081	136,025	(1,944)	(1.4)%
Other intangible asset amortization	6,677	5,110	1,567	30.7%

Operating income	23,313	21,467	1,846	8.6%

Net income	$23,313	$21,467	1,846	8.6%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$13,636	$13,935	(299)	(2.1)%
Amortization expense	45,400	48,629	(3,229)	(6.6)%
Purchase accounting adjustments	—	1,236	(1,236)	NM

Education segment Adjusted EBITDA	$82,349	$85,267	(2,918)	(3.4)%

Education segment Adjusted EBITDA as a % of net sales	23.5%	24.1%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2017 decreased $2.8 million, or 0.8%, from $353.4 million for the same period in 2016 to $350.6 million. The decline in year over year net sales was attributed to the Basal business, inclusive of international sales, which declined by $27.0 million from $214.0 million in 2016 to $187.0 million. The primary drivers behind the decrease were lower net sales of Basal math programs across adoption and open territory states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017.

Partially offsetting the decrease in our Basal business were greater sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extensions for the quarter increased $25.0 million from $139.0 million in 2016 to $164.0 million. The primary drivers of the increase in our Extensions were higher intervention sales primarily due to Read 180 Universal and an increase in our Heinemann business net sales driven primarily by our Classroom Libraries offering.

Our Education segment cost of sales for the three months ended June 30, 2017 decreased $4.2 million, or 2.2%, from $190.8 million for the same period in 2016 to $186.5 million. Publishing rights and pre-publication amortization decreased by $4.8 million from the same period last year primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $0.5 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, increased to 42.2% from 41.7% primarily due to product mix, resulting in an approximate $1.7 million decrease in profitability, partially offset by $1.2 million decrease of our cost of sales, excluding publishing rights and pre-publication amortization, attributed to lower sales volume.

Our Education segment selling and administrative expense for the three months ended June 30, 2017 decreased $1.9 million, or 1.4%, from $136.0 million for the same period in 2016 to $134.1 million. The decrease was driven by a reduction in marketing and adverting costs along with lower travel and entertainment expenses. The decrease was partially offset by higher office lease cost due to the expiration of favorable office leases and higher incentive compensation, primarily higher commission expense due to greater sales quota achievement levels than in the prior year period.

Our Education segment other intangible asset amortization expense for the three months ended June 30, 2017 increased $1.6, or 30.7%, million from the same period in 2016, which was related to the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2017 decreased $2.9 million, or 3.4%, from $85.3 million for the same period in 2016 to $82.3 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to our 2015 acquisition. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 23.5% and 24.1% for each of the three months ended June 30, 2017 and 2016, respectively.

Trade Publishing

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Net sales	$42,444	$38,658	$3,786	9.8%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	27,879	26,203	1,676	6.4%
Publishing rights amortization	1,820	2,114	(294)	(13.9)%
Pre-publication amortization	83	95	(12)	(12.6)%

Cost of sales	29,782	28,412	1,370	4.8%
Selling and administrative	11,939	12,281	(342)	(2.8)%
Other intangible asset amortization	1,451	858	593	69.1%

Operating loss	(728)	(2,893)	2,165	74.8%

Net loss	$(728)	$(2,893)	2,165	74.8%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$108	$148	(40)	(27.0)%
Amortization expense	3,353	3,067	286	9.3%

Trade Publishing segment Adjusted EBITDA	$2,733	$322	2,411	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	6.4%	0.8%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended June 30, 2017 increased $3.8 million, or 9.8%, from $38.7 million for the same period in 2016 to $42.4 million. The increase in net sales was driven by Papi and the latest edition to the Tolkien anthology Beren and Luthien in addition to stronger eBooks, such as Handmaid’s Tale, and backlist print title sales.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2017 increased $1.4 million, 4.8%, from $28.4 million for the same period in 2016 to $29.8 million of which $2.6 million of the increase is attributed to higher sales volume partially offset by $0.9 million of lower cost as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 65.7% from 67.8% due to a product mix of increased eBook sales. The increase was also offset slightly by lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2017 decreased $0.3 million, or 2.8%, from $12.3 million for the same period in 2016 to $11.9 million. The decrease was primarily due to lower discretionary costs.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended June 30, 2017 increased $0.6 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Trade Publishing segment Adjusted EBITDA for the three months ended June 30, 2017 improved $2.4 million from $0.3 million for the same period in 2016 to $2.7 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 6.4% for the three months ended June 30, 2017, which was a favorable change from 0.8% for the same period in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended June 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	20,145	36,173	(16,028)	(44.3)%
Restructuring	33,393	—	33,393	NM
Severance and other charges	213	3,553	(3,340)	(94.0)%

Operating loss	(53,751)	(39,726)	(14,025)	(35.3)%

Interest expense	(10,432)	(9,402)	(1,030)	(11.0)%
Change in fair value of derivative instruments	851	(619)	1,470	NM

Loss before taxes	(63,332)	(49,747)	(13,585)	(27.3)%
Income tax expense (benefit)	6,120	(2,782)	8,902	NM

Net loss	$(69,452)	$(46,965)	$(22,487)	(47.9)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$10,432	$9,402	$1,030	11.0%
Provision (benefit) for income taxes	6,120	(2,782)	8,902	NM
Depreciation expense	5,371	5,307	64	1.2%
Non-cash charges—(gain) loss on derivative instruments	(851)	619	(1,470)	NM
Non-cash charges—stock compensation	2,931	3,670	(739)	(20.1)%
Fees, expenses or charges for equity offerings, debt or acquisitions	(288)	812	(1,100)	NM
2017 Restructuring Plan	33,393	—	33,393	NM
Restructuring/Integration	—	6,198	(6,198)	NM
Severance, separation costs and facility closures	213	3,553	(3,340)	NM
Legal settlement	—	10,000	(10,000)	NM

Corporate and Other segment Adjusted EBITDA	$(12,131)	$(10,186)	$(1,945)	(19.1)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2017 decreased $16.0 million, or 44.3%, from $36.2 million for the same period in 2016 to $20.1 million. The decrease was primarily due to legal settlement costs for permissions litigation of $10.0 million in 2016, a reduction in labor related costs due to actions taken under the 2017 Restructuring Plan, lower travel and entertainment expenses along with lower stock compensation costs.

Our 2017 Restructuring Plan costs, for the three months ended June 30, 2017 were $33.4 million which includes severance and termination benefits of $14.0 million, real estate consolidation costs of $6.8 million, implementation costs of $3.5 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million.

Our interest expense for the three months ended June 30, 2017 increased $1.0 million, from $9.4 million for the same period in 2016 to $10.4 million, primarily due to net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Our change in fair value of derivative instruments for the three months ended June 30, 2017 favorably changed by $1.5 million from a loss of $0.6 million for the same period in 2016 to a gain of $0.9 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense (benefit) for the three months ended June 30, 2017 increased $8.9 million, from a benefit of $2.8 million for the same period in 2016, to an expense of $6.1 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.6)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (19.5)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 was impacted by a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2017, unfavorably changed $1.9 million, or 19.1%, from a loss of $10.2 million for the same period in 2016 to a loss of $12.1 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Six Months Ended June 30, 2017 and 2016

Education

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Net sales	$535,991	$527,689	$8,302	1.6%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	230,640	229,437	1,203	0.5%
Publishing rights amortization	20,426	27,790	(7,364)	(26.5)%
Pre-publication amortization	57,182	59,420	(2,238)	(3.8)%

Cost of sales	308,248	316,647	(8,399)	(2.7)%
Selling and administrative	261,105	267,886	(6,781)	(2.5)%
Other intangible asset amortization	13,312	10,428	2,884	27.7%

Operating loss	(46,674)	(67,272)	20,598	30.6%

Net loss	$(46,674)	$(67,272)	20,598	30.6%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$27,302	$27,754	(452)	(1.6)%
Amortization expense	90,921	97,638	(6,717)	(6.9)%
Purchase accounting adjustments	—	3,088	(3,088)	NM

Education segment Adjusted EBITDA	$71,549	$61,208	10,341	16.9%

Education segment Adjusted EBITDA as a % of net sales	13.3%	11.6%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2017 increased $8.3 million, or 1.6%, from $527.7 million for the same period in 2016 to $536.0 million. The increase was primarily due to greater sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extensions for the six-month period increased $29.0 million from $250.0 million in 2016 to $279.0 million. The primary drivers of the increase in our Extensions were higher intervention sales, primarily due to Read 180 Universal, and an increase in Heinemann net sales driven primarily by our Classroom Libraries offering. Partially offsetting the increase in our Extension net sales were lower Basal sales, inclusive of international sales, which declined by $21.0 million from $278.0 million in the 2016 period to $257.0 million. The primary drivers of the decrease in our Basal business were lower net sales of Basal math programs across adoption and open territory states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017. Partially offsetting the decreases in Basal net sales was a $5.0 million one-time fee we recognized in association with the expiration of a distribution agreement.

Our Education segment cost of sales for the six months ended June 30, 2017 decreased $8.4 million, or 2.7%, from $316.6 million for the same period in 2016 to $308.2 million. Publishing rights and pre-publication amortization decreased by $9.6 million from the same period last year primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $1.2 million from $229.4 million in 2016 to $230.6 million in 2017 of which $3.6 million was attributed to higher sales volume partially offset by $2.4 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 43.0% from 43.5% primarily due to improved efficiencies coupled with a $5.0 million one-time fee we recognized associated with a distribution agreement that did not carry any cost of sales.

Our Education segment selling and administrative expense for the six months ended June 30, 2017 decreased $6.8 million, or 2.5%, from $267.9 million for the same period in 2016 to $261.1 million. The decrease was driven by a reduction in marketing and advertising costs of $5.0 million along with lower travel and entertainment expenses of $3.0 million, primarily as a result of cost reduction initiatives. Further, samples and depository fees were $5.0 million were lower in the current period. The decrease was partially offset by higher office lease cost due to the expiration of favorable office leases and higher incentive compensation, primarily higher commission expense due to greater sales quota achievement levels than in the prior year period.

Our Education segment other intangible asset amortization expense for the six months ended June 30, 2017 increased $2.9 million from the same period in 2016, which was related to the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016.

Our Education segment Adjusted EBITDA for the six months ended June 30, 2017 improved $10.3 million, or 16.9%, from $61.2 million for the same period in 2016 to $71.5 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to our 2015 acquisition. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 13.3% and 11.6% for each of the six months ended June 30, 2017 and 2016, respectively.

Trade Publishing

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Net sales	$78,977	$70,169	$8,808	12.6%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	52,589	49,547	3,042	6.1%
Publishing rights amortization	3,839	4,416	(577)	(13.1)%
Pre-publication amortization	153	176	(23)	(13.1)%

Cost of sales	56,581	54,139	2,442	4.5%
Selling and administrative	24,290	24,343	(53)	(0.2)%
Other intangible asset amortization	2,892	1,716	1,176	68.5%

Operating loss	(4,786)	(10,029)	5,243	52.3%

Net loss	$(4,786)	$(10,029)	5,243	52.3%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$213	$356	(143)	(40.2)%
Amortization expense	6,883	6,308	575	9.1%

Trade Publishing segment Adjusted EBITDA	$2,310	$(3,365)	5,675	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	2.9%	(4.8)%

NM = not meaningful

Our Trade Publishing segment net sales for the six months ended June 30, 2017 increased $8.8 million, or 12.6%, from $70.2 million for the same period in 2016 to $79.0 million. The increase in net sales was driven by sales of the Whole30 series, Tools of Titans and Papi in addition to stronger eBook sales, such as the Handmaid’s Tale, and backlist print title sales along with favorable rate of returns.

Our Trade Publishing segment cost of sales for the six months ended June 30, 2017 increased $2.4 million, 4.5%, from $54.1 million for the same period in 2016 to $56.6 million of which $6.2 million of the increase was attributed to higher sales volume partially offset by $3.2 million of lower costs as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 66.6% from 70.6% due to a product mix of increased eBook sales. The increase was offset slightly by lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the six months ended June 30, 2017 decreased slightly to $24.3 million. The decrease was primarily due to labor and marketing costs partially offset by transportation costs associated with increased sales volume.

Our Trade Publishing segment other intangible asset amortization expense for the six months ended June 30, 2017 increased $1.2 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Trade Publishing segment Adjusted EBITDA for the six months ended June 30, 2017 improved $5.7 million from a loss of $3.4 million for the same period in 2016 to income of $2.3 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 2.9% for the six months ended June 30, 2017, which was a favorable change from (4.8)% for the same period in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	37,122	60,925	(23,803)	(39.1)%
Restructuring	37,268	—	37,268	NM
Severance and other charges	1,419	5,130	(3,711)	(72.3)%

Operating loss	(75,809)	(66,055)	(9,754)	14.8%

Interest expense	(20,640)	(18,735)	(1,905)	10.2%
Change in fair value of derivative instruments	896	165	731	NM

Loss before taxes	(95,553)	(84,625)	(10,928)	(12.9)%
Income tax expense	20,512	31,613	(11,101)	(35.1)%

Net loss	$(116,065)	$(116,238)	$173	0.1%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$20,640	$18,735	$1,905	10.2%
Provision for income taxes	20,512	31,613	(11,101)	(35.1)%
Depreciation expense	10,870	9,624	1,246	12.9%
Non-cash charges—gain on derivative instruments	(896)	(165)	(731)	NM
Non-cash charges—stock compensation	5,475	6,673	(1,198)	(18.0)%
Fees, expenses or charges for equity offerings, debt or acquisitions	277	979	702	(71.7)%
2017 Restructuring Plan	37,268	—	37,268	NM
Restructuring/Integration	—	10,014	(10,014)	NM
Severance, separation costs and facility closures	1,419	5,130	(3,711)	(72.3)%
Legal settlement	(4,500)	10,000	(14,500)	NM

Corporate and Other segment Adjusted EBITDA	$(25,000)	$(23,635)	$(1,365)	(5.8)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the six months ended June 30, 2017 decreased $23.8 million, or 39.1%, from $60.9 million for the same period in 2016 to $37.1 million. The decrease was primarily due to legal settlement costs for permissions litigation of $10.0 million in 2016 and a subsequent insurance reimbursement of $4.5 million which occurred in 2017, and lower travel and entertainment expenses. Further, there were lower stock compensation costs substantially offset by higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure.

Our 2017 Restructuring Plan costs for the six months ended June 30, 2017 were $37.3 million, which includes severance and termination benefits of $14.2 million, real estate consolidation costs of $6.8 million, implementation costs of $7.2 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million.

Our interest expense for the six months ended June 30, 2017 increased $1.9 million from $18.7 million for the same period in 2016 to $20.6 million, primarily due to $2.3 million of net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Our change in fair value of derivative instruments for the six months ended June 30, 2017 favorably changed by $0.7 million from a gain of $0.2 million for the same period in 2016 to a gain of $0.9 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was weaker in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the six months ended June 30, 2017 decreased $11.1 million, from an expense of $31.6 million for the same period in 2016 to an expense of $20.5 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (13.6)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (19.5)% due to similar items impacting the tax rate. The decrease in the rate in 2017 from 2016 was impacted by a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2017, unfavorably changed $1.4 million, or 5.8%, from a loss of $23.6 million for the same period in 2016 to a loss of $25.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$78,735	$226,102
Short-term investments	—	80,841
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	762,466	764,738

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net cash used in operating activities	$(140,202)	$(168,777)
Net cash (used in) provided by investing activities	(3,138)	76,254
Net cash used in financing activities	(4,027)	(43,724)

Operating activities

Net cash used in operating activities was $140.2 million for the six months ended June 30, 2017, a $28.6 million decrease from the $168.8 million used in operating activities for the six months ended June 30, 2016. The decrease in cash used in operating activities from 2016 to 2017 was primarily driven by more profitable operations, net of non-cash items, of $18.4 million and by favorable net changes in operating assets and liabilities of $10.2 million. The favorable net changes in operating assets and liabilities were primarily due to favorable changes in inventory of $12.0 due to better inventory management, favorable changes in severance and other charges of $9.5 million due to timing of payments for actions taken under the 2017 Restructuring Plan, favorable changes in accounts receivable of $2.8 million due to timing, and net favorable changes in other assets and liabilities of $8.4 million due to timing of disbursements. These favorable changes were partially offset by unfavorable changes in deferred revenue of $18.1 million and $4.4 million unfavorable changes in royalties due to timing.

Investing activities

Net cash used in investing activities was $3.1 million for the six months ended June 30, 2017, an increase of $79.4 million from the $76.3 million provided by investing activities for the six months ended June 30, 2016. The increase in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $117.0 million compared to 2016. Additionally, capital investing expenditures related to pre-publication costs and property, plant, and equipment decreased by $37.6 million, primarily due to lower spend on leasehold improvements related to various office moves, technology infrastructure for property, plant, and equipment and due to the timing of spend for pre-publication costs.

Financing activities

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2017, a decrease of $39.7 million from the $43.7 million of net cash used in financing activities for the six months ended June 30, 2016. The decrease in cash used in financing activities was primarily due to share repurchases under our share repurchase program for our common stock, which were $51.0 million less during 2017 compared to the prior year period partially offset by $10.7 million less proceeds related to stock option exercises during 2017 compared to the prior year period.

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

Term Loan Facility

We entered into an amended and restated term loan credit facility (the “term loan facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility to $800.0 million, all of which was drawn at closing. As of June 30, 2017, we had approximately $784.0 million ($770.5 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of June 30, 2017, the interest rate of the term loan facility was 4.0%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of June 30, 2017, we had approximately $26.2 million of outstanding letters of credit and approximately $198.0 million of borrowing availability under the revolving credit facility. No loans have been drawn on the revolving credit facility as of August 3, 2017.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2017, due to our level of borrowing availability.

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

General

We had $78.7 million of cash and cash equivalents and no short-term investments at June 30, 2017. We had $226.1 million of cash and cash equivalents and $80.8 million of short-term investments at December 31, 2016.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowings under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended June 30, 2017 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Covenant Compliance

As of June 30, 2017, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of June 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity during the three and six months ended June 30, 2017.

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

As of June 30, 2017, we had $784.0 million ($770.5 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at June 30, 2017. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of June 30, 2017. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2017 and December 31, 2016. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the second quarter of 2017. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of June 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1†	Mary Cullinane Letter Agreement dated as of May 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2017 (File No. 001-36166)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

August 3, 2017	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 3, 2017	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)