Form 10-Q
period 2017-09-30
Houghton Mifflin Harcourt Co
filed 2017-11-02
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2017 was 123,333,025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will,” “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. Forward-looking statements include all statements that are not statements of historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; the industry in which we operate; the impact of new accounting guidance; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of acquisitions and other investments; our share repurchase program; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$133,980	$226,102
Short-term investments	76,022	80,841
Accounts receivable, net of allowance for bad debts and book returns of $26.4 million and $22.5 million, respectively	382,726	216,006
Inventories	156,567	162,415
Prepaid expenses and other assets	21,031	20,356

Total current assets	770,326	705,720
Property, plant, and equipment, net	153,001	175,202
Pre-publication costs, net	314,339	314,784
Royalty advances to authors, net	50,119	43,977
Goodwill	783,073	783,073
Other intangible assets, net	626,945	685,649
Deferred income taxes	3,458	3,458
Other assets	18,371	19,608

Total assets	$2,719,632	$2,731,471

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	95,737	76,181
Royalties payable	68,439	72,233
Salaries, wages, and commissions payable	56,702	41,289
Deferred revenue	285,145	272,828
Interest payable	205	193
Severance and other charges	9,475	8,863
Accrued postretirement benefits	1,928	1,928
Other liabilities	31,703	23,635

Total current liabilities	557,334	505,150
Long-term debt, net of discount and issuance costs	761,330	764,738
Long-term deferred revenue	440,482	436,627
Accrued pension benefits	26,696	28,956
Accrued postretirement benefits	20,253	22,084
Deferred income taxes	80,244	71,381
Other liabilities	19,664	22,495

Total liabilities	1,906,003	1,851,431

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 147,910,059 and 147,556,804 shares issued at September 30, 2017 and December 31, 2016, respectively; 123,333,025 and 122,979,770 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,479	1,475
Treasury stock, 24,577,034 shares as of September 30, 2017 and December 31, 2016, respectively, at cost (related parties of $193,493 at 2017 and 2016)	(518,030)	(518,030)
Capital in excess of par value	4,877,045	4,868,230
Accumulated deficit	(3,495,359)	(3,418,340)
Accumulated other comprehensive loss	(51,506)	(53,295)

Total stockholders’ equity	813,629	880,040

Total liabilities and stockholders’ equity	$2,719,632	$2,731,471

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2017	2016	2017	2016
Net sales	$532,040	$533,021	$1,147,008	$1,130,879
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	209,694	206,177	492,923	485,161
Publishing rights amortization	10,987	14,573	35,252	46,779
Pre-publication amortization	33,757	33,903	91,092	93,499

Cost of sales	254,438	254,653	619,267	625,439
Selling and administrative	178,104	185,252	500,621	538,406
Other intangible asset amortization	7,248	5,980	23,452	18,124
Restructuring	1,768	—	39,036	—
Severance and other charges	272	3,765	1,691	8,895

Operating income (loss)	90,210	83,371	(37,059)	(59,985)

Other income (expense)
Interest expense	(10,699)	(9,493)	(31,339)	(28,228)
Change in fair value of derivative instruments	377	257	1,273	422

Income (loss) before taxes	79,888	74,135	(67,125)	(87,791)
Income tax (benefit) expense	(10,618)	(15,887)	9,894	15,726

Net income (loss)	$90,506	$90,022	$(77,019)	$(103,517)

Net income (loss) per share attributable to common stockholders
Basic	$0.74	$0.74	$(0.63)	$(0.85)

Diluted	$0.73	$0.73	$(0.63)	$(0.85)

Weighted average shares outstanding
Basic	123,038,780	122,011,716	122,913,039	122,349,857

Diluted	123,243,351	123,017,854	122,913,039	122,349,857

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2017	2016	2017	2016
Net income (loss)	$90,506	$90,022	$(77,019)	$(103,517)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	69	(91)	71	(301)
Unrealized (loss) gain on short-term investments, net of tax	(1)	6	(1)	63
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	802	(246)	1,719	(9,122)

Other comprehensive income (loss), net of taxes	870	(331)	1,789	(9,360)

Comprehensive income (loss)	$91,376	$89,691	$(75,230)	$(112,877)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities
Net loss	$(77,019)	$(103,517)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	206,729	217,361
Amortization of debt discount and deferred financing costs	3,136	3,134
Deferred income taxes	8,863	13,288
Stock-based compensation expense	8,021	8,754
Restructuring charges related to property, plant, and equipment	10,167	—
Change in fair value of derivative instruments	(1,273)	(422)
Changes in operating assets and liabilities
Accounts receivable	(166,720)	(182,496)
Inventories	5,848	1,784
Other assets	397	1,490
Accounts payable and accrued expenses	29,111	(9,774)
Royalties payable and author advances, net	(9,936)	(3,918)
Deferred revenue	16,172	69,753
Interest payable	12	—
Severance and other charges	3,480	1,480
Accrued pension and postretirement benefits	(4,091)	(4,351)
Other liabilities	5,354	(3,111)

Net cash provided by operating activities	38,251	9,455

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	80,690	197,724
Purchases of short-term investments	(75,932)	(66,437)
Additions to pre-publication costs	(88,689)	(94,659)
Additions to property, plant, and equipment	(41,112)	(90,496)
Investment in preferred stock	—	(1,000)

Net cash used in investing activities	(125,043)	(54,868)

Cash flows from financing activities
Payments of long-term debt	(6,000)	(6,000)
Repurchases of common stock	—	(55,017)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,450)	(1,410)
Proceeds from stock option exercises	512	21,484
Issuance of common stock under employee stock purchase plan	1,608	2,197

Net cash used in financing activities	(5,330)	(38,746)

Net decrease in cash and cash equivalents	(92,122)	(84,159)
Cash and cash equivalent at the beginning of the period	226,102	234,257

Cash and cash equivalent at the end of the period	$133,980	$150,098

Non-cash investing activities
Pre-publication costs included in accounts payable	$17,703	$11,967
Property, plant, and equipment included in accounts payable	9,913	5,160

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(in thousands of dollars, except share and per share information)

1. Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”), is a global learning company, specializing in world-class content, services and cutting edge technology solutions that enable learning in a changing landscape. We provide dynamic, engaging, and effective solutions across a variety of media and in three key focus areas: early learning, kindergarten through 12th grade (“K-12”) and beyond the classroom, reaching over 50 million students in more than 150 countries worldwide.

The K-12 market is our primary market, and in the United States, we are a leading provider of educational content by market share. Some of our core educational offerings include HMH Science Dimensions, Collections, GO! Math, Read 180 Universal, and Journeys. We believe our long-standing reputation and trusted brand enable us to capitalize on trends in the education market through our existing and developing channels.

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

The September 30, 2017 and December 31, 2016 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of, and for the three and nine month periods ended, September 30, 2017 and 2016.

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

During the nine months ended September 30, 2017, we recorded out-of-period corrections of approximately $4.0 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

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

2. Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2017 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2016.

3. Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The changes to the guidance require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The guidance will be effective in 2018, and we do not expect it to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures, but we believe the adoption of this guidance will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations related to our office space leases as assets and liabilities.

In May 2014, the FASB issued new guidance related to revenue recognition. This new accounting standard will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative periods financial statements. Further, in August 2015, the FASB issued guidance to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016. We will adopt the guidance for the annual reporting period beginning on January 1, 2018 and plan to adopt the standard using the modified retrospective method. We are in the process of evaluating the impact that the adoption of this new revenue recognition standard will have on our consolidated financial statements and footnote disclosures.

As the new standard will supersede substantially all existing revenue recognition guidance, we believe it could impact the revenue recognition for a significant number of our contracts, in addition to our business processes and our information technology systems. As a result, we have established a cross-functional coordinated team to implement the new revenue recognition standard. We are in the process of implementing changes to our systems, processes and internal controls to meet the standard’s reporting and disclosure requirements.

While we are continuing to assess all potential impacts of the standard, we currently expect the most significant impacts will relate to the following transactions:

•	Software licenses – we believe there will be an impact to our accounting for software license revenue. Under the current guidance, our software licenses may be recognized ratably over the life of the service period. This is due to vendor specific objective evidence (“VSOE”) not being established for the undelivered maintenance services as they are not sold separately from the software licenses. The requirement for establishing VSOE does not exist under the new standard and will require us to recognize the software license revenue at a point in time, which is predominately at the time of delivery.

•	Incremental costs to acquire new contracts – in accordance with the new guidance, we plan to capitalize and amortize sales commission fees based on the transfer of goods or services to which the assets relate, whereas we currently expense those costs as incurred. Further, we expect to apply a practical expedient whereby we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance became effective January 1, 2017. The adoption of the guidance during the nine months ended September 30, 2017 resulted in the recognition of approximately $12.3 million (tax effected) of previously unrecorded additional paid-in capital net operating losses as of January 1, 2017. The additional net operating losses were offset by an increase to the valuation allowance, accordingly no income tax benefit was recognized as a result of the adoption.

4. Inventories

Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Finished goods	$152,916	$157,925
Raw materials	3,651	4,490

Inventories	$156,567	$162,415

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	194,130	(16,010)	178,120	194,130	(6,961)	187,169
Publishing rights	1,180,000	(1,067,170)	112,830	1,180,000	(1,031,918)	148,082
Customer related and other	442,640	(267,645)	174,995	442,640	(253,242)	189,398

Other intangible assets, net	$1,977,770	$(1,350,825)	$626,945	$1,977,770	$(1,292,121)	$685,649

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2017.

Amortization expense for definite-lived trademark and tradenames, publishing rights and customer related and other intangibles were $18.2 million and $20.6 million for the three months ended September 30, 2017 and 2016, respectively, and $58.7 million and $64.9 million for the nine months ended September 30, 2017 and 2016, respectively.

6. Debt

Our debt consisted of the following:

	September 30, 2017	December 31, 2016
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$769,330	$772,738
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$761,330	$764,738

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

The term loan facility may be prepaid, in whole or in part, at any time, without premium. The term loan facility is required to be repaid in quarterly installments equal to 0.25% of the aggregate principal amount outstanding under the term loan facility immediately prior to the first quarterly payment date ($2.0 million).

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of September 30, 2017, the interest rate of the term loan facility was 4.24%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of September 30, 2017. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $0.8 million and an unrealized loss of $0.2 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the three months ended September 30, 2017 and 2016, respectively. We recorded an unrealized gain of $1.7 million and an unrealized loss of $9.1 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the nine months ended September 30, 2017 and 2016, respectively. The corresponding $4.4 million and $6.1 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. No amounts have been drawn on the revolving credit facility as of September 30, 2017.

As of September 30, 2017, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

Guarantees

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under our senior secured facilities are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrowers and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

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

Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $45.0 million to $49.0 million, of which approximately $35.0 million to $39.0 million of these charges are estimated to result in future cash outlays. Previously, the range of expected charges for the 2017 Restructuring Plan was $41.0 million to $45.0 million of which approximately $32.0 million to $36.0 million was estimated to result in future cash outlays. The increase is primarily due to a change in the estimate of office space that the Company will be able to vacate along with higher cost of implementation. We recorded cash-related costs of $1.6 million and $28.9 million for the three and nine months ended September 30, 2017, respectively, of which a portion of these expenses totaling approximately $0.5 million and $14.7 million were related to severance and termination benefits for the three and nine months ended September 30, 2017, respectively, with the remaining amount of approximately $1.1 million and $14.2 million related to implementation of the plan and real estate consolidation costs, respectively. These costs are included in the restructuring line item within our consolidated statements of operations.

The following table provides a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the three and nine months ended September 30, 2017 by major type of cost:

Type of Cost	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Total Amount Incurred to Date
Restructuring charges: (1)
Severance and termination benefits	$527	$14,689	$14,689
Office space consolidation (2)	1,081	7,857	7,857
Implementation and impairment (3)	160	16,490	16,890

	$1,768	$39,036	$39,436

(1)	All restructuring charges are included within Corporate and Other.
(2)	During the nine months ended September 30, 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $1.0 million and $6.8 million of accruals related to vacating certain office space in three of our locations.
(3)	During the nine months ended September 30, 2017, we recorded a non-cash impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment.

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2017
	Restructuring accruals at December 31, 2016	Charges	Cash payments	Restructuring accruals at September 30, 2017
Severance and termination benefits	$—	$14,689	$(8,967)	$5,722
Office space consolidation	—	6,808	(552)	6,256
Implementation	—	7,371	(3,481)	3,890

	$—	$28,868	$(13,000)	$15,868

The following table provides a summary of our updated estimates of costs associated with the 2017 Restructuring Plan through the end of 2018 by major type of cost:

Type of Cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Severance and termination benefits	$15,000	to	$16,000
Office space consolidation	13,000	to	15,000
Implementation and impairment	17,000	to	18,000

	$45,000	to	$49,000

Severance and Other Charges

2017

Exclusive of the 2017 Restructuring Plan, during the nine months ended September 30, 2017, $6.3 million of severance payments were made to employees whose employment ended in 2017 and prior years and $1.0 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $1.3 million to reflect costs for severance, which we expect to be paid over the next twelve months, along with a $0.4 million charge for office space no longer occupied.

2016

During the nine months ended September 30, 2016, $5.2 million of severance payments were made to employees whose employment ended in 2016 and prior years and $2.2 million of net payments were made for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $9.9 million to reflect additional costs for severance related to executive management changes and cost savings initiatives, which have been fully paid, along with a favorable $1.0 million accrual adjustment for vacated space.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2017
Severance costs	$6,064	$1,303	$(6,307)	$1,060
Other charges	2,122	388	(1,048)	1,462

	$8,186	$1,691	$(7,355)	$2,522

	2016
	Severance/ other accruals at December 31, 2015	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2016
Severance costs	$1,455	$9,856	$(5,247)	$6,064
Other charges	5,251	(961)	(2,168)	2,122

	$6,706	$8,895	$(7,415)	$8,186

The current portion of the severance and other charges was $9.5 million (inclusive of the 2017 Restructuring Plan) and $8.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

For the three months ended September 30, 2017 and 2016, we recorded an income tax benefit of approximately $(10.6) million and $(15.9) million, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded an income tax expense of approximately $9.9 million and $15.7 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2017 of $5.8 million is primarily related to a lower annual effective tax rate, a portion of which was due to a change in certain tradenames from indefinite-lived intangibles to definite-lived intangibles during the fourth quarter of 2016. For all periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (13.3)% and (21.4)% for the three months ended September 30, 2017 and 2016, respectively, and (14.7)% and (17.9)% for the nine months ended September 30, 2017 and 2016, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $16.2 and $15.5 million at September 30, 2017 and December 31, 2016, respectively.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$1,382	$1,306	$4,146	$3,918
Expected return on plan assets	(2,316)	(2,288)	(6,947)	(6,863)
Amortization of net loss	201	12	603	37

Net periodic benefit (credit) cost	$(733)	$(970)	$(2,198)	$(2,908)

	Other Post Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$33	$41	$100	$122
Interest cost	193	219	578	657
Amortization of prior service cost	(335)	(335)	(1,004)	(1,004)
Amortization of net loss	3	22	10	65

Net periodic benefit (credit) cost	$(106)	$(53)	$(316)	$(160)

There were no contributions to the pension plans for the nine months ended September 30, 2017 and 2016, and we do not expect to make a contribution to the pension plans during 2017.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$120,373	$120,373	$—	(a	)
U.S. treasury securities	15,134	15,134	—	(a	)
U.S. agency securities	60,888	—	60,888	(a	)
Foreign exchange derivatives	516	—	516	(a	)

	$196,911	$135,507	$61,404

Financial liabilities
Interest rate derivatives	$4,389	$—	$4,389	(a	)

	2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$184,968	$184,968	$—	(a	)
U.S. treasury securities	14,457	14,457	—	(a	)
U.S. agency securities	66,384	—	66,384	(a	)

	$265,809	$199,425	$66,384

Financial liabilities
Foreign exchange derivatives	$816	$—	$816	(a	)
Interest rate derivatives	6,108	—	6,108	(a	)

	$6,924	$—	$6,924

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $120.4 million and $185.0 million invested in money market funds as of September 30, 2017 and December 31, 2016, respectively, we had $13.6 million and $41.1 million of cash invested in bank accounts as of September 30, 2017 and December 31, 2016, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $14.9 million and $16.2 million at September 30, 2017 and December 31, 2016, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2017 and December 31, 2016, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of September 30, 2017.

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

The carrying amounts of software development costs are periodically compared to net realizable value and impairment charges are recorded, as appropriate, when amounts expected to be realized are lower. During the nine months ended September 30, 2017 in connection with our 2017 Restructuring Plan, we recorded an impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment as the carrying amount of the asset is no longer recoverable based on projected cash flows using a valuation technique of (c), which was classified as Level 3 due to significant unobservable inputs. There were no nonfinancial liabilities that were required to be measured at fair value on a nonrecurring basis during 2017 and 2016.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2017 and December 31, 2016. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term loan	$769,330	$742,403	$772,738	$732,169

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2017 and December 31, 2016. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

While management believes that there is a reasonable possibility we may incur a loss associated with other pending and threatened litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

We were contingently liable for $2.5 million and $4.1 million of performance-related surety bonds for our operating activities as of September 30, 2017 and December 31, 2016, respectively. An aggregate of $26.2 million and $31.7 million of letters of credit existed as of September 30, 2017 and December 31, 2016, respectively, of which $2.4 million backed the aforementioned performance-related surety bonds as of December 31, 2016.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2017 and December 31, 2016.

12.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss) attributable to common stockholders	$90,506	$90,022	$(77,019)	$(103,517)

Denominator
Weighted average shares outstanding
Basic	123,038,780	122,011,716	122,913,039	122,349,857
Diluted	123,243,351	123,017,854	122,913,039	122,349,857
Net income (loss) per share attributable to common stockholders
Basic	$0.74	$0.74	$(0.63)	$(0.85)
Diluted	$0.73	$0.73	$(0.63)	$(0.85)

As we incurred a net loss in the nine month periods ended September 30, 2017 and 2016, presented above, all outstanding stock options, restricted stock, and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	3,420,427	1,433,178	3,086,772	6,104,189
Restricted stock and restricted stock units	262,158	146,183	1,422,036	704,778

13.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of our common stock. As of September 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity for the three and nine months ended September 30, 2017.

14.	Segment Reporting

As of September 30, 2017, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students that are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

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

	Three Months Ended September 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2017
Net sales	$480,851	$51,189	$—
Segment Adjusted EBITDA	172,422	6,568	(13,654)
2016
Net sales	$487,209	$45,812	$—
Segment Adjusted EBITDA	174,230	6,480	(12,339)

	Nine Months Ended September 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2017
Net sales	$1,016,842	$130,166	$—
Segment Adjusted EBITDA	243,971	8,877	(38,653)
2016
Net sales	$1,014,898	$115,981	$—
Segment Adjusted EBITDA	235,438	3,115	(35,974)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total Segment Adjusted EBITDA	$165,336	$168,371	$214,195	$202,579
Interest expense	(10,699)	(9,493)	(31,339)	(28,228)
Depreciation expense	(18,548)	(21,225)	(56,933)	(58,959)
Amortization expense	(51,992)	(54,456)	(149,796)	(158,402)
Non-cash charges—stock-compensation	(2,546)	(2,081)	(8,021)	(8,754)
Non-cash charges—gain on derivative instrument	377	257	1,273	422
Purchase accounting adjustments	—	(1,197)	—	(4,285)
Fees, expenses or charges for equity offerings, debt or acquisitions	—	(92)	(277)	(1,071)
2017 Restructuring Plan	(1,768)	—	(39,036)	—
Restructuring/Integration	—	(2,184)	—	(12,198)
Severance, separation costs and facility closures	(272)	(3,765)	(1,691)	(8,895)
Legal reimbursement (settlement)	—	—	4,500	(10,000)

Income (loss) before taxes	79,888	74,135	(67,125)	(87,791)
Provision (benefit) for income taxes	(10,618)	(15,887)	9,894	15,726

Net loss	$90,506	$90,022	$(77,019)	$(103,517)

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

We currently estimate annualized cost savings of approximately $70.0 million to $80.0 million exiting 2018 as a result of the planned actions. We now expect implementation of actions under the 2017 Restructuring Plan to result in total charges of approximately $45.0 million to $49.0 million, of which approximately $35.0 million to $39.0 million of these charges are estimated to result in future cash outlays.

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	federal funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	state acceptance of submitted programs and participation rates for accepted programs;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals which is impacted by the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the publishing of bestsellers along with obtaining recognized authors;

•	movie tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year; and

•	market growth or contraction.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and is scheduled to adopt science in 2017 for purchase in 2018. Texas school districts purchased social studies and high school math materials in 2015 and are purchasing materials for languages other than English and career and technical education in 2017. The next major adoption in Texas is expected to be Reading/English Language Arts, currently scheduled for adoption in 2018 and purchase in 2019. California adopted English Language Arts materials in 2015, with purchases beginning in 2016 and continuing through 2018, and will adopt history social science materials in 2017 for purchase in 2018 and continuing through 2020. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2017 legislative session appropriated funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. While we do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that we will continue to capture the same market share in the future, or if our programs will be accepted by the state, we have historically, although not always, captured a leading market share in these states in the years that they adopt educational materials for various subjects.

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

In the Trade Publishing segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films or series. In the past years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, The Handmaid’s Tale, The Polar Express, The Giver and The Time Traveler’s Wife have benefited in popularity due to movie or series releases and have subsequently resulted in increased trade sales.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the nine months ended September 30, 2017 was $23.5 million, of which $7.0 million related to the tradenames that were changed from indefinite-lived intangible assets to definite-lived intangible assets on October 1, 2016 due to the strategic decision to gradually migrate away from specific imprints, primarily the Holt McDougal and various supplemental brands, and to market our products under the Houghton Mifflin Harcourt and HMH names.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the nine months ended September 30, 2017 was $31.3 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2017 and 2016

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$532,040	$533,021	$(981)	(0.2)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	209,694	206,177	3,517	1.7%
Publishing rights amortization	10,987	14,573	(3,586)	(24.6)%
Pre-publication amortization	33,757	33,903	(146)	(0.4)%

Cost of sales	254,438	254,653	(215)	NM
Selling and administrative	178,104	185,252	(7,148)	(3.9)%
Other intangible assets amortization	7,248	5,980	1,268	21.2%
Restructuring	1,768	—	1,768	NM
Severance and other charges	272	3,765	(3,493)	(92.8)%

Operating income	90,210	83,371	6,839	8.2%

Other income (expense):
Interest expense	(10,699)	(9,493)	(1,206)	(12.7)%
Change in fair value of derivative instruments	377	257	120	(46.7)%

Income before taxes	79,888	74,135	5,753	7.8%
Income tax benefit	(10,618)	(15,887)	5,269	(33.2)%

Net income	$90,506	$90,022	$484	0.5%

NM = not meaningful

Net sales for the three months ended September 30, 2017 decreased $1.0 million, or 0.2%, from $533.0 million for the same period in 2016 to $532.0 million. The net sales decrease was driven by a $6.4 million decrease in our Education segment, partially offset by a $5.4 million increase in our Trade Publishing segment. Within our Education segment, which includes our Basal business and our Extension businesses, the decline in year over year net sales was attributable to our Basal business, inclusive of international sales, which declined by $6.0 million from $301.0 million in 2016 to $295.0 million. The primary drivers of the decrease in our Basal business were lower net sales of Basal math and English Language Arts programs across adoption and open territory states. Our Extension businesses, which primarily consist of Heinemann, intervention, supplemental and assessment products as well as professional services, had net sales for the quarter of $186.0 million which were flat compared to 2016. There were higher Heinemann and supplemental net sales during the third quarter of 2017 primarily related to our Classroom Libraries offering along with the introduction of our Fountas & Pinnell Classroom product and sales of custom book bundles. Within our Extension businesses, lower net sales of intervention offset a portion of the above increases. Largely offsetting the net sales decrease in our Education segment was a $5.4 million increase in our Trade Publishing segment. Within our Trade Publishing segment, which includes our Trade business, the increase was primarily due to sales of frontlist and backlist print titles such as The Polar Express, Little Blue Truck series, and It Takes Two and strong eBook sales, such as The Handmaid’s Tale.

Operating income for the three months ended September 30, 2017 favorably changed by $6.8 million from $83.4 million for the same period in 2016 to $90.2 million, due primarily to the following:

•	Our selling and administrative costs decreased by $7.1 million, primarily due to a reduction in internal and outside labor related costs of $4.9 million and a decrease in discretionary expenses such as promotions, advertising, travel and entertainment, of $4.0 million, all due to actions taken under the 2017 Restructuring Plan. Additionally, variable expense such as samples, transportation and depository fees were $4.3 million lower in the current period. The decrease was partially offset by $8.1 million of higher commission expense and incentive compensation due to greater achievement of targeted levels than in the prior year period,

•	A $3.5 million reduction in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and have been included within the restructuring line item,

•	A $2.5 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016,

•	Partially offsetting the favorable change in operating income was a $3.5 million increase in our cost of sales, excluding publishing rights and pre-publication amortization. As a percentage of net sales, our cost of sales, excluding publishing rights and pre-publication amortization, increased to 39.4% from 38.7% due to a product mix carrying higher costs, resulting in lower profitability of $3.9 million, partially offset by a $0.4 million decrease attributed to lower volume, and

•	A $1.8 million charge associated with our 2017 Restructuring Plan, which includes real estate consolidation costs of $1.1 million, severance and termination benefits of $0.5 million, and implementation costs of $0.2 million.

Interest expense for the three months ended September 30, 2017 increased $1.2 million from $9.5 million for the same period in 2016 to $10.7 million, primarily due to $0.9 million of net settlement payments on our interest rate derivative instruments during the current period and a slight increase in the interest rate of the term loan facility.

Change in fair value of derivative instruments for the three months ended September 30, 2017 favorably changed by $0.1 million from a gain of $0.3 million for the same period in 2016 to a gain of $0.4 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax benefit for the three months ended September 30, 2017 decreased $5.3 million, from a benefit of $15.9 million for the same period in 2016, to a benefit of $10.6 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.4)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (15.7)% due to similar items impacting the tax rate. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Nine Months Ended September 30, 2017 and 2016

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$1,147,008	$1,130,879	$16,129	1.4%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	492,923	485,161	7,762	1.6%
Publishing rights amortization	35,252	46,779	(11,527)	(24.6)%
Pre-publication amortization	91,092	93,499	(2,407)	(2.6)%

Cost of sales	619,267	625,439	(6,172)	(0.1)%
Selling and administrative	500,621	538,406	(37,785)	(7.0)%
Other intangible assets amortization	23,452	18,124	5,328	29.4%
Restructuring	39,036	—	39,036	NM
Severance and other charges	1,691	8,895	(7,204)	(81.0)%

Operating loss	(37,059)	(59,985)	22,926	38.2%

Other income (expense):
Interest expense	(31,339)	(28,228)	(3,111)	(11.1)%
Change in fair value of derivative instruments	1,273	422	851	NM

Loss before taxes	(67,125)	(87,791)	20,666	23.5%
Income tax expense	9,894	15,726	(5,832)	(37.1)%

Net loss	$(77,019)	$(103,517)	$26,498	25.6%

NM = not meaningful

Net sales for the nine months ended September 30, 2017 increased $16.1 million, or 1.4%, from $1,130.9 million for the same period in 2016 to $1,147.0 million. The net sales increase was driven by a $14.2 million increase in our Trade Publishing segment and a $1.9 million increase in our Education segment during the current period. Within our Trade business, the increase was primarily due to sales of the Whole30 series and Tools of Titans, stronger eBook sales, such as The Handmaid’s Tale and 1984, and backlist print title sales, such as The Giver and The Things They Carried, along with favorable product return experience. Within our Education Segment, the increase was primarily due to greater sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for the nine-month period increased $29.0 million from $438.0 million in the 2016 period to $467.0 million primarily driven by higher Heinemann and supplemental net sales. The primary drivers of the increase in our Heinemann net sales were sales of our Classroom Libraries offering along with the introduction of our Fountas & Pinnell Classroom product. The primary drivers of the increase in our supplemental net sales were sales of custom book bundles. Also within our Extension businesses, our assessment and intervention net sales declined year over year, offsetting a portion of the above increases. Partially offsetting the increase in our Extension businesses net sales were lower Basal sales, inclusive of international sales, which declined by $27.0 million from $577.0 million in the 2016 period to $550.0 million. The primary drivers behind the decrease in our Basal business were lower net sales of Basal math and English Language Arts programs across adoption states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017. Partially offsetting the decrease in Basal net sales was a $5.0 million one-time fee recognized in association with the expiration of a distribution agreement.

Operating loss for the nine months ended September 30, 2017 favorably changed by $22.9 million from a loss of $60.0 million for the same period in 2016 to a loss of $37.1 million, due primarily to the following:

•	An increase in net sales of $16.1 million,

•	A $37.8 million decrease in selling and administrative costs primarily due to lower professional fees of $20.6 million (of which $10.0 million relates to legal settlement costs for permissions litigation during the prior year period coupled with a $4.5 million insurance reimbursement during the 2017 period), a reduction of internal and outside labor related costs of $13.4 million, and lower discretionary expense such as promotion and travel and entertainment expenses of $15.0 million, all largely due to actions taken under the 2017 Restructuring Plan. Additionally, variable expenses such as samples, transportation and depository fees were $8.0 million lower in the period. The decrease was partially offset by $20.1 million of higher commission expense and incentive compensation due to greater achievement of targeted levels than in the prior-year period, and $3.6 million of higher office lease cost due to the expiration of favorable office leases,

•	A $8.6 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016,

•	A $7.2 million reduction in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and have been included within the restructuring line item,

•	Partially offsetting the favorable change in operating loss, was a $39.0 million charge associated with our 2017 Restructuring Plan, which includes severance and termination benefits of $14.7 million, real estate consolidation costs of $7.9 million, implementation costs of $7.3 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million, and

•	Our cost of sales, excluding publishing rights and pre-publication amortization, increased $7.8 million of which $6.9 million is attributed to higher sales volume coupled with $0.9 million of lower profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales increased to 43.0% from 42.9% due to a product mix, partially offset by increased Trade eBook sales along with a $5.0 million one-time fee we recognized associated with a distribution agreement that did not carry any cost of sales.

Interest expense for the nine months ended September 30, 2017 increased $3.1 million from $28.2 million for the same period in 2016 to $31.3 million, primarily due to $3.2 million of net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Change in fair value of derivative instruments for the nine months ended September 30, 2017 favorably changed by $0.9 million from a gain of $0.4 million for the same period in 2016 to a gain of $1.3 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was greater in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the nine months ended September 30, 2017 decreased $5.8 million, from an expense of $15.7 million for the same period in 2016, to an expense of $9.9 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.4)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (15.7)% due to similar items impacting the tax rate. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$90,506	$90,022	$(77,019)	$(103,517)
Interest expense	10,699	9,493	31,339	28,228
Provision (benefit) for income taxes	(10,618)	(15,887)	9,894	15,726
Depreciation expense	18,548	21,225	56,933	58,959
Amortization expense	51,992	54,456	149,796	158,402
Non-cash charges—stock compensation	2,546	2,081	8,021	8,754
Non-cash charges— loss on derivative instrument	(377)	(257)	(1,273)	(422)
Purchase accounting adjustments	—	1,197	—	4,285
Fees, expenses or charges for equity offerings, debt or acquisitions	—	92	277	1,071
2017 Restructuring Plan	1,768	—	39,036	—
Restructuring/Integration	—	2,184	—	12,198
Severance, separation costs and facility closures	272	3,765	1,691	8,895
Legal settlement (reimbursement)	—	—	(4,500)	10,000

Adjusted EBITDA	$165,336	$168,371	$214,195	$202,579

Segment Operating Results

Results of Operations—Comparing Three Months Ended September 30, 2017 and 2016

Education

	Three Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$480,851	$487,209	$(6,358)	(1.3)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	179,608	178,238	1,370	0.8%
Publishing rights amortization	9,148	12,436	(3,288)	(26.4)%
Pre-publication amortization	33,657	33,793	(136)	(0.4)%

Cost of sales	222,413	224,467	(2,054)	(0.9)%
Selling and administrative	141,620	151,062	(9,442)	(6.3)%
Other intangible asset amortization	5,798	5,122	676	13.2%

Operating income	111,020	106,558	4,462	4.2%

Net income	$111,020	$106,558	$4,462	4.2%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$12,800	$15,125	$(2,325)	(15.4)%
Amortization expense	48,602	51,350	(2,748)	(5.4)%
Purchase accounting adjustments	—	1,197	(1,197)	NM

Education segment Adjusted EBITDA	$172,422	$174,230	$(1,808)	(1.0)%

Education segment Adjusted EBITDA as a % of net sales	35.9%	35.8%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2017 decreased $6.4 million, or 1.3%, from $487.2 million for the same period in 2016 to $480.9 million. The net sales decrease was attributable to our Basal business, inclusive of international sales, which declined by $6.0 million from $301.0 million in 2016 to $295.0 million. The primary drivers of the decrease in our Basal business were lower net sales of Basal math and English Language Arts programs across adoption and open territory states. Our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services, had net sales for the quarter of $186.0 million which were flat compared to 2016. There were higher Heinemann and supplemental net sales during the third quarter of 2017 primarily related to our Classroom Libraries offering along with the introduction of our Fountas & Pinnell Classroom product and sales of custom book bundles. Within our Extension businesses, lower net sales of intervention offset a portion of the above increases.

Our Education segment cost of sales for the three months ended September 30, 2017 decreased $2.1 million, or 0.9%, from $224.5 million for the same period in 2016 to $222.4 million. Publishing rights and pre-publication amortization decreased by $3.4 million from the same period last year primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $1.4 million from $178.2 million in 2016 to $179.6 million in 2017 as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, increased to 37.4% from 36.6% primarily due to product mix, resulting in lower profitability of $3.7 million, partially offset by $2.3 million attributed to lower sales volume.

Our Education segment selling and administrative expense for the three months ended September 30, 2017 decreased $9.4 million, or 6.3%, from $151.1 million for the same period in 2016 to $141.6 million. The decrease was driven by a reduction in internal and outside labor related costs, a reduction in marketing and advertising costs and lower travel and entertainment expenses. The decrease was partially offset by higher office lease cost due to the expiration of favorable office leases and higher incentive compensation, primarily higher commission expense due to greater sales quota achievement levels than in the prior year period.

Our Education segment other intangible asset amortization expense for the three months ended September 30, 2017 increased $0.7 million, or 13.2%, from the same period in 2016, which was related to the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2017 decreased $1.8 million, or 1.0%, from $174.2 million for the same period in 2016 to $172.4 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to our 2015 acquisition. The decline is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 35.9% and 35.8% for each of the three months ended September 30, 2017 and 2016, respectively.

Trade Publishing

	Three Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$51,189	$45,812	$5,377	11.7%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	30,086	27,939	2,147	7.7%
Publishing rights amortization	1,839	2,137	(298)	(13.9)%
Pre-publication amortization	100	110	(10)	(9.1)%

Cost of sales	32,025	30,186	1,839	6.1%
Selling and administrative	14,636	11,523	3,113	27.0%
Other intangible asset amortization	1,450	858	592	69.0%

Operating income	3,078	3,245	(167)	(5.1)%

Net income	$3,078	$3,245	$(167)	(5.1)%

Adjustments from net income to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$100	$129	$(29)	(22.5)%
Amortization expense	3,390	3,106	284	9.1%

Trade Publishing segment Adjusted EBITDA	$6,568	$6,480	$88	1.4%

Trade Publishing segment Adjusted EBITDA as a % of net sales	12.8%	14.1%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended September 30, 2017 increased $5.4 million, or 11.7%, from $45.8 million for the same period in 2016 to $51.2 million. The increase was due to sales of frontlist and backlist print titles such as The Polar Express, Little Blue Truck series, and It Takes Two and strong eBook sales, such as The Handmaid’s Tale.

Our Trade Publishing segment cost of sales for the three months ended September 30, 2017 increased $1.8 million, or 6.1%, from $30.2 million for the same period in 2016 to $32.0 million. The increase was primarily driven by $3.3 million of higher sales volume, partially offset by $1.1 million of lower cost as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 58.8% from 61.0% due to a product mix of increased eBook sales. Further, the increase in our costs of sales was also slightly offset by lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended September 30, 2017 increased $3.1 million, or 27.0%, from $11.5 million for the same period in 2016 to $14.6 million. The increase was primarily due to higher transportation costs associated with increased sales volume along with costs to support consumer products, partially offset by a reduction of internal and outside labor related costs and lower discretionary costs, all largely due to actions taken under the 2017 Restructuring Plan.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended September 30, 2017 increased $0.6 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Trade Publishing segment Adjusted EBITDA for the three months ended September 30, 2017 slightly improved from $6.5 million for the same period in 2016 to $6.6 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 12.8% for the three months ended September 30, 2017, which was an unfavorable change from 14.1% for the same period in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	21,848	22,667	(819)	(3.6)%
Restructuring	1,768	—	1,768	NM
Severance and other charges	272	3,765	(3,493)	(92.8)%

Operating loss	(23,888)	(26,432)	2,544	9.6%

Interest expense	(10,699)	(9,493)	(1,206)	(12.7)%
Change in fair value of derivative instruments	377	257	120	46.7%

Loss before taxes	(34,210)	(35,668)	1,458	4.1%
Income tax benefit	(10,618)	(15,887)	5,269	33.2%

Net loss	$(23,592)	$(19,781)	$(3,811)	(19.3)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$10,699	$9,493	$1,206	12.7%
Provision (benefit) for income taxes	(10,618)	(15,887)	5,269	33.2%
Depreciation expense	5,648	5,971	(323)	(5.4)%
Non-cash charges—(gain) loss on derivative instruments	(377)	(257)	(120)	(46.7)%
Non-cash charges—stock compensation	2,546	2,081	465	22.3%
Fees, expenses or charges for equity offerings, debt or acquisitions	—	92	(92)	NM
2017 Restructuring Plan	1,768	—	1,768	NM
Restructuring/Integration	—	2,184	(2,184)	NM
Severance, separation costs and facility closures	272	3,765	(3,493)	(92.8)%

Corporate and Other segment Adjusted EBITDA	$(13,654)	$(12,339)	$(1,315)	(10.6)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2017 decreased $0.8 million, or 3.6%, from $22.7 million for the same period in 2016 to $21.8 million. The decrease was primarily due to lower travel and entertainment expenses along with a reduction in labor related costs due to actions taken under the 2017 Restructuring Plan.

Our 2017 Restructuring Plan costs for the three months ended September 30, 2017 were $1.8 million which included real estate consolidation costs of $1.1 million, severance and termination benefits of $0.6 million, and implementation costs of $0.2 million.

Our interest expense for the three months ended September 30, 2017 increased $1.2 million, from $9.5 million for the same period in 2016 to $10.7 million, primarily due to $0.9 million of net settlement payments on our interest rate derivative instruments during the current period and a slight increase in the interest rate of the term loan facility.

Our change in fair value of derivative instruments for the three months ended September 30, 2017 favorably changed by $0.1 million from a gain of $0.3 million for the same period in 2016 to a gain of $0.4 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax benefit for the three months ended September 30, 2017 decreased $5.3 million, from a benefit of $15.9 million for the same period in 2016, to a benefit of $10.6 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.4)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (15.7)% due to similar items impacting the tax rate. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2017, unfavorably changed $1.3 million, or 10.6%, from a loss of $12.3 million for the same period in 2016 to a loss of $13.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Nine Months Ended September 30, 2017 and 2016

Education

	Nine Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$1,016,842	$1,014,898	$1,944	0.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	410,248	407,675	2,573	0.6%
Publishing rights amortization	29,574	40,226	(10,652)	(26.5)%
Pre-publication amortization	90,839	93,213	(2,374)	(2.5)%

Cost of sales	530,661	541,114	(10,453)	(1.9)%
Selling and administrative	402,725	418,948	(16,223)	(3.9)%
Other intangible asset amortization	19,110	15,550	3,560	22.9%

Operating income	64,346	39,286	25,060	63.8%

Net income	$64,346	$39,286	$25,060	63.8%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$40,102	$42,879	$(2,777)	(6.5)%
Amortization expense	139,523	148,988	(9,465)	(6.4)%
Purchase accounting adjustments	—	4,285	(4,285)	NM

Education segment Adjusted EBITDA	$243,971	$235,438	$8,533	3.6%

Education segment Adjusted EBITDA as a % of net sales	24.0%	23.2%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2017 increased $1.9 million, or 0.2%, from $1,014.9 million for the same period in 2016 to $1,016.8 million. The increase was primarily due to greater sales of our Extension businesses, which primarily consists of Heinemann, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for the nine-month period increased $29.0 million from $438.0 million in the 2016 period to $467.0 million primarily driven by higher Heinemann and supplemental net sales. The primary drivers of the increase in our Heinemann net sales were sales of our Classroom Libraries offering along with the introduction of our Fountas & Pinnell Classroom product. The primary drivers of the increase in our supplemental net sales were sales of custom book bundles. Also within our Extension businesses, our assessment and intervention net sales declined year over year, offsetting a portion of the above increases. Partially offsetting the increase in our Extension businesses net sales were lower Basal sales, inclusive of international sales, which declined by $27.0 million from $577.0 million in the 2016 period to $550.0 million. The primary drivers behind the decrease in our Basal business were lower net sales of Basal math and English Language Arts programs across adoption states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeating in 2017. Partially offsetting the decrease in Basal net sales was a $5.0 million one-time fee recognized in association with the expiration of a distribution agreement.

Our Education segment cost of sales for the nine months ended September 30, 2017 decreased $10.5 million, or 1.9%, from $541.1 million for the same period in 2016 to $530.7 million. Publishing rights and pre-publication amortization decreased by $13.0 million from the same period last year primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $2.6 million from $407.7 million in 2016 to $410.2 million in 2017 as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales increased to 40.3% from 40.2%, primarily due to product mix, resulting in lower profitability of $1.8 million coupled with an increase of $0.8 million attributed to higher sales volume.

Our Education segment selling and administrative expense for the nine months ended September 30, 2017 decreased $16.2 million, or 3.9%, from $418.9 million for the same period in 2016 to $402.7 million. The decrease was driven by a reduction in internal and outside labor related costs of $9.3 million, a reduction in marketing and advertising costs of $6.0 million along with lower travel and entertainment expenses of $3.8 million, primarily as a result of cost reduction initiatives. Further, samples, transportation and depository fees were $8.3 million lower in the current period. The decrease was partially offset by higher office lease cost due to the expiration of favorable office leases and higher incentive compensation, primarily higher commission expense due to greater sales quota achievement levels than in the prior year period.

Our Education segment other intangible asset amortization expense for the nine months ended September 30, 2017 increased $3.6 million from the same period in 2016, which was related to the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2017 improved $8.5 million, or 3.6%, from $235.4 million for the same period in 2016 to $244.0 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to a 2015 acquisition. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 24.0% and 23.2% for each of the nine months ended September 30, 2017 and 2016, respectively.

Trade Publishing

	Nine Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$130,166	$115,981	$14,185	12.2%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	82,675	77,486	5,189	6.7%
Publishing rights amortization	5,678	6,553	(875)	(13.4)%
Pre-publication amortization	253	286	(33)	(11.5)%

Cost of sales	88,606	84,325	4,281	5.1%
Selling and administrative	38,926	35,866	3,060	8.5%
Other intangible asset amortization	4,342	2,574	1,768	68.7%

Operating loss	(1,708)	(6,784)	5,076	74.8%

Net loss	$(1,708)	$(6,784)	$5,076	74.8%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$312	$485	$(173)	(35.7)%
Amortization expense	10,273	9,414	859	9.1%

Trade Publishing segment Adjusted EBITDA	$8,877	$3,115	$5,762	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	6.8%	2.7%

NM = not meaningful

Our Trade Publishing segment net sales for the nine months ended September 30, 2017 increased $14.2 million, or 12.2%, from $116.0 million for the same period in 2016 to $130.2 million. The increase in net sales was driven by sales of the Whole30 series and Tools of Titans, stronger eBook sales, such as The Handmaid’s Tale and 1984, and backlist print title sales, such as The Giver and The Things They Carried, along with favorable product return experience.

Our Trade Publishing segment cost of sales for the nine months ended September 30, 2017 increased $4.3 million, or 5.1%, from $84.3 million for the same period in 2016 to $88.6 million. The increase was primarily driven by $9.5 million of higher sales volume, partially offset by $4.3 million of lower costs as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 63.5% from 66.8% due to a product mix of increased eBook sales. Further, the increase in our costs of sales was also slightly offset by lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the nine months ended September 30, 2017 increased $3.1 million from $35.9 million in the same period in 2016, to $38.9 million. The increase was primarily due to higher transportation costs associated with increased sales volume along with costs to support consumer products, partially offset by a reduction of internal and outside labor related costs and lower discretionary costs, all largely due to actions taken under the 2017 Restructuring Plan. Our Trade Publishing segment other intangible asset amortization expense for the nine months ended September 30, 2017 increased $1.8 million from the same period in 2016, which was related to the amortization of previously unamortized certain tradenames, due to a change in estimate of the useful lives during the fourth quarter of 2016.

Our Trade Publishing segment Adjusted EBITDA for the nine months ended September 30, 2017 improved $5.8 million, from $3.1 million for the same period in 2016 to $8.9 million in 2017. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 6.8% for the nine months ended September 30, 2017, which was a favorable change from 2.7% for the same period in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Nine Months Ended September 30,		Dollar	Percent
	2017	2016	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	58,970	83,592	(24,622)	(29.5)%
Restructuring	39,036	—	39,036	NM
Severance and other charges	1,691	8,895	(7,204)	(81.0)%

Operating loss	(99,697)	(92,487)	(7,210)	(7.8)%

Interest expense	(31,339)	(28,228)	(3,111)	(11.0)%
Change in fair value of derivative instruments	1,273	422	851	NM

Loss before taxes	(129,763)	(120,293)	(9,470)	(7.9)%
Income tax expense	9,894	15,726	(5,832)	(37.1)%

Net loss	$(139,657)	$(136,019)	$(3,638)	(2.7)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$31,339	$28,228	$3,111	11.0%
Provision for income taxes	9,894	15,726	(5,832)	(37.1)%
Depreciation expense	16,519	15,595	924	5.9%
Non-cash charges—gain on derivative instruments	(1,273)	(422)	(851)	NM
Non-cash charges—stock compensation	8,021	8,754	(733)	(8.4)%
Fees, expenses or charges for equity offerings, debt or acquisitions	277	1,071	(794)	(74.1)%
2017 Restructuring Plan	39,036	—	39,036	NM
Restructuring/Integration	—	12,198	(12,198)	NM
Severance, separation costs and facility closures	1,691	8,895	(7,204)	(81.0)%
Legal settlement (reimbursement)	(4,500)	10,000	(14,500)	NM

Corporate and Other segment Adjusted EBITDA	$(38,653)	$(35,974)	$(2,679)	(7.4)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions.

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2017 decreased $24.6 million, or 29.5%, from $83.6 million for the same period in 2016 to $59.0 million. The decrease was primarily due to legal settlement costs for permissions litigation of $10.0 million in 2016 and a subsequent insurance reimbursement of $4.5 million which occurred in 2017, and lower travel and entertainment expenses. Further, there were lower restructuring/integration costs as 2016 had costs associated with integration of systems to support the 2015 acquisition. Our 2017 Restructuring Plan costs for the nine months ended September 30, 2017 were $39.0 million, which includes severance and termination benefits of $14.7 million, real estate consolidation costs of $7.9 million, implementation costs of $7.3 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million.

Our interest expense for the nine months ended September 30, 2017 increased $3.1 million from $28.2 million for the same period in 2016 to $31.3 million, primarily due to $3.2 million of net settlement payments on our interest rate derivative instruments during the current period, offset slightly by the lower outstanding balance on our term loan facility.

Our change in fair value of derivative instruments for the nine months ended September 30, 2017 favorably changed by $0.9 million from a gain of $0.4 million for the same period in 2016 to a gain of $1.3 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the stronger U.S. dollar against the Euro. Although a similar instance existed in the prior year, the change of the U.S. dollar against the Euro was greater in the current year based on the timing of the execution of the derivative instruments.

Income tax expense for the nine months ended September 30, 2017 decreased $5.8 million, from an expense of $15.7 million for the same period in 2016, to an expense of $9.9 million in 2017. For 2017, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (15.4)% which is primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For 2016, the effective tax rate method was estimated to be (15.7)% due to similar items impacting the tax rate. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2017, unfavorably changed $2.7 million, or 7.4%, from a loss of $36.0 million for the same period in 2016 to a loss of $38.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$133,980	$226,102
Short-term investments	76,022	80,841
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	761,330	764,738

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net cash provided by operating activities	$38,251	$9,455
Net cash used in investing activities	(125,043)	(54,868)
Net cash used in financing activities	(5,330)	(38,746)

Operating activities

Net cash provided by operating activities was $38.3 million for the nine months ended September 30, 2017, a $28.8 million increase from the $9.5 million of net cash provided by operating activities for the nine months ended September 30, 2016. The increase in cash provided by operating activities from 2016 to 2017 was primarily driven by more profitable operations, net of non-

cash items, of $20.0 million and by favorable net changes in operating assets and liabilities of $8.8 million. The favorable net changes in operating assets and liabilities were primarily due to favorable changes in accounts payable of $38.9 million due to timing of payments, favorable changes in accounts receivable of $15.8 million due to timing of collections, favorable changes in inventory of $4.1 million due to better inventory management, and net favorable changes in other assets and liabilities of $9.6 million due to timing of disbursements. These favorable changes were partially offset by unfavorable changes in deferred revenue of $53.6 million due to low billings of Basal products, which typically carry a high deferral rate, and $6.0 million of unfavorable changes in royalties due to timing.

Investing activities

Net cash used in investing activities was $125.0 million for the nine months ended September 30, 2017, an increase of $70.2 million from the $54.9 million used in investing activities for the nine months ended September 30, 2016. The increase in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $126.5 million compared to 2016. Additionally, capital investing expenditures related to pre-publication costs and property, plant, and equipment decreased by $55.4 million, primarily due to lower spend on leasehold improvements related to various office moves, technology infrastructure for property, plant, and equipment and, to a lesser extent, due to the timing of spend for pre-publication costs.

Financing activities

Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2017, a decrease of $33.4 million from the $38.7 million of net cash used in financing activities for the nine months ended September 30, 2016. The decrease in cash used in financing activities was primarily due to share repurchases under our share repurchase program for our common stock, which were $55.0 million less during 2017 compared to the prior year period partially offset by $21.0 million less proceeds related to stock option exercises during 2017 compared to the prior year period.

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

Term Loan Facility

We entered into an amended and restated term loan credit facility (the “term loan facility”) dated as of May 29, 2015 to, among other things, increase our outstanding term loan credit facility to $800.0 million, all of which was drawn at closing. As of September 30, 2017, we had approximately $782.0 million ($769.3 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of September 30, 2017, the interest rate of the term loan facility was 4.24%.

The term loan facility may be prepaid, in whole or in part, at any time, without premium. The term loan facility is required to be repaid in quarterly installments equal to 0.25% of the aggregate principal amount outstanding under the term loan facility immediately prior to the first quarterly payment date ($2.0 million).

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

We are subject to an excess cash flow provision under the term loan facility which is predicated upon our leverage ratio and cash flow. We anticipate that we will not be required to make a payment under the excess cash flow provision pertaining to 2017.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of September 30, 2017, we had approximately $26.2 million of outstanding letters of credit and approximately $216.3 million of borrowing availability under the revolving credit facility. No loans have been drawn on the revolving credit facility as of November 2, 2017.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2017, due to our level of borrowing availability.

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

General

We had $134.0 million of cash and cash equivalents and $76.0 million of short-term investments at September 30, 2017. We had $226.1 million of cash and cash equivalents and $80.8 million of short-term investments at December 31, 2016.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended September 30, 2017 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Covenant Compliance

As of September 30, 2017, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of September 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity during the three and nine months ended September 30, 2017.

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

As of September 30, 2017, we had $782.0 million ($769.3 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at September 30, 2017. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of September 30, 2017. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2017 and December 31, 2016. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017. For more information regarding the risks associated with our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the third quarter of 2017. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of our common stock. As of September 30, 2017, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

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

Houghton Mifflin Harcourt Company (Registrant)

November 2, 2017	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 2, 2017	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)