Form 10-Q
period 2018-03-31
Houghton Mifflin Harcourt Co
filed 2018-05-03
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock, par value $0.01 per share, outstanding as of April 27, 2018 was 123,397,251.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low-cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$98,664	$148,979
Short-term investments	—	86,449
Accounts receivable, net of allowances for bad debts and book returns of $20.7 million and $23.6 million, respectively	164,435	201,080
Inventories	206,444	154,644
Prepaid expenses and other assets	27,418	29,947

Total current assets	496,961	621,099
Property, plant, and equipment, net	150,648	153,906
Pre-publication costs, net	335,791	324,897
Royalty advances to authors, net	47,446	46,469
Goodwill	783,073	783,073
Other intangible assets, net	593,332	610,663
Deferred income taxes	3,593	3,593
Deferred commissions	23,704	—
Other assets	23,564	19,891

Total assets	$2,458,112	$2,563,591

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	120,461	61,502
Royalties payable	53,973	72,992
Salaries, wages, and commissions payable	14,929	54,970
Deferred revenue	225,726	275,111
Interest payable	341	322
Severance and other charges	7,219	6,926
Accrued postretirement benefits	1,618	1,618
Other liabilities	23,579	22,788

Total current liabilities	455,846	504,229
Long-term debt, net of discount and issuance costs	759,058	760,194
Long-term deferred revenue	401,585	419,096
Accrued pension benefits	23,810	24,133
Accrued postretirement benefits	19,297	20,285
Deferred income taxes	26,499	22,269
Other liabilities	19,038	18,192

Total liabilities	1,705,133	1,768,398

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 147,974,285 and 147,911,466 shares issued at March 31, 2018 and December 31, 2017, respectively; 123,397,251 and 123,334,432 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1,479	1,479
Treasury stock, 24,577,034 shares as of March 31, 2018 and December 31, 2017, respectively, at cost (related parties of $193,493 at 2018 and 2017)	(518,030)	(518,030)
Capital in excess of par value	4,882,458	4,879,793
Accumulated deficit	(3,570,127)	(3,521,527)
Accumulated other comprehensive loss	(42,801)	(46,522)

Total stockholders’ equity	752,979	795,193

Total liabilities and stockholders’ equity	$2,458,112	$2,563,591

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2018	2017
Net sales	$219,768	$221,917
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	106,909	107,536
Publishing rights amortization	10,090	13,398
Pre-publication amortization	26,716	27,577

Cost of sales	143,715	148,511
Selling and administrative	150,534	156,352
Other intangible asset amortization	7,241	8,076
Restructuring	—	3,875
Severance and other charges	3,943	1,206
Loss on sale of assets	884	—

Operating loss	(86,549)	(96,103)

Other income (expense)
Interest expense	(10,936)	(10,453)
Interest income	506	245
Change in fair value of derivative instruments	372	45

Loss before taxes	(96,607)	(106,266)
Income tax expense	4,704	14,392

Net loss	$(101,311)	$(120,658)

Net loss per share attributable to common stockholders
Basic	$(0.82)	$(0.98)

Diluted	$(0.82)	$(0.98)

Weighted average shares outstanding
Basic	123,222,353	122,777,615

Diluted	123,222,353	122,777,615

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2018	2017
Net loss	$(101,311)	$(120,658)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	227	(60)
Unrealized gain (loss) on short-term investments, net of tax	18	(2)
Net change in unrealized gain on derivative financial instruments, net of tax	3,476	1,361

Other comprehensive income, net of taxes	3,721	1,299

Comprehensive loss	$(97,590)	$(119,359)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Cash flows from operating activities
Net loss	$(101,311)	$(120,658)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of assets	884	—
Depreciation and amortization expense	63,285	68,321
Amortization of debt discount and deferred financing costs	1,046	1,046
Deferred income taxes	4,230	13,678
Stock-based compensation expense	2,923	2,544
Change in fair value of derivative instruments	(372)	(45)
Changes in operating assets and liabilities
Accounts receivable	36,645	48,812
Inventories	(51,800)	(46,690)
Other assets	1,680	(3,366)
Accounts payable and accrued expenses	2,683	2,057
Royalties payable and author advances, net	(20,217)	(21,804)
Deferred revenue	(38,224)	(37,904)
Interest payable	19	(88)
Severance and other charges	3	(3,546)
Accrued pension and postretirement benefits	(1,311)	(1,785)
Other liabilities	3,151	3,550

Net cash used in operating activities	(96,686)	(95,878)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	86,539	66,240
Additions to pre-publication costs	(25,536)	(27,860)
Additions to property, plant, and equipment	(12,240)	(17,170)

Net cash provided by investing activities	48,763	21,210

Cash flows from financing activities
Payments of long-term debt	(2,000)	(2,000)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,073)	(789)
Issuance of common stock under employee stock purchase plan	681	895

Net cash used in financing activities	(2,392)	(1,894)

Net decrease in cash and cash equivalents	(50,315)	(76,562)
Cash and cash equivalents at the beginning of the period	148,979	226,102

Cash and cash equivalents at the end of the period	$98,664	$149,540

Supplemental disclosure of cash flow information
Interest paid	$9,842	$9,482
Income taxes (refunded) paid	(228)	23
Non-cash investing activities
Pre-publication costs included in accounts payable	$29,420	$17,135
Property, plant, and equipment included in accounts payable	15,122	3,589

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

The K-12 market is our primary market, and in the United States, we are a leading provider of educational content by market share. Some of our core educational offerings include HMH Science Dimensions, Collections, GO Math!, Read 180 Universal, and Journeys. We believe our long-standing reputation and trusted brand enable us to capitalize on trends in the education market through our existing and developing channels.

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

The March 31, 2018 and December 31, 2017 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of, and for the three months ended March 31, 2018 and 2017.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below, there were no material changes in the three months ended March 31, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

Adoption of New Revenue Recognition Accounting Standard

On January 1, 2018, we adopted the new revenue standard utilizing the modified retrospective method. As a result, we changed our accounting policy for revenue recognition as detailed below. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Using the modified retrospective approach, we applied the standard only to contracts that are not completed at the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods as we believe it is still comparable.

There was a significant impact relating to the requirement to capitalize incremental costs to acquire new contracts, which consist of sales commissions. During previous periods, these costs were expensed as incurred. Further, there is an impact to our accounting for software license revenue. Under the previous guidance, when vendor specific objective evidence (“VSOE”) is not established for undelivered maintenance services, software licenses are recognized ratably over the life of the service period due to the separation criteria of the software license and related maintenance services not being met. The requirement for establishing VSOE does not exist under the new standard, thus software licenses are no longer recognized over the maintenance term, but rather as the software licenses are delivered as fair value can be established to allow for separate recognition.

The cumulative effect of the changes made to our consolidated balance sheets at January 1, 2018 were as follows:

	December 31, 2017	Adjustments due to Adoption	January 1, 2018
Assets
Accounts receivable, net	$201,080	$(1,092)	$199,988
Contract assets (1)	—	1,092	1,092
Deferred commissions	—	24,040	24,040

	$201,080	$24,040	$225,120

Liabilities
Deferred revenue (current and long-term)	$694,207	$(28,671)	$665,536
Stockholders’ equity

Accumulated deficit (2)	$(3,521,527)	$52,711	$(3,468,816)

(1)	Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.
(2)	The adoption resulted in the write off of a portion of a deferred tax asset for deferred revenue. However, due to our valuation allowance position, there is no net tax effect on accumulated deficit as the valuation allowance will also be reversed commensurate to the reduction in the deferred tax asset.

Impact of New Revenue Recognition Accounting Standard on Financial Statement Line Items

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheets, statements of operations and cash flows were as follows:

	March 31, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Assets
Accounts receivable, net	$164,435	$167,055	$(2,620)
Contract assets	2,620	—	2,620
Deferred commissions	23,704	—	23,704

	$190,759	$167,055	$23,704

Liabilities
Deferred revenue (current and long-term)	$627,311	$658,793	$(31,482)
Stockholders’ equity

Accumulated deficit	$(3,570,127)	$(3,572,601)	$(2,474)

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$219,768	$216,957	$2,811
Selling and administrative	150,534	150,197	337
Operating loss	(86,549)	(89,023)	2,474
Net loss	(101,311)	(103,785)	2,474

The adoption resulted in offsetting shifts in cash flows through net loss within cash flows from operating activities for deferred commissions, which are included within other assets, and deferred revenue consistent with the effects on our consolidated statements of operations as noted in the table above. The adoption had no impact on our overall cash flows from operating, investing or financing activities.

Revenue Recognition

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; license fees for book rights, content and software; and services that include test development, test delivery, test scoring, professional development, consulting and training as well as access to hosted interactive content. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue recognition accounting standard, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, we assess the goods or services promised within each contract to determine those that represent performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, which generally reflects estimated future product returns, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We estimate the collectability of contracts upon execution. As products are shipped with right of return, the transaction price allocated is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer.

Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of March 31, 2018.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract, and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including test development, test delivery, test scoring, professional development, consulting and training. Software performance obligations include perpetual and subscription based or SaaS software licenses, software maintenance and support services, professional services and training when those services relate to software performance obligations.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. The transaction prices allocated are adjusted to reflect expected returns and are based on historical return rates and sales patterns.

Contract Assets

Contract assets include unbilled amounts, primarily for service arrangements, where revenue is recognized over time as the services are delivered to the customer and revenue recognized exceeds the amount billed to the customer, and right of payment is not subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At March 31, 2018 and January 1, 2018, we had $23.7 million and $24.0 million of deferred commissions, respectively. We had $1.1 million of amortization expense related to deferred commissions during the three months ended March 31, 2018. These costs are included in selling and administrative expenses.

Deferred Revenue

Our contract liabilities consist of advance payments and billings in excess of revenue recognized and are classified as deferred revenue on our consolidated balance sheets. Our contract assets and liabilities are accounted for and presented on a net basis as either a contract asset or contract liability at the end of each reporting period. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

3.	Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the 2017 Tax Act, and in certain areas, have made reasonable estimates of the effects on our consolidated financial statements and tax disclosures.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued new guidance related to revenue recognition. This new accounting standard replaced most current U.S. GAAP guidance on this topic and eliminated most industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative periods financial statements. We adopted the guidance on January 1, 2018 applying the modified retrospective method.

The new standard superseded substantially all existing revenue recognition guidance. It impacts the revenue recognition for a significant number of our contracts, in addition to our business processes and our information technology systems. As a result, we established a cross-functional coordinated team to implement the new revenue recognition standard. We have implemented changes to our systems, processes and internal controls to meet the standard’s reporting and disclosure requirements.

Refer to Note 2 for a detailed description of the impact of the adoption of the revenue standard.

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The changes to the guidance require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The guidance became effective January 1, 2018 and did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance on restricted cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance became effective January 1, 2018 using a retrospective transition method to each period presented. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued a guidance update to classifications of certain cash receipts and cash payments on the Statement of Cash Flows with the objective of reducing the existing diversity in practice. This updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance became effective January 1, 2018 and did not have a material impact on our consolidated financial statements.

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

4.	Inventories

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Finished goods	$192,733	$145,875
Raw materials	13,711	8,769

Inventories	$206,444	$154,644

5.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the three months ended March 31, 2018:

	March 31, 2018	January 1, 2018	$ Change	% Change
Contract assets	$2,620	$1,092	$1,528	139.9%
Contract liabilities (deferred revenue)	627,311	665,536	(38,225)	(5.7)%

The $39.8 million decrease in our net contract liabilities from January 1, 2018 to March 31, 2018 was due to a $38.2 million decrease in our contract liabilities, primarily due to satisfaction of performance obligations related to physical and digital products during the period.

During the three months ended March 31, 2018, we recognized the following net sales as a result of changes in the contract asset and contract liabilities balances:

Three Months Ended March 31, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$51,933

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $688.9 million, and we will recognize approximately 74% over the next 1 to 3 years to net sales.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $23.7 million at March 31, 2018 and amortized $1.1 million during the three months ended March 31, 2018. The amortization is included in selling and administrative expenses.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	194,130	(22,191)	171,939	194,130	(19,101)	175,029
Publishing rights	1,180,000	(1,088,246)	91,754	1,180,000	(1,078,156)	101,844
Customer related and other	444,640	(276,001)	168,639	444,640	(271,850)	172,790

Other intangible assets, net	$1,979,770	$(1,386,438)	$593,332	$1,979,770	(1,369,107)	$610,663

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2018.

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $17.3 million and $21.5 million for the three months ended March 31, 2018 and 2017, respectively.

7.	Debt

Our debt consisted of the following:

	March 31, 2018	December 31, 2017
$800,000 term loan due May 29, 2021, interest payable quarterly (net of discount and issuance costs)	$767,058	$768,194
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$759,058	$760,194

Term Loan Facility

We entered into an amended and restated $800 million term loan credit facility (the “term loan facility”) dated as of May 29, 2015 in connection with the closing of an acquisition. The term loan facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The term loan facility may be prepaid, in whole or in part, at any time, without premium. The term loan facility is required to be repaid in quarterly installments of $2.0 million.

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of March 31, 2018, the interest rate of the term loan facility was 4.9%.

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

We are subject to an excess cash flow provision under our term loan facility which is predicated upon our leverage ratio and cash flow. There was no payment required under the excess cash flow provision in 2018 and 2017.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of March 31, 2018. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $3.5 million and $1.4 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2018 and 2017, respectively. The corresponding $2.3 million hedge asset and $1.2 million hedge liability is included within other assets and other liabilities (long-term), respectively, in our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. No amounts have been drawn on the revolving credit facility as of March 31, 2018.

As of March 31, 2018, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions include making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We have completed the organizational design change actions in 2017 and expect to substantially complete the remaining actions by the end of 2018.

Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $45.0 million to $49.0 million, of which approximately $35.0 million to $39.0 million of these charges are estimated to result in future cash outlays. We recorded cash-related costs of $3.9 million for the three months ended March 31, 2017, of which a portion of these expenses totaling approximately $0.1 million were related to severance and termination benefits, with the remaining amount of approximately $3.8 million related to implementation of the plan. These costs are included in the restructuring line item within our consolidated statements of operations.

The following table provides a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the three months ended March 31, 2018 and 2017 by major type of cost:

Type of Cost	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Total Amount Incurred to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$141	$16,206
Office space consolidation (2)	—	—	7,857
Implementation and impairment (3)	—	3,734	16,990

	$—	$3,875	$41,053

(1)	All restructuring charges are included within Corporate and Other.
(2)	During 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $1.0 million and $6.8 million of accruals related to vacating certain office space in three of our locations.
(3)	During 2017, we recorded a non-cash impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment.

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2018
	Restructuring accruals at December 31, 2017	Charges	Cash payments	Restructuring accruals at March 31, 2018
Severance and termination benefits	$4,306	$—	$(2,578)	$1,728
Office space consolidation	5,296	—	(395)	4,901

	$9,602	$—	$(2,973)	$6,629

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

Severance and Other Charges

2018

Exclusive of the 2017 Restructuring Plan, during the three months ended March 31, 2018, $0.8 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.2 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $3.9 million to reflect costs for severance, which we expect to be paid over the next twelve months.

2017

Exclusive of the 2017 Restructuring Plan, during the three months ended March 31, 2017, $2.7 million of severance payments were made to employees whose employment ended in 2017 and prior years and $2.1 million of net payments were made for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $0.8 million to reflect costs for severance related to cost savings, which have been fully paid, along with a $0.4 million charge for office space no longer occupied.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2018
Severance costs	$341	$3,943	$(794)	$3,490
Other accruals	1,299	—	(173)	1,126

	$1,640	$3,943	$(967)	$4,616

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2017
Severance costs	$6,417	$766	$(2,680)	$4,503
Other accruals	4,604	440	(2,143)	2,901

	$11,021	$1,206	$(4,823)	$7,404

The current portion of the severance and other charges was $7.2 million and $6.9 million (inclusive of the 2017 Restructuring Plan) as of March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018, we continued to perform analysis and evaluate interpretations and other guidance regarding the 2017 Tax Act, but did not record any adjustments to the amounts recorded on a provisional basis in the year ended December 31, 2017 or deem any such amounts as complete.

For the three months ended March 31, 2018 and 2017, we recorded an income tax expense of approximately $4.7 million and $14.4 million, respectively. The decrease in income tax expense for the three months ended March 31, 2018 of $9.7 million is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (4.9)% and (13.5)% for the three months ended March 31, 2018 and 2017, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at March 31, 2018 and December 31, 2017, respectively.

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive income (loss) and subsequently amortize those items in the statement of operations.

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2018	2017
Interest cost	$1,325	$1,382
Expected return on plan assets	(1,995)	(2,316)
Amortization of net loss	354	201

Net periodic benefit (credit) cost	$(316)	$(733)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2018	2017
Service cost	$32	$33
Interest cost	168	193
Amortization of prior service cost	(172)	(335)
Amortization of net loss	—	3

Net periodic benefit (credit) cost	$28	$(106)

There were no contributions to the pension plans for the three months ended March 31, 2018 and 2017, and we do not expect to make a contribution to the pension plans during 2018.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$78,957	$78,957	$—	(a)
Interest rate derivatives	2,318	—	2,318	(a)
Foreign exchange derivatives	263	—	263	(a)

	$81,538	$78,957	$2,581

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$115,464	$115,464	$—	(a)
U.S. treasury securities	16,065	16,065	—	(a)
U.S. agency securities	70,384	—	70,384	(a)
Foreign exchange derivatives	351	—	351

	$202,264	$131,529	$70,735

Financial liabilities
Interest rate derivatives	$1,159	$—	$1,159	(a)

	$1,159	$—	$1,159

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $79.0 million and $115.5 million invested in money market funds as of March 31, 2018 and December 31, 2017, respectively, we had $19.7 million and $33.5 million of cash invested in bank accounts as of March 31, 2018 and December 31, 2017, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $10.8 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of March 31, 2018.

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

Non-Financial Assets and Liabilities

There were no impairments related to our non-financial assets and there were no non-financial liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2018 and 2017.

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the three months ended March 31, 2018 and 2017.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2018 and December 31, 2017. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$767,058	$699,940	$768,194	$710,579

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at March 31, 2018 and December 31, 2017. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

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

We were contingently liable for $2.5 million of performance-related surety bonds for our operating activities as of March 31, 2018 and December 31, 2017. An aggregate of $25.2 million of letters of credit existed as of March 31, 2018 and December 31, 2017, of which $0.1 million backed the aforementioned performance-related surety bonds as of March 31, 2018 and December 31, 2017.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31, 2018 and December 31, 2017.

13.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss attributable to common stockholders	$(101,311)	$(120,658)

Denominator
Weighted average shares outstanding
Basic	123,222,353	122,777,615
Diluted	123,222,353	122,777,615
Net loss per share attributable to common stockholders
Basic	$(0.82)	$(0.98)
Diluted	$(0.82)	$(0.98)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2018	2017
Stock options	3,465,749	3,132,844
Restricted stock and restricted stock units	2,128,620	1,085,069

14.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of March 31, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity for the three months ended March 31, 2018 and 2017.

15.	Segment Reporting

As of March 31, 2018, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, derivative instruments charges, acquisition-related activity, restructuring/integration costs, severance, separation costs and facility closures, equity compensation charges, debt extinguishment losses, legal settlement charges, gains or losses from divestitures, amortization and depreciation expenses, as well as interest and taxes, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation below.

	Three Months Ended March 31,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$183,032	$36,736	$—
Segment Adjusted EBITDA	(3,053)	(837)	(11,442)
2017
Net sales	$185,384	$36,533	$—
Segment Adjusted EBITDA	(10,801)	(422)	(12,869)

The following table disaggregates our net sales by major source, which is the manner our businesses are viewed and managed:

	Three Months Ended March 31, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$61,234	$—	$61,234
Extension businesses (2)	121,798	—	121,798
Trade print and digital products	—	36,736	36,736

Net sales	$183,032	$36,736	$219,768

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental and assessment products as well as professional services.

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total Segment Adjusted EBITDA	$(15,332)	$(24,092)
Interest expense	(10,936)	(10,453)
Interest income	506	245
Depreciation expense	(19,238)	(19,270)
Amortization expense	(44,047)	(49,051)
Non-cash charges—stock-compensation	(2,923)	(2,544)
Non-cash charges—gain on derivative instruments	372	45
Fees, expenses or charges for equity offerings, debt or acquisitions	(182)	(565)
2017 Restructuring Plan	—	(3,875)
Severance, separation costs and facility closures	(3,943)	(1,206)
Legal settlement	—	4,500
Loss on sale of assets	(884)	—

Loss before taxes	(96,607)	(106,266)
Provision for income taxes	4,704	14,392

Net loss	$(101,311)	$(120,658)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities Exchange Commission (the “SEC”) on February 22, 2018. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, test scoring, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition along with the transaction price allocation adjusted to reflect the estimated returns for the arrangement. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until control is transferred to the customer, which often extends over the life of the contract and our hosted online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model has shifted to more digital and online learning components to address the needs of the education marketplace; thus, often resulting in an increase in our billings being deferred compared to historical levels. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

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

Factors affecting our net sales include:

Education

•	state or district per student funding levels;

•	federal funding levels;

•	the cyclicality of the purchasing schedule for adoption states;

•	student enrollments;

•	adoption of new education standards;

•	state acceptance of submitted programs and participation rates for accepted programs;

•	technological advancement and the introduction of new content and products that meet the needs of students, teachers and consumers, including through strategic agreements pertaining to content development and distribution; and

•	the amount of net sales subject to deferrals, which is impacted by the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Trade Publishing

•	consumer spending levels as influenced by various factors, including the U.S. economy and consumer confidence;

•	the publishing of bestsellers along with obtaining recognized authors;

•	film and series tie-ins to our titles that spur sales of current and backlist titles, which are titles that have been on sale for more than a year; and

•	market growth or contraction.

State or district per-student funding levels, which closely correlate with state and local receipts from income, sales and property taxes, impact our sales as institutional customers are affected by funding cycles. Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials.

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and adopted science materials in 2017 for purchase in 2018. Texas school districts purchased social studies and high school math materials in 2015 and purchased materials for languages other than English and career and technical education in 2017. The next major adoption in Texas is expected to be Reading/English Language Arts materials, currently scheduled for adoption in 2018 and purchase in 2019. California adopted English Language Arts materials in 2015, with purchases beginning in 2016 and continuing through 2018, and adopted history social science materials in 2017 for purchase in 2018 and continuing through 2020. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2017 legislative session appropriated funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state (for example, our K-8 social science materials were not adopted in California in 2017).

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

We employ several pricing models to serve various customer segments, including institutions, government agencies, consumers and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing segment’s consumer books, which we generally expense such costs as incurred; our assessment products, which we use the straight-line amortization method and the acquired content of our 2015 acquisition, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three months ended March 31, 2018 was $7.2 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2018 was $10.9 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Dollar Change	Percent Change
(dollars in thousands)
Net sales	$219,768	$221,917	$(2,149)	(1.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	106,909	107,536	(627)	(0.6)%
Publishing rights amortization	10,090	13,398	(3,308)	(24.7)%
Pre-publication amortization	26,716	27,577	(861)	(3.1)%

Cost of sales	143,715	148,511	(4,796)	(3.2)%
Selling and administrative	150,534	156,352	(5,818)	(3.7)%
Other intangible assets amortization	7,241	8,076	(835)	(10.3)%
Restructuring	—	3,875	(3,875)	NM
Severance and other charges	3,943	1,206	2,737	NM
Loss on sale of assets	884	—	884	NM

Operating loss	(86,549)	(96,103)	9,554	9.9%

Other income (expense):
Interest expense	(10,936)	(10,453)	(483)	(4.6)%
Interest income	506	245	261	NM
Change in fair value of derivative instruments	372	45	327	NM

Loss before taxes	(96,607)	(106,266)	9,659	9.1%
Income tax expense	4,704	14,392	(9,688)	(67.3)%

Net loss	$(101,311)	$(120,658)	$19,347	16.0%

NM = not meaningful

Net sales for the three months ended March 31, 2018 decreased $2.1 million, or 1.0%, from $221.9 million for the same period in 2017 to $219.8 million. The net sales decrease was driven by a $2.4 million decrease in our Education segment, partially offset by a $0.2 million increase in our Trade Publishing segment. Within our Education segment, the decrease was primarily due to lower net sales from Core Solutions, which declined by $4.2 million from $65.4 million in 2017 to $61.2 million. The primary drivers of the decrease in Core Solutions sales were anticipated lower net sales of Reading programs in the third year of California’s English Language Arts adoption as well as the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extension businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for the current period increased $1.8 million from $120.0 million in 2017 to $121.8 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017. Within our Trade Publishing segment, the increase was primarily due to higher licensing income along with print titles sales such as the Instant Pot series and Whole30 series.

Operating loss for the three months ended March 31, 2018 improved by $9.6 million from a loss of $96.1 million for the same period in 2017 to a loss of $86.5 million, due primarily to the following:

•	Our selling and administrative costs decreased by $5.8 million, primarily due to a reduction in internal and outside labor related costs of $4.3 million, a decrease in office lease cost of $0.5 million due to office space reductions and lower IT expenses of $2.4 million relating to maintenance contracts, hardware and telecommunications mostly associated with actions taken under the 2017 Restructuring Plan. Additionally, variable expenses such as commissions, samples, transportation and depository fees were $1.0 million lower in the current period. Offsetting the reductions in costs was an increase in professional fees of $2.8 million in 2018 as the prior year benefited from a $4.5 million non-recurring insurance reimbursement pertaining to a legal matter in 2016,

•	A $5.0 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization,

•	A $3.9 million charge in 2017 associated with our 2017 Restructuring Plan, which did not occur in 2018,

•	Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $0.6 million of which $1.0 million is attributed to lower sales volume offset by a $0.4 million unfavorable change in profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales increased to 48.6% from 48.5% due to a product mix carrying higher costs,

•	Partially offsetting the favorable change in operating loss was a $2.7 million increase in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item, and

•	A $0.9 million loss on the sale of assets associated with the divestiture of certain non-core products in the first quarter of 2018.

Interest expense for the three months ended March 31, 2018 increased $0.5 million from $10.5 million for the same period in 2017 to $10.9 million, primarily due to an increase in interest on the term loan facility of $1.1 million due to an increase in variable interest rates, offset by a reduction of $0.6 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended March 31, 2018 increased $0.3 million from $0.2 million for the same period in 2017 to $0.5 million, primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the three months ended March 31, 2018 favorably changed by $0.3 million from a slight gain in the same period in 2017 to a gain of $0.4 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax expense for the three months ended March 31, 2018 decreased $9.7 million, from an expense of $14.4 million for the same period in 2017, to an expense of $4.7 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%, which is primarily related to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, the effective tax rate method was estimated to be (13.0)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(101,311)	$(120,658)
Interest expense	10,936	10,453
Interest income	(506)	(245)
Provision for income taxes	4,704	14,392
Depreciation expense	19,238	19,270
Amortization expense	44,047	49,051
Non-cash charges—stock compensation	2,923	2,544
Non-cash charges— loss (gain) on derivative instrument	(372)	(45)
Fees, expenses or charges for equity offerings, debt or acquisitions	182	565
2017 Restructuring Plan	—	3,875
Severance, separation costs and facility closures	3,943	1,206
Legal reimbursement	—	(4,500)
Loss on sale of assets	884	—

Adjusted EBITDA	$(15,332)	$(24,092)

Segment Operating Results

Results of Operations—Comparing Three Months Ended March 31, 2018 and 2017

Education

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
Net sales	$183,032	$185,384	$(2,352)	(1.3)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	81,636	82,826	(1,190)	(1.4)%
Publishing rights amortization	8,338	11,379	(3,041)	(26.7)%
Pre-publication amortization	26,647	27,507	(860)	(3.1)%

Cost of sales	116,621	121,712	(5,091)	(4.2)%
Selling and administrative	119,075	127,024	(7,949)	(6.3)%
Other intangible asset amortization	5,759	6,635	(876)	(13.2)%
Loss on sale of assets	884	—	884	NM

Operating loss	(59,307)	(69,987)	10,680	15.3%

Net loss	$(59,307)	$(69,987)	$10,680	15.3%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$14,626	$13,666	$960	7.0%
Amortization expense	40,744	45,521	(4,777)	(10.5)%
Loss on sale of assets	884	—	884	NM

Education segment Adjusted EBITDA	$(3,053)	$(10,800)	$7,747	71.7%

Education segment Adjusted EBITDA as a % of net sales	(1.7)%	(5.8)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2018 decreased $2.4 million, or 1.3%, from $185.4 million for the same period in 2017 to $183.0 million. The net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $4.2 million from $65.4 million in 2017 to $61.2 million. The primary drivers of the decrease in Core Solutions sales were lower net sales of Reading programs in the third year of California’s English Language Arts adoption as well as the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extension businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for the current period increased $1.8 million from $120.0 million in 2017 to $121.8 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017.

Our Education segment cost of sales for the three months ended March 31, 2018 decreased $5.1 million, or 4.2%, from $121.7 million for the same period in 2017 to $116.6 million. Publishing rights and pre-publication amortization decreased by $3.9 million from the same period in 2017 primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $1.2 million from $82.8 million in 2017 to $81.6 million in 2018 attributed to lower sales volume.

Our Education segment selling and administrative expense for the three months ended March 31, 2018 decreased $8.0 million, or 6.3%, from $127.0 million for the same period in 2017 to $119.1 million. The decrease was driven by a reduction in internal and outside labor related costs of $6.0 million and a $1.0 million decrease in technology costs due to reduced hosting and maintenance contracts in connection with the actions taken under the 2017 Restructuring Plan. Further, there was a $1.0 million decrease in variable expenses such as commissions and samples.

Our Education segment other intangible asset amortization expense for the three months ended March 31, 2018 decreased $0.9 million, or 13.2%, from the same period in 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2018 improved $7.7 million, or 71.7%, from a loss of $10.8 million for the same period in 2017 to a loss of $3.1 million in 2018. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was (1.7)% and (5.8)% for the three months ended March 31, 2018 and 2017, respectively.

Trade Publishing

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
Net sales	$36,736	$36,533	$203	0.6%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	25,273	24,710	563	2.3%
Publishing rights amortization	1,752	2,019	(267)	(13.2)%
Pre-publication amortization	69	70	(1)	(1.4)%

Cost of sales	27,094	26,799	295	1.1%
Selling and administrative	12,472	12,351	121	1.0%
Other intangible asset amortization	1,482	1,441	41	2.8%

Operating loss	(4,312)	(4,058)	(254)	(6.3)%

Net loss	$(4,312)	$(4,058)	$(254)	(6.3)%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$172	$105	$67	63.8%
Amortization expense	3,303	3,530	(227)	(6.4)%

Trade Publishing segment Adjusted EBITDA	$(837)	$(423)	$(414)	(97.9)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	(2.3)%	(1.2)%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended March 31, 2018 increased $0.2 million, or 0.6%, from $36.5 million for the same period in 2017 to $36.7 million. The increase was primarily due to higher licensing income along with print titles sales such as the Instant Pot series and Whole30 series.

Our Trade Publishing segment cost of sales for the three months ended March 31, 2018 increased $0.3 million, or 1.1%, from $26.8 million for the same period in 2017 to $27.1 million. The increase was primarily driven by our cost of sales, excluding publishing rights and pre-publication amortization, which as a percentage of net sales increased to 68.8% from 67.6% resulting in $0.5 million of unfavorable profitability due to a product mix coupled with an increase of $0.1 million due to greater sales volume, partially offset by lower publishing rights amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the three months ended March 31, 2018 increased $0.1 million, or 1.0%, from $12.4 million for the same period in 2017 to $12.5 million. The increase was primarily due to higher marketing and promotion costs, partially offset by a reduction of internal and outside labor related costs.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended March 31, 2018 increased slightly from the same period in 2017.

Our Trade Publishing segment Adjusted EBITDA for the three months ended March 31, 2018 changed unfavorably from a loss of $0.4 million for the same period in 2017 to a loss of $0.8 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (2.3)% for the three months ended March 31, 2018, which was an unfavorable change from (1.2)% for the same period in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended March 31,		Dollar	Percent
	2018	2017	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	18,987	16,977	2,010	11.8%
Restructuring	—	3,875	(3,875)	NM
Severance and other charges	3,943	1,206	2,737	NM

Operating loss	(22,930)	(22,058)	(872)	(4.0)%

Interest expense	(10,936)	(10,453)	(483)	(4.6)%
Interest income	506	245	261	NM
Change in fair value of derivative instruments	372	45	327	NM

Loss before taxes	(32,988)	(32,221)	(767)	(2.4)%
Income tax expense	4,704	14,392	(9,688)	(67.3)%

Net loss	$(37,692)	$(46,613)	$8,921	19.1%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$10,936	$10,453	$483	4.6%
Interest income	(506)	(245)	(261)	NM
Provision for income taxes	4,704	14,392	(9,688)	(67.3)%
Depreciation expense	4,440	5,499	(1,059)	(19.3)%
Non-cash charges—(gain) loss on derivative instruments	(372)	(45)	(327)	NM
Non-cash charges—stock compensation	2,923	2,544	379	14.9%
Fees, expenses or charges for equity offerings, debt or acquisitions	182	565	(383)	(67.8)%
2017 Restructuring Plan	—	3,875	(3,875)	NM
Severance, separation costs and facility closures	3,943	1,206	2,737	NM
Legal reimbursement	—	(4,500)	4,500	NM

Corporate and Other segment Adjusted EBITDA	$(11,442)	$(12,869)	$1,427	11.1%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with restructuring, severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2018 increased $2.0 million, or 11.8%, from $17.0 million for the same period in 2017 to $19.0 million. The increase was primarily due to higher professional fees in 2018 as the prior year benefited from a $4.5 million insurance reimbursement pertaining to a legal matter in 2016, partially offset by $1.1 million of higher depreciation expense along with higher professional fees associated with the Company’s technology infrastructure.

Our 2017 Restructuring Plan costs for the three months ended March 31, 2017 were $3.9 million, which included severance and termination benefits of $0.2 million and implementation costs of $3.7 million.

Interest expense for the three months ended March 31, 2018 increased $0.5 million from $10.5 million for the same period in 2017 to $10.9 million, primarily due to an increase in interest on the term loan facility of $1.1 million due to an increase in variable interest rates, partially offset by a reduction of $0.6 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended March 31, 2018 increased $0.3 million from $0.2 million for the same period in 2017 to $0.5 million, primarily due to increases in interest rates on our investments.

Our change in fair value of derivative instruments for the three months ended March 31, 2018, favorably changed by $0.3 million from a slight gain in the same period in 2017 to a gain of $0.4 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax expense for the three months ended March 31, 2018 decreased $9.7 million, from an expense of $14.4 million for the same period in 2017, to an expense of $4.7 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.4)%, which is primarily attributed to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, the effective tax rate method was estimated to be (13.0)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2018, favorably changed $1.4 million, or 11.1%, from a loss of $12.9 million for the same period in 2017 to a loss of $11.4 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement reimbursements. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$98,664	$148,979
Short-term investments	—	86,449
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	759,058	760,194

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net cash used in operating activities	$(96,686)	$(95,878)
Net cash provided by investing activities	48,763	21,210
Net cash used in financing activities	(2,392)	(1,894)

Operating activities

Net cash used in operating activities was $96.7 million for the three months ended March 31, 2018, a $0.8 million increase from the $95.9 million of net cash used in operating activities for the three months ended March 31, 2017. The increase in cash used in operating activities from 2017 to 2018 was primarily driven by unfavorable net changes in operating assets and liabilities of $6.6 million primarily due to unfavorable changes in accounts receivable of $12.2 million due to timing of collections and unfavorable changes in inventory of $5.1 million. These unfavorable changes in operating assets and liabilities were partially offset by favorable changes of $10.7 million primarily in other assets, royalties and severance. Further, the increase in net cash used in operating activities was also partially offset by more profitable operations, net of non-cash items, of $5.8 million.

Investing activities

Net cash provided by investing activities was $48.8 million for the three months ended March 31, 2018, an increase of $27.6 million from the $21.2 million provided by investing activities for the three months ended March 31, 2017. The increase in cash provided by investing activities was primarily due to higher net proceeds from sales and maturities of short-term investments of $20.3 million compared to 2017. Also, capital investing expenditures related to pre-publication costs and property, plant, and equipment decreased by $7.3 million, primarily due to the timing of spend.

Financing activities

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2018, an increase of $0.5 million from the $1.9 million of net cash used in financing activities for the three months ended March 31, 2017. The increase in cash used in financing activities was due to greater tax withholding payments related to net share settlements of restricted stock units and awards and lower proceeds from our employee stock purchase plan.

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

Term Loan Facility

We entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”) dated as of May 29, 2015 in connection with the closing of an acquisition. As of March 31, 2018, we had approximately $778.0 million ($767.1 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of March 31, 2018, the interest rate of the term loan facility was 4.9%.

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

We are subject to an excess cash flow provision under the term loan facility which is predicated upon our leverage ratio and cash flow. We were not required to make a payment under the excess cash flow provision in 2018 and 2017.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of March 31, 2018, we had approximately $25.2 million of outstanding letters of credit and approximately $146.0 million of borrowing availability under the revolving credit facility. No loans have been drawn on the revolving credit facility as of May 3, 2018.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2018, due to our level of borrowing availability.

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

General

We had $98.7 million of cash and cash equivalents at March 31, 2018. We had $149.0 million of cash and cash equivalents and $86.4 million of short-term investments at December 31, 2017.

We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below, there were no material changes in the three months ended March 31, 2018 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue recognition accounting standard, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, which generally reflects estimated future product returns, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We estimate the collectability of contracts upon execution. As products are shipped with right of return, the transaction price allocated is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer. Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of March 31, 2018.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Services are expected to be delivered to the customer throughout the term of the contract, and we believe recognizing revenue ratably over the term of the contract best depicts the transfer of value to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including test development, test delivery, test scoring, professional development, consulting and training. Software performance obligations include perpetual and subscription based or SaaS software licenses, software maintenance and support services, professional services and training when those services relate to software performance obligations.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. The transaction prices allocated are adjusted to reflect expected returns and are based on historical return rates and sales patterns.

Contract Assets

Contract assets include unbilled amounts for primarily service revenue where revenue is recognized over time as the services are delivered to the customer based on the extent of progress towards completion and revenue recognized exceeds the amount billed to the customer, and right of payment is not subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At March 31, 2018 and January 1, 2018, we had $23.7 million and $24.0 million of deferred commissions, respectively. We had $1.1 million of amortization expense related to deferred commissions during the three months ended March 31, 2018. These costs are included in selling and administrative expenses.

Deferred Revenue

Our contract liabilities consist of advance payments and billings in excess of revenue recognized and are classified as deferred revenue on our consolidated balance sheets. Our contract assets and liabilities are accounted for and presented on a net basis as either a contract asset or contract liability at the end of each reporting period. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional advances are received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new advances for the period.

Refer to Note 2 to the consolidated financial statements for a detailed description of the impact of the adoption of the new revenue recognition standard on our consolidated balance sheets and statements of operations.

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

Covenant Compliance

As of March 31, 2018, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of March 31, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity during the three months ended March 31, 2018.

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

As of March 31, 2018, we had $778.0 million ($767.1 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. We had no borrowings outstanding under the revolving credit facility at March 31, 2018. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of March 31, 2018. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2018 and December 31, 2017. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following.

On January 1, 2018, we adopted the new revenue recognition accounting standard. We have implemented changes to our systems, processes and internal controls as a result of the adoption. These included the development of new policies based on the five-step model provided in the new revenue standard, including capitalization of sales commissions, new training, ongoing contract review requirements, and gathering of information for disclosures.

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

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For more information regarding the risks associated with our business and industry, please see our Annual Report on Form 10-K for the year ended December  31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the first quarter of 2018. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of our common stock. As of March 31, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

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

Houghton Mifflin Harcourt Company (Registrant)

May 3, 2018	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 3, 2018	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)