Form 10-Q
period 2018-06-30
Houghton Mifflin Harcourt Co
filed 2018-08-02
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock, par value $0.01 per share, outstanding as of July 27, 2018 was 123,553,790.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$30,709	$148,979
Short-term investments	—	86,449
Accounts receivable, net of allowances for bad debts and book returns of $19.4 million and $23.6 million, respectively	293,693	201,080
Inventories	212,436	154,644
Prepaid expenses and other assets	30,888	29,947

Total current assets	567,726	621,099
Property, plant, and equipment, net	149,137	153,906
Pre-publication costs, net	341,474	324,897
Royalty advances to authors, net	49,964	46,469
Goodwill	783,073	783,073
Other intangible assets, net	578,133	610,663
Deferred income taxes	3,593	3,593
Deferred commissions	22,598	—
Other assets	28,658	19,891

Total assets	$2,524,356	$2,563,591

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$50,000	$—
Current portion of long-term debt	8,000	8,000
Accounts payable	94,920	61,502
Royalties payable	67,085	72,992
Salaries, wages, and commissions payable	39,938	54,970
Deferred revenue	240,355	275,111
Interest payable	293	322
Severance and other charges	6,760	6,926
Accrued postretirement benefits	1,618	1,618
Other liabilities	30,378	22,788

Total current liabilities	539,347	504,229
Long-term debt, net of discount and issuance costs	757,922	760,194
Long-term deferred revenue	400,803	419,096
Accrued pension benefits	23,476	24,133
Accrued postretirement benefits	19,041	20,285
Deferred income taxes	28,144	22,269
Other liabilities	21,364	18,192

Total liabilities	1,790,097	1,768,398

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017		—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,040,938 and 147,911,466 shares issued at June 30, 2018 and December 31, 2017, respectively; 123,463,904 and 123,334,432 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1,480	1,479
Treasury stock, 24,577,034 shares as of June 30, 2018 and December 31, 2017, respectively, at cost (related parties of $193,493 at 2018 and 2017)	(518,030)	(518,030)
Capital in excess of par value	4,885,520	4,879,793
Accumulated deficit	(3,593,399)	(3,521,527)
Accumulated other comprehensive loss	(41,312)	(46,522)

Total stockholders’ equity	734,259	795,193

Total liabilities and stockholders’ equity	$2,524,356	$2,563,591

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2018	2017	2018	2017
Net sales	$375,581	$393,051	$595,349	$614,968
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	166,012	175,693	272,921	283,229
Publishing rights amortization	8,148	10,867	18,238	24,265
Pre-publication amortization	27,599	29,758	54,315	57,335

Cost of sales	201,759	216,318	345,474	364,829
Selling and administrative	174,152	167,037	325,006	324,261
Other intangible asset amortization	7,051	8,128	14,292	16,204
Restructuring	—	33,393	—	37,268
Severance and other charges	2,075	213	6,018	1,419
(Gain) loss on sale of assets	(500)	—	384	—

Operating loss	(8,956)	(32,038)	(95,825)	(129,013)

Other income (expense)
Retirement benefits non-service income	320	872	640	1,744
Interest expense	(11,472)	(10,547)	(22,408)	(21,000)
Interest income	117	115	623	360
Change in fair value of derivative instruments	(1,097)	851	(725)	896

Loss before taxes	(21,088)	(40,747)	(117,695)	(147,013)
Income tax expense	2,184	6,120	6,888	20,512

Net loss	$(23,272)	$(46,867)	$(124,583)	$(167,525)

Net loss per share attributable to common stockholders
Basic	$(0.19)	$(0.38)	$(1.01)	$(1.36)

Diluted	$(0.19)	$(0.38)	$(1.01)	$(1.36)

Weighted average shares outstanding
Basic	123,423,911	122,919,853	123,323,688	122,849,127

Diluted	123,423,911	122,919,853	123,323,688	122,849,127

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2018	2017	2018	2017
Net loss	$(23,272)	$(46,867)	$(124,583)	$(167,525)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(143)	62	84	2
Unrealized gain on short-term investments, net of tax	—	2	18	—
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	1,632	(444)	5,108	917

Other comprehensive income (loss), net of taxes	1,489	(380)	5,210	919

Comprehensive loss	$(21,783)	$(47,247)	$(119,373)	$(166,606)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2018	2017
Cash flows from operating activities
Net loss	$(124,583)	$(167,525)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of assets	384	—
Depreciation and amortization expense	127,205	136,188
Amortization of debt discount and deferred financing costs	2,091	2,090
Deferred income taxes	5,875	19,028
Stock-based compensation expense	6,122	5,475
Restructuring charges related to property, plant, and equipment	—	10,035
Change in fair value of derivative instruments	725	(896)
Changes in operating assets and liabilities
Accounts receivable	(92,613)	(88,295)
Inventories	(57,792)	(35,488)
Other assets	(5,472)	(7,997)
Accounts payable and accrued expenses	(1,462)	11,505
Royalties payable and author advances, net	(9,623)	(7,832)
Deferred revenue	(24,378)	(35,511)
Interest payable	(29)	(83)
Severance and other charges	(1,274)	9,859
Accrued pension and postretirement benefits	(1,901)	(2,973)
Other liabilities	12,911	12,218

Net cash used in operating activities	(163,814)	(140,202)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	86,539	80,690
Additions to pre-publication costs	(62,182)	(57,294)
Additions to property, plant, and equipment	(24,901)	(26,534)
Proceeds from sale of assets	500	—

Net cash used in investing activities	(44)	(3,138)

Cash flows from financing activities
Proceeds from revolving credit facility	50,000	—
Payments of long-term debt	(4,000)	(4,000)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,093)	(1,434)
Proceeds from stock option exercises	—	512
Issuance of common stock under employee stock purchase plan	681	895

Net cash provided by (used in) financing activities	45,588	(4,027)

Net decrease in cash and cash equivalents	(118,270)	(147,367)
Cash and cash equivalents at the beginning of the period	148,979	226,102

Cash and cash equivalents at the end of the period	$30,709	$78,735

Supplemental disclosure of cash flow information
Interest paid	$20,313	$18,959
Income taxes (refunded) paid	(236)	626
Non-cash investing activities
Pre-publication costs included in accounts payable	$26,056	$18,337
Property, plant, and equipment included in accounts payable	15,323	7,908
Property, plant, and equipment acquired under capital leases	570	—

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

The June 30, 2018 and December 31, 2017 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of, and for the three and six month periods ended June 30, 2018 and 2017.

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

Our business is impacted by the inherent seasonality of the academic calendar, which results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. If necessary, management will take steps intended to improve the Company’s financial position and liquidity.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below and the adoption of the new presentation of net periodic pension cost and net periodic post-retirement benefit cost, there were no material changes in the three and six months ended June 30, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

Adoption of New Revenue Recognition Accounting Standard

On January 1, 2018, we adopted the new revenue standard utilizing the modified retrospective method. As a result, we changed our accounting policy for revenue recognition as detailed below. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Using the modified retrospective approach, we applied the standard only to contracts that were not completed at the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods as we believe it is still comparable.

There was a significant impact relating to the requirement to capitalize incremental costs to acquire new contracts, which consist of sales commissions. During previous periods, these costs were expensed as incurred. Further, there is an impact to our accounting for software license revenue. Under the previous guidance, when vendor specific objective evidence (“VSOE”) was not established for undelivered maintenance services, software licenses were recognized ratably over the life of the service period due to the separation criteria of the software license and related maintenance services not being met. The requirement for establishing VSOE does not exist under the new standard, thus software licenses are no longer recognized over the maintenance term, but rather as the software licenses are delivered as fair value can be established to allow for separate recognition.

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

Impact of New Revenue Recognition Accounting Standard on Financial Statement Line Items

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheets, statements of operations and cash flows were as follows:

	June 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Assets
Accounts receivable, net	$293,693	$297,821	$(4,128)
Contract assets	4,128	—	4,128
Deferred commissions	22,598	—	22,598
Liabilities
Deferred revenue (current and long-term)	$641,158	$680,060	$(38,902)
Stockholders’ equity
Accumulated deficit	$(3,593,399)	$(3,602,187)	$(8,788)

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$375,581	$368,161	$7,420
Selling and administrative	174,152	173,046	1,106
Operating loss	(8,956)	(15,270)	6,314
Net loss	(23,272)	(29,586)	6,314

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$595,349	$585,118	$10,231
Selling and administrative	325,006	323,563	1,443
Operating loss	(95,825)	(104,613)	8,788
Net loss	(124,583)	(133,371)	8,788

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

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Cash flows from operating activities
Net loss	$(124,583)	$(133,371)	$8,788
Adjustments to reconcile net loss to net cash used in operating activities
Other assets	(5,472)	(6,915)	1,443
Deferred revenue	(24,378)	(14,147)	(10,231)
Net cash used in operating activities	(163,814)	(163,814)	—

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, which generally reflects estimated future product returns, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We estimate the collectability of contracts upon execution. As products are shipped with right of return, the transaction price allocated is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer.

Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components included within our contracts were not material as of June 30, 2018.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of such a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenues from static digital content commence upon delivery to the customer of the digital entitlement that is required to access and download the content and is typically recognized at a point in time. Revenues from subscription software licenses, related hosting services and product support are recognized evenly over the license term as we believe this best represents the pattern of transfer to the customer. The perpetual software licenses provide the customer with a functional license to our products and their related revenues are recognized when the customer receives entitlement to the software. For the technical services provided to customers in connection with the software license, including hosting services related to perpetual licenses, we are applying the practical expedient and are recognizing revenue in the amount we have the right to invoice as that amount corresponds directly with the value to the customer of our performance completed. As the invoices are based on each day of service, this is directly linked to the transfer of benefit to the customer.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At June 30, 2018 and January 1, 2018, we had $22.6 million and $24.0 million of deferred commissions, respectively. We had $3.2 million and $4.3 million of amortization expense related to deferred commissions during the three and six months ended June 30, 2018, respectively. These costs are included in selling and administrative expenses.

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

Recently Issued Accounting Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to incorporate Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Act”), as enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the 2017 Tax Act, and in certain areas, have made preliminary reasonable estimates of the effects on our consolidated financial statements and tax disclosures.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual assessments are still required to be completed. The guidance will be effective in 2020, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective in 2019 with early adoption permitted. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures, but we believe the adoption of this guidance will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations related to our office space leases (approximately $370.0 million at December 31, 2017) as assets and liabilities.

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

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The changes to the guidance required employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs have been presented in the income statement separately from the service cost and outside of a subtotal of income from operations. The guidance became effective January 1, 2018 and the adoption of the guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance on restricted cash, which required amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance became effective January 1, 2018 using a retrospective transition method to each period presented. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued a guidance update to classifications of certain cash receipts and cash payments on the Statement of Cash Flows with the objective of reducing the existing diversity in practice. This updated guidance addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance became effective January 1, 2018 and the adoption of the guidance did not have a material impact on our consolidated financial statements.

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

4.	Inventories

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Finished goods	$201,767	$145,875
Raw materials	10,669	8,769

Inventories	$212,436	$154,644

5.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2018:

	June 30, 2018	January 1, 2018	$ Change	% Change
Contract assets	$4,128	$1,092	$3,036	278.0%
Contract liabilities (deferred revenue)	641,158	665,536	(24,378)	(3.7)%

The $21.3 million decrease in our net contract liabilities from January 1, 2018 to June 30, 2018 was due to a $24.4 million decrease in our contract liabilities, primarily due to satisfaction of performance obligations related to physical and digital products during the period.

During the three and six months ended June 30, 2018, we recognized the following net sales as a result of changes in the contract asset and contract liabilities balances:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$74,822	$126,755

As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $741.2 million, and we will recognize approximately 77% over the next 1 to 3 years to net sales.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $22.6 million at June 30, 2018 and amortized $3.2 million and $4.3 million during the three and six months ended June 30, 2018, respectively. The amortization is included in selling and administrative expenses.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$783,073	$—	$783,073	$783,073	$—	$783,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	194,130	(25,281)	168,849	194,130	(19,101)	175,029
Publishing rights	1,180,000	(1,096,394)	83,606	1,180,000	(1,078,156)	101,844
Customer related and other	444,640	(279,962)	164,678	444,640	(271,850)	172,790

Other intangible assets, net	$1,979,770	(1,401,637)	$578,133	$1,979,770	(1,369,107)	$610,663

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2018.

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $32.5 million and $40.5 million for the six months ended June 30, 2018 and 2017, respectively.

7.	Debt

Our debt consisted of the following:

	June 30, 2018	December 31, 2017
$800,000 term loan due May 29, 2021, interest payable quarterly (net of discount and issuance costs)	$765,922	$768,194
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$757,922	$760,194

Revolving credit facility	$50,000	$—

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800 million term loan credit facility (the “term loan facility”) .. The term loan facility matures on May 29, 2021 and the interest rate is based on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company.

The term loan facility may be prepaid, in whole or in part, at any time, without premium. The term loan facility is required to be repaid in quarterly installments of $2.0 million.

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of June 30, 2018, the interest rate of the term loan facility was 5.1%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of June 30, 2018. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $5.1 million and $0.9 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2018 and 2017, respectively. The corresponding $3.9 million hedge asset and $1.2 million hedge liability is included within other assets and other liabilities (long-term), respectively, in our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of June 30, 2018, $50.0 million has been drawn on the revolving credit facility.

As of June 30, 2018, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

Guarantees

Under both the revolving credit facility and the term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under the revolving credit facility and the term loan facility are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrowers and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

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

The following tables provide a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the three and six months ended June 30, 2018 and 2017 by major type of cost:

Type of Cost	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Total Amount Incurred Inception to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$14,021	$16,206
Office space consolidation (2)	—	6,776	7,857
Implementation and impairment (3)	—	12,596	16,990

	$—	$33,393	$41,053

Type of Cost	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Total Amount Incurred Inception to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$14,162	$16,206
Office space consolidation (2)	—	6,776	7,857
Implementation and impairment (3)	—	16,330	16,990

	$—	$37,268	$41,053

(1)	All restructuring charges are included within Corporate and Other.
(2)	During 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $0.9 million and $5.9 million of accruals related to vacating certain office space in two of our locations.
(3)	During 2017, we recorded a non-cash impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment.

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2018
	Restructuring accruals at December 31, 2017	Charges	Cash payments	Restructuring accruals at June 30, 2018
Severance and termination benefits	$4,306	$—	$(3,225)	$1,081
Office space consolidation	5,296	—	(773)	4,523

	$9,602	$—	$(3,998)	$5,604

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

Severance and Other Charges

2018

Exclusive of the 2017 Restructuring Plan, during the six months ended June 30, 2018, $2.9 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.5 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $6.1 million to reflect costs for severance, which we expect to be paid over the next twelve months, along with a favorable $0.1 million adjustment for office space no longer occupied.

2017

Exclusive of the 2017 Restructuring Plan, during the six months ended June 30, 2017, $4.4 million of severance payments were made to employees whose employment ended in 2017 and prior years and $3.0 million of net payments were made for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $1.1 million to reflect costs for severance related to cost savings, which have been fully paid, along with a $0.4 million charge for office space no longer occupied.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2018
Severance costs	$341	$6,098	$(2,867)	$3,572
Other accruals	1,299	(80)	(487)	732

	$1,640	$6,018	$(3,354)	$4,304

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2017
Severance costs	$6,417	$1,055	$(4,449)	$3,023
Other accruals	4,604	364	(3,013)	1,955

	$11,021	$1,419	$(7,462)	$4,978

The current portion of the severance and other charges was $6.8 million and $6.9 million (inclusive of the 2017 Restructuring Plan) as of June 30, 2018 and December 31, 2017, respectively.

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

During the three and six months ended June 30, 2018, we continued to perform analysis and evaluate interpretations and other guidance regarding the 2017 Tax Act, but did not record any adjustments to the amounts recorded on a provisional basis in the year ended December 31, 2017 or deem any such amounts as complete.

For the three months ended June 30, 2018 and 2017, we recorded income tax expense of approximately $2.2 million and $6.1 million, respectively, and for the six months ended June 30, 2018 and 2017, we recorded income tax expense of approximately $6.9 million and $20.5 million, respectively. The decrease in income tax expense for the six months ended June 30, 2018 of $13.6 million is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (10.4)% and (15.0)% for the three months ended June 30, 2018 and 2017, respectively, and (5.9)% and (14.0)% for the six months ended June 30, 2018 and 2017, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both June 30, 2018 and December 31, 2017.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Six Months Ended June 30,
	2018	2017
Interest cost	$2,650	$2,764
Expected return on plan assets	(3,990)	(4,632)
Amortization of net loss	708	402

Net periodic benefit (credit) cost	$(632)	$(1,466)

	Other Post Retirement Plans
	Six Months Ended June 30,
	2018	2017
Service cost	$64	$67
Interest cost	336	385
Amortization of prior service cost	(344)	(670)
Amortization of net loss	—	7

Net periodic benefit cost (credit)	$56	$(211)

There were no contributions to the pension plans for the six months ended June 30, 2018 and 2017, and we do not expect to make a contribution to the pension plans during 2018.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$22,508	$22,508	$—	(a	)
Interest rate derivatives	3,948	$—	$3,948	(a	)

	$26,456	$22,508	$3,948

Financial liabilities
Foreign exchange derivatives	$649	$—	$649	(a	)

	$649	$—	$649	(a	)

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$115,464	$115,464	$—	(a	)
U.S. treasury securities	16,065	16,065	—	(a	)
U.S. agency securities	70,384	—	70,384	(a	)
Foreign exchange derivatives	351	—	351	(a	)

	$202,264	$131,529	$70,735

Financial liabilities
Interest rate derivatives	$1,159	$—	$1,159	(a	)

	$1,159	$—	$1,159

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $22.5 million and $115.5 million invested in money market funds as of June 30, 2018 and December 31, 2017, respectively, we had $8.2 million and $33.5 million of cash invested in bank accounts as of June 30, 2018 and December 31, 2017, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $16.1 million and $15.8 million at June 30, 2018 and December 31, 2017, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of June 30, 2018.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the six months ended June 30, 2018.

During the three months ended June 30, 2017 in connection with our 2017 Restructuring Plan, we recorded an impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment as the carrying amount of the asset is no longer recoverable based on projected cash flows.

There were no nonfinancial liabilities that were required to be measured at fair value on a nonrecurring basis during 2018 and 2017. The following table presents our nonfinancial assets measured at fair value on a nonrecurring basis during 2017:

	2017	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant, and equipment	$—	$—	$9,119	(c	)

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2018 and December 31, 2017. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$765,922	$714,222	$768,194	$710,579

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2018 and December 31, 2017. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2017.

We are involved in ordinary and routine litigation and matters incidental to our business, including claims alleging breach of contract and seeking royalty payments. Litigation alleging infringement of copyrights and other intellectual property rights is also common in the educational publishing industry. For example, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and made total settlement payments of $10.0 million, collectively. We received approximately $4.5 million of insurance recovery proceeds during the first quarter of 2017.

While we may incur a loss associated with certain pending or threatened litigation, we are not able to estimate such amount, if any, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $14.0 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.3 million and $2.5 million of performance-related surety bonds for our operating activities as of June 30, 2018 and December 31, 2017, respectively. An aggregate of $25.3 million of letters of credit existed as of June 30, 2018 and December 31, 2017, of which $0.1 million backed the aforementioned performance-related surety bonds as of June 30, 2018 and December 31, 2017.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. The assessment business routinely enters into contracts with customers that contain provisions requiring us to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2018 and December 31, 2017.

13.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss attributable to common stockholders	$(23,272)	$(46,867)	$(124,583)	$(167,525)

Denominator
Weighted average shares outstanding
Basic	123,423,911	122,919,853	123,323,688	122,849,127
Diluted	123,423,911	122,919,853	123,323,688	122,849,127
Net loss per share attributable to common stockholders
Basic	$(0.19)	$(0.38)	$(1.01)	$(1.36)
Diluted	$(0.19)	$(0.38)	$(1.01)	$(1.36)

As we incurred a net loss in each of the periods presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	3,430,749	3,305,258	3,430,749	3,130,273
Restricted stock units	3,227,812	1,722,833	2,581,176	1,296,699

14.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of June 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity for the six months ended June 30, 2018 and 2017.

15.	Segment Reporting

As of June 30, 2018, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, derivative instruments charges, acquisition/disposition-related activity, restructuring/integration costs, severance, separation costs and facility closures, equity compensation charges, legal settlement charges, gains or losses from divestitures, amortization and depreciation expenses, as well as interest and taxes, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation below.

	Three Months Ended June 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$339,492	$36,089	$—
Segment Adjusted EBITDA	72,804	76	(10,898)
2017
Net sales	$350,607	$42,444	$—
Segment Adjusted EBITDA	82,349	2,733	(12,131)

	Six Months Ended June 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$522,524	$72,825	$—
Segment Adjusted EBITDA	69,751	(761)	(22,340)
2017
Net sales	$535,991	$78,977	$—
Segment Adjusted EBITDA	71,549	2,310	(25,000)

The following table disaggregates our net sales by major source, which is the manner our businesses are viewed and managed:

	Three Months Ended June 30, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$152,063	$—	$152,063
Extensions businesses (2)	187,429	—	187,429
Trade print and digital products	—	36,089	36,089

Net sales	$339,492	$36,089	$375,581

	Six Months Ended June 30, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$213,297	$—	$213,297
Extensions businesses (2)	309,227	—	309,227
Trade print and digital products	—	72,825	72,825

Net sales	$522,524	$72,825	$595,349

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental and assessment products as well as professional services.

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total Segment Adjusted EBITDA	$61,982	$72,951	$46,650	$48,859
Interest expense	(11,472)	(10,547)	(22,408)	(21,000)
Interest income	117	115	623	360
Depreciation expense	(21,122)	(19,115)	(40,360)	(38,385)
Amortization expense	(42,798)	(48,753)	(86,845)	(97,804)
Non-cash charges—stock-compensation	(3,199)	(2,931)	(6,122)	(5,475)
Non-cash charges—(loss) gain on derivative instruments	(1,097)	851	(725)	896
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(1,924)	288	(2,106)	(277)
2017 Restructuring Plan	—	(33,393)	—	(37,268)
Severance, separation costs and facility closures	(2,075)	(213)	(6,018)	(1,419)
Legal settlement	—	—	—	4,500
Gain (loss) on sale of assets	500	—	(384)	—

Loss before taxes	(21,088)	(40,747)	(117,695)	(147,013)
Provision for income taxes	2,184	6,120	6,888	20,512

Net loss	$(23,272)	$(46,867)	$(124,583)	$(167,525)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities Exchange Commission (the “SEC”) on February 22, 2018. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a global learning company, specializing in education solutions across a variety of media, delivering content, services and technology to both educational institutions and consumers, and reaching over 50 million students in more than 150 countries worldwide. In the United States, we are a leading provider of K-12 educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade and reference materials, including adult and children’s fiction and non-fiction books, have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and adopted Science materials in 2017 for purchase in 2018 and is expected to adopt Math materials in 2018 for purchase in 2019. Texas school districts purchased social studies and high school math materials in 2015 and purchased materials for languages other than English and career and technical education in 2017. The next major adoption in Texas is expected to be Reading/English Language Arts materials, currently scheduled for adoption in 2018 and purchase in 2019. California adopted English Language Arts materials in 2015, with purchases beginning in 2016 and continuing through 2018, adopted history social science materials in 2017 for purchase in 2018 and continuing through 2020 and is expected to adopt Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2017 legislative session appropriated funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state (for example, our K-8 social science materials were not adopted in California in 2017).

Long-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. From 2015 to 2027, total public school enrollment, a major long-term driver of growth in the K-12 Education market, is projected to increase by 3% to 52.1 million students, according to the National Center for Education Statistics.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the six months ended June 30, 2018 was $14.3 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the six months ended June 30, 2018 was $22.4 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2018 and 2017

(dollars in thousands)	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Dollar Change	Percent Change
Net sales	$375,581	$393,051	$(17,470)	(4.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	166,012	175,693	(9,681)	(5.5)%
Publishing rights amortization	8,148	10,867	(2,719)	(25.0)%
Pre-publication amortization	27,599	29,758	(2,159)	(7.3)%

Cost of sales	201,759	216,318	(14,559)	(6.7)%
Selling and administrative	174,152	167,037	7,115	4.3%
Other intangible assets amortization	7,051	8,128	(1,077)	(13.3)%
Restructuring	—	33,393	(33,393)	NM
Severance and other charges	2,075	213	1,862	NM
Gain on sale of assets	(500)	—	(500)	NM

Operating loss	(8,956)	(32,038)	23,082	72.0%

Other income (expense):
Retirement benefits non-service income	320	872	(552)	(63.3)%
Interest expense	(11,472)	(10,547)	(925)	(8.8)%
Interest income	117	115	2	1.7%
Change in fair value of derivative instruments	(1,097)	851	(1,948)	NM

Loss before taxes	(21,088)	(40,747)	19,659	48.2%
Income tax expense	2,184	6,120	(3,936)	(64.3)%

Net loss	$(23,272)	$(46,867)	$23,595	50.3%

NM = not meaningful

Net sales for the three months ended June 30, 2018 decreased $17.5 million, or 4.4%, from $393.1 million for the same period in 2017 to $375.6 million. The net sales decrease was driven by a $11.1 million decrease in our Education segment, coupled with a $6.4 million decrease in our Trade Publishing segment. Within our Education segment, the decrease was primarily due to lower net sales from Core Solutions, which declined by $24.1 million from $176.2 million in 2017 to $152.1 million. The primary drivers of the decrease in Core Solutions sales occurred in adoption states, where customer orders are expected to occur later than in the prior year, and in open territory states, where many customers are deferring new Core Reading and Math materials purchases until the release of next generation programs beginning in 2019, partially offset by an increase in open territory sales of Core Science programs. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extensions businesses net sales for the current period increased $13.0 million from $174.4 million in 2017 to $187.4 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017. Within our Trade Publishing segment, the decrease was due to lower backlist sales in addition to a decline in ebook sales. Frontlist sales were also lower primarily due to the prior year strength of net sales of frontlist releases Papi, the latest edition to the Tolkien anthology Beren and Luthien and Whole 30 series. Partially offsetting the aforementioned was an increase in licensing income.

Operating loss for the three months ended June 30, 2018 improved by $23.1 million from a loss of $32.0 million for the same period in 2017 to a loss of $9.0 million, due primarily to the following:

•	A $33.4 million charge in 2017 associated with our 2017 Restructuring Plan, which did not occur in 2018,

•

Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $9.7 million of which $7.8 million is attributed to lower sales volume coupled with a $1.9 million favorable change in profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 44.2% from 44.7% due to a product mix carrying lower costs,

•

A $6.0 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, and

•	A $0.5 million gain on the sale of assets associated with sale of certain non-core intellectual property in the second quarter of 2018,

•

Partially offset by a $7.1 million increase in selling and administrative costs, primarily due to an increase in discretionary costs, such as travel and entertainment and professional fees, of $3.7 million in connection with the Company’s transformation initiatives, $2.6 million of higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure and higher net labor costs of $2.1 million, primarily attributed to higher employee benefit and medical expenses as well as planned merit increases partially offset by labor savings taken under the 2017 Restructuring Plan. Additionally, variable expenses such as commissions, samples, transportation and depository fees were $1.1 million higher in the current period. Offsetting the increase in selling and administrative costs was a decrease in IT expenses of $1.8 million relating to maintenance contracts, hardware and telecommunications and a decrease in office lease cost of $0.4 million due to office space reductions mostly associated with actions taken under the 2017 Restructuring Plan, and

•

A $1.9 million increase in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item.

Retirement benefits non-service income for the three months ended June 30, 2018 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the three months ended June 30, 2018 increased $0.9 million from $10.5 million for the same period in 2017 to $11.5 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended June 30, 2018 increased slightly from the same period in 2017 primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the three months ended June 30, 2018 unfavorably changed by $2.0 million from a gain of $0.9 million in the same period in 2017 to a loss of $1.1 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the three months ended June 30, 2018 decreased $3.9 million, from an expense of $6.1 million for the same period in 2017, to an expense of $2.2 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (6.3)%, which is primarily related to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (13.6)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Six Months Ended June 30, 2018 and 2017

(dollars in thousands)	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Dollar Change	Percent Change
Net sales	$595,349	$614,968	$(19,619)	(3.2)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	272,921	283,229	(10,308)	(3.6)%
Publishing rights amortization	18,238	24,265	(6,027)	(24.8)%
Pre-publication amortization	54,315	57,335	(3,020)	(5.3)%

Cost of sales	345,474	364,829	(19,355)	(5.3)%
Selling and administrative	325,006	324,261	745	0.2%
Other intangible assets amortization	14,292	16,204	(1,912)	(11.8)%
Restructuring	—	37,268	(37,268)	NM
Severance and other charges	6,018	1,419	4,599	NM
Loss on sale of assets	384	—	384	NM

Operating loss	(95,825)	(129,013)	33,188	25.7%

Other income (expense):
Retirement benefits non-service income	640	1,744	(1,104)	(63.3)%
Interest expense	(22,408)	(21,000)	(1,408)	(6.7)%
Interest income	623	360	263	73.1%
Change in fair value of derivative instruments	(725)	896	(1,621)	NM

Loss before taxes	(117,695)	(147,013)	29,318	19.9%
Income tax expense	6,888	20,512	(13,624)	(66.4)%

Net loss	$(124,583)	$(167,525)	$42,942	25.6%

NM = not meaningful

Net sales for the six months ended June 30, 2018 decreased $19.6 million, or 3.2%, from $615.0 million for the same period in 2017 to $595.3 million. The net sales decrease was driven by a $13.5 million decrease in our Education segment, coupled with a $6.1 million decrease in our Trade Publishing segment. Within our Education segment, the decrease was primarily due to lower net sales from Core Solutions, which declined by $28.3 million from $241.6 million in 2017 to $213.3 million. The primary drivers of the decrease in Core Solutions sales occurred in adoption states, where customer orders are expected to occur later than in the prior year, and in open territory states, where many customers are deferring new Core Reading and Math materials purchases until the release of next generation programs beginning in 2019, partially offset by an increase in open territory sales of Core Science programs. Also contributing to the decline in Core Solutions was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extensions businesses net sales for the current period increased $14.8 million from $294.4 million in 2017 to $309.2 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017. Within our Trade Publishing segment, the decrease was due to lower physical sales in the Young Reader’s & General Interest categories in addition to a decline in overall ebook sales. The decline in ebook sales was driven by the reduced sales of Handmaid’s Tale and 1984 which drove the majority of ebook sales last year. Partially offsetting the aforementioned was an increase in licensing income.

Operating loss for the six months ended June 30, 2018 improved by $33.2 million from a loss of $129.0 million for the same period in 2017 to a loss of $95.8 million, due primarily to the following:

•	A $37.3 million charge in 2017 associated with our 2017 Restructuring Plan, which did not occur in 2018,

•	A $11.0 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, and

•	Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $10.3 million of which $9.0 million is attributed to lower sales volume coupled with a $1.3 million favorable change in profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 45.8% from 46.1% due to a product mix carrying lower costs,

•

Partially offset by a $4.6 million increase in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item,

•

A $0.7 million increase in selling and administrative costs, primarily due to an increase in discretionary costs of $3.2 million related to travel and entertainment, promotion and advertising in connection with the Company’s transformation initiatives, an increase in professional fees of $3.6 million in 2018 which related to a $4.5 million non-recurring insurance reimbursement received in 2017, and an increase in depreciation expense of $2.4 million as a result of our increased investment in business systems, technology platforms and infrastructure. Offsetting the increase in selling and administrative costs was lower IT expenses of $4.7 million relating to maintenance contracts, hardware and telecommunications, lower incentive compensation of $2.2 million and a decrease in office lease cost of $1.0 million due to office space reductions, mostly associated with actions taken under the 2017 Restructuring Plan. Additionally, labor savings taken under the 2017 Restructuring Plan were offset by higher employee benefit and medical expenses as well as planned merit increases, and

•	A $0.4 million net loss on the sale of assets associated with the divestiture of certain non-core products and intellectual property during the six months ended June 30, 2018.

Retirement benefits non-service income for the six months ended June 30, 2018 changed unfavorably by $1.1 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the six months ended June 30, 2018 increased $1.4 million from $21.0 million for the same period in 2017 to $22.4 million, primarily due to an increase in interest on the term loan facility of $2.7 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $1.5 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the six months ended June 30, 2018 increased $0.3 million from $0.4 million for the same period in 2017 to $0.6 million, primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the six months ended June 30, 2018 unfavorably changed by $1.6 million from a gain of $0.9 million in the same period in 2017 to a loss of $0.7 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the six months ended June 30, 2018 decreased $13.6 million, from an expense of $20.5 million for the same period in 2017, to an expense of $6.9 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (6.3)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (13.6)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(23,272)	$(46,867)	$(124,583)	$(167,525)
Interest expense	11,472	10,547	22,408	21,000
Interest income	(117)	(115)	(623)	(360)
Provision for income taxes	2,184	6,120	6,888	20,512
Depreciation expense	21,122	19,115	40,360	38,385
Amortization expense	42,798	48,753	86,845	97,804
Non-cash charges—stock compensation	3,199	2,931	6,122	5,475
Non-cash charges—loss (gain) on derivative instrument	1,097	(851)	725	(896)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	1,924	(288)	2,106	277
2017 Restructuring Plan	—	33,393	—	37,268
Severance, separation costs and facility closures	2,075	213	6,018	1,419
Legal reimbursement	—	—	—	(4,500)
(Gain) loss on sale of assets	(500)	—	384	—

Adjusted EBITDA	$61,982	$72,951	$46,650	$48,859

Segment Operating Results

Results of Operations—Comparing Three Months Ended June 30, 2018 and 2017

Education

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$339,492	$350,607	$(11,115)	(3.2)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	142,929	147,814	(4,885)	(3.3)%
Publishing rights amortization	6,526	9,047	(2,521)	(27.9)%
Pre-publication amortization	27,532	29,675	(2,143)	(7.2)%

Cost of sales	176,987	186,536	(9,549)	(5.1)%
Selling and administrative	140,305	134,081	6,224	4.6%
Other intangible asset amortization	5,568	6,677	(1,109)	(16.6)%
Gain on sale of assets	(500)	—	(500)	NM

Operating income	17,132	23,313	(6,181)	(26.5)%

Net income	$17,132	$23,313	$(6,181)	(26.5)%

Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$16,546	$13,636	$2,910	21.3%
Amortization expense	39,626	45,400	(5,774)	(12.7)%
Gain on sale of assets	(500)	—	(500)	NM

Education segment Adjusted EBITDA	$72,804	$82,349	$(9,545)	(11.6)%

Education segment Adjusted EBITDA as a % of net sales	21.4%	23.5%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2018 decreased $11.1 million, or 3.2%, from $350.6 million for the same period in 2017 to $339.5 million. The net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $24.1 million from $176.2 million in 2017 to $152.1 million. The primary drivers of the decrease in Core Solutions sales occurred in adoption states, where customer orders are expected to occur later than in the prior year, and in open territory states, where many customers are deferring new Core Reading and Math materials purchases until the release of next generation programs beginning in 2019, partially offset by an increase in open territory sales of Core Science programs. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extensions businesses net sales for the current period increased $13.0 million from $174.4 million in 2017 to $187.4 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017.

Our Education segment cost of sales for the three months ended June 30, 2018 decreased $9.5 million, or 5.1%, from $186.5 million for the same period in 2017 to $177.0 million. Publishing rights and pre-publication amortization decreased by $4.7 million from the same period in 2017 primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $4.9 million from $147.8 million in 2017 to $142.9 million in 2018 attributed to lower sales volume.

Our Education segment selling and administrative expense for the three months ended June 30, 2018 increased $6.2 million, or 4.6%, from $134.1 million for the same period in 2017 to $140.3 million primarily due to an increase in discretionary costs such as travel and entertainment and professional fees in connection with the Company’s transformation initiatives, higher labor costs, primarily higher employee benefit and medical expenses as well as planned merit increases, partially offset by labor savings, and higher depreciation expense as a result of our increased investment in business systems, technology platforms and infrastructure.

Our Education segment other intangible asset amortization expense for the three months ended June 30, 2018 decreased $1.1 million, or 16.6%, from the same period in 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2018 decreased $9.5 million, or 11.6%, from $82.3 million for the same period in 2017 to $72.8 million in 2018. Our Education segment Adjusted EBITDA excludes depreciation, amortization and gain on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 21.4% and 23.5% for the three months ended June 30, 2018 and 2017, respectively.

Trade Publishing

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$36,089	$42,444	$(6,355)	(15.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	23,083	27,879	(4,796)	(17.2)%
Publishing rights amortization	1,622	1,820	(198)	(10.9)%
Pre-publication amortization	67	83	(16)	(19.3)%

Cost of sales	24,772	29,782	(5,010)	(16.8)%
Selling and administrative	13,052	11,939	1,113	9.3%
Other intangible asset amortization	1,483	1,451	32	2.2%

Operating loss	(3,218)	(728)	(2,490)	NM

Net loss	$(3,218)	$(728)	$(2,490)	NM

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$122	$108	$14	13.0%
Amortization expense	3,172	3,353	(181)	(5.4)%

Trade Publishing segment Adjusted EBITDA	$76	$2,733	$(2,657)	(97.2)%

Trade Publishing segment Adjusted EBITDA as a % of net sales	0.2%	6.4%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended June 30, 2018 decreased $6.4 million, or 15.0%, from $42.4 million for the same period in 2017 to $36.1 million. The decrease was due to lower backlist sales in addition to a decline in ebook sales. Frontlist sales were also lower primarily due to the prior year strength of net sales of frontlist releases Papi, the latest edition to the Tolkien anthology Beren and Luthien, and Whole 30 series. Partially offsetting the aforementioned was an increase in licensing income.

Our Trade Publishing segment cost of sales for the three months ended June 30, 2018 decreased $5.0 million, or 16.8%, from $29.8 million for the same period in 2017 to $24.8 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $4.8 million of which $4.2 million was due to lower sales volume. Our cost of sales, excluding publishing rights and pre-publication amortization as a percentage of net sales decreased to 64.0% from 65.7%, resulting in $0.6 million of favorable profitability due to a product mix.

Our Trade Publishing segment selling and administrative expense for the three months ended June 30, 2018 increased $1.1 million, or 9.3%, from $11.9 million for the same period in 2017 to $13.1 million. The increase was primarily due to higher discretionary spending, marketing and promotion costs, partially offset by a reduction of internal and outside labor related costs.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended June 30, 2018 increased slightly from the same period in 2017.

Our Trade Publishing segment Adjusted EBITDA for the three months ended June 30, 2018 changed unfavorably from $2.7 million for the same period in 2017 to $0.1 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 0.2% for the three months ended June 30, 2018, which was an unfavorable change from 6.4% for the same period in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended June 30,		Dollar	Percent
	2018	2017	Change	Change
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	20,795	21,017	(222)	(1.1)%
Restructuring	—	33,393	(33,393)	NM
Severance and other charges	2,075	213	1,862	NM

Operating loss	(22,870)	(54,623)	31,753	58.1%

Retirement benefits non-service income	320	872	(552)	(63.3)%
Interest expense	(11,472)	(10,547)	(925)	(8.8)%
Interest income	117	115	2	1.7%
Change in fair value of derivative instruments	(1,097)	851	(1,948)	NM

Loss before taxes	(35,002)	(63,332)	28,330	44.7%
Income tax expense	2,184	6,120	(3,936)	(64.3)%

Net loss	$(37,186)	$(69,452)	$32,266	46.5%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$11,472	$10,547	$925	8.8%
Interest income	(117)	(115)	(2)	(1.7)%
Provision for income taxes	2,184	6,120	(3,936)	(64.3)%
Depreciation expense	4,454	5,371	(917)	(17.1)%
Non-cash charges loss (gain) on derivative instruments	1,097	(851)	1,948	NM
Non-cash charges—stock compensation	3,199	2,931	268	9.1%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	1,924	(288)	2,212	NM
2017 Restructuring Plan	—	33,393	(33,393)	NM
Severance, separation costs and facility closures	2,075	213	1,862	NM

Corporate and Other segment Adjusted EBITDA	$(10,898)	$(12,131)	$1,233	10.2%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with restructuring, severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2018 slightly decreased from $21.0 million for the same period in 2017 to $20.8 million.

Our 2017 Restructuring Plan costs for the three months ended June 30, 2017 were $33.4 million, which included severance and termination benefits of $14.0 million, real estate consolidation costs of $6.8 million, implementation costs of $3.5 million and an impairment charge related to a certain long-lived asset included within property, plant and equipment of $9.1 million.

Retirement benefits non-service income for the three months ended June 30, 2018 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the three months ended June 30, 2018 increased $0.9 million from $10.5 million for the same period in 2017 to $11.5 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended June 30, 2018 increased slightly from the same period in 2017 primarily due to increases in interest rates on our investments.

Our change in fair value of derivative instruments for the three months ended June 30, 2018 unfavorably changed by $2.0 million from a gain of $0.9 million in the same period in 2017 to a loss of $1.1 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the three months ended June 30, 2018 decreased $3.9 million, from an expense of $6.1 million for the same period in 2017, to an expense of $2.2 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (6.3)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (13.6)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2018 favorably changed $1.2 million, or 10.2%, from a loss of $12.1 million for the same period in 2017 to a loss of $10.9 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, restructuring costs, integration costs, severance and facility vacant space costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Six Months Ended June 30, 2018 and 2017

Education

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$522,524	$535,991	$(13,467)	(2.5)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	224,565	230,640	(6,075)	(2.6)%
Publishing rights amortization	14,864	20,426	(5,562)	(27.2)%
Pre-publication amortization	54,179	57,182	(3,003)	(5.3)%

Cost of sales	293,608	308,248	(14,640)	(4.7)%
Selling and administrative	259,380	261,105	(1,725)	(0.7)%
Other intangible asset amortization	11,327	13,312	(1,985)	(14.9)%
Loss on sale of assets	384	—	384	NM

Operating loss	(42,175)	(46,674)	4,499	9.6%

Net loss	$(42,175)	$(46,674)	$4,499	9.6%

Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$31,172	$27,302	$3,870	14.2%
Amortization expense	80,370	90,921	(10,551)	(11.6)%
Loss on sale of assets	384	—	384	NM

Education segment Adjusted EBITDA	$69,751	$71,549	$(1,798)	(2.5)%

Education segment Adjusted EBITDA as a % of net sales	13.3%	13.3%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2018 decreased $13.5 million, or 2.5%, from $536.0 million for the same period in 2017 to $522.5 million. The net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $28.3 million from $241.6 million in 2017 to $213.3 million. The primary drivers of the decrease in Core Solutions sales occurred in adoption states, where customer orders are expected to occur later than in the prior year, and in open territory states, where many customers are deferring new Core Reading and Math materials purchases until the release of next generation programs beginning in 2019, partially offset by an increase in open territory sales of Core Science programs. Also contributing to the decline in Core Solutions was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention, supplemental and assessment products as well as professional services. Extensions businesses net sales for the current period increased $14.8 million from $294.4 million in 2017 to $309.2 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017.

Our Education segment cost of sales for the six months ended June 30, 2018 decreased $14.6 million, or 4.7%, from $308.2 million for the same period in 2017 to $293.6 million. Publishing rights and pre-publication amortization decreased by $8.6 million from the same period in 2017 primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $6.1 million from $230.6 million in 2017 to $224.6 million in 2018 attributed to lower sales volume.

Our Education segment selling and administrative expense for the six months ended June 30, 2018 decreased $1.7 million, or 0.7%, from $261.1 million for the same period in 2017 to $259.4 million. The decrease was driven by a reduction in internal and outside labor related costs, partially offset by benefit and medical expenses as well as planned merit increases, along with a decrease in technology costs due to reduced hosting and maintenance contracts in connection with the actions taken under the 2017 Restructuring Plan. Offsetting the reductions in costs was an increase in professional fees, an increase in discretionary spending such as travel and entertainment and higher depreciation as a result of our increased investment in business systems, technology platforms and infrastructure.

Our Education segment other intangible asset amortization expense for the six months ended June 30, 2018 decreased $2.0 million, or 14.9%, from the same period in 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment Adjusted EBITDA for the six months ended June 30, 2018 decreased $1.8 million, or 2.5%, from $71.5 million for the same period in 2017 to $69.8 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 13.3% for the six months ended June 30, 2018 and 2017.

Trade Publishing

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$72,825	$78,977	$(6,152)	(7.8)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	48,356	52,589	(4,233)	(8.0)%
Publishing rights amortization	3,374	3,839	(465)	(12.1)%
Pre-publication amortization	136	153	(17)	(11.1)%

Cost of sales	51,866	56,581	(4,715)	(8.3)%
Selling and administrative	25,524	24,290	1,234	5.1%
Other intangible asset amortization	2,965	2,892	73	2.5%

Operating loss	(7,530)	(4,786)	(2,744)	(57.3)%

Net loss	$(7,530)	$(4,786)	$(2,744)	(57.3)%

Adjustments from net loss to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$294	$213	$81	38.0%
Amortization expense	6,475	6,883	(408)	(5.9)%

Trade Publishing segment Adjusted EBITDA	$(761)	$2,310	$(3,071)	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	(1.0)%	2.9%

NM = not meaningful

Our Trade Publishing segment net sales for the six months ended June 30, 2018 decreased $6.2 million, or 7.8%, from $79.0 million for the same period in 2017 to $72.8 million. The decrease was due to lower physical sales in the Young Reader’s & General Interest categories in addition to a decline in overall ebook sales. The decline in ebook sales was driven by the reduced sales of Handmaid’s Tale and 1984 which drove the majority of ebook sales last year. Partially offsetting the aforementioned was an increase in licensing income.

Our Trade Publishing segment cost of sales for the six months ended June 30, 2018 decreased $4.7 million, or 8.3%, from $56.6 million for the same period in 2017 to $51.9 million. The decrease was primarily driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $4.2 million due to lower sales volume coupled with lower publishing rights amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the six months ended June 30, 2018 increased $1.2 million, or 5.1%, from $24.3 million for the same period in 2017 to $25.5 million. The increase was primarily due to higher marketing and promotion costs, partially offset by a reduction of internal and outside labor related costs.

Our Trade Publishing segment other intangible asset amortization expense for the six months ended June 30, 2018 increased slightly from the same period in 2017.

Our Trade Publishing segment Adjusted EBITDA for the six months ended June 30, 2018 changed unfavorably from $2.3 million for the same period in 2017 to a loss of $0.8 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was (1.0)% for the six months ended June 30, 2018, which was an unfavorable change from 2.9% for the same period in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	40,102	38,866	1,236	3.2%
Restructuring	—	37,268	(37,268)	NM
Severance and other charges	6,018	1,419	4,599	NM

Operating loss	(46,120)	(77,553)	31,433	40.5%

Retirement benefits non-service income	640	1,744	(1,104)	(63.3)%
Interest expense	(22,408)	(21,000)	(1,408)	6.7%
Interest income	623	360	263	73.1%
Change in fair value of derivative instruments	(725)	896	(1,621)	NM

Loss before taxes	(67,990)	(95,553)	27,563	28.8%
Income tax expense	6,888	20,512	(13,624)	(66.4)%

Net loss	$(74,878)	$(116,065)	$41,187	35.5%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$22,408	$21,000	$1,408	6.7%
Interest income	(623)	(360)	(263)	(73.1)%
Provision for income taxes	6,888	20,512	(13,624)	(66.4)%
Depreciation expense	8,894	10,870	(1,976)	(18.2)%
Non-cash charges—loss (gain) on derivative instruments	725	(896)	1,621	NM
Non-cash charges—stock compensation	6,122	5,475	647	11.8%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	2,106	277	1,829	NM
2017 Restructuring Plan	—	37,268	(37,268)	NM
Severance, separation costs and facility closures	6,018	1,419	4,599	NM
Legal reimbursement	—	(4,500)	4,500	NM

Corporate and Other segment Adjusted EBITDA	$(22,340)	$(25,000)	$2,660	10.6%

NM = not meaningful

Our selling and administrative expense for the Corporate and Other category for the six months ended June 30, 2018 increased $1.2 million, or 3.2%, from $38.9 million for the same period in 2017 to $40.1 million. The increase was primarily due to higher professional fees in 2018 related to a $4.5 million insurance reimbursement received in 2017, partially offset by $2.0 million of lower depreciation expense associated with the Company’s technology infrastructure.

Our 2017 Restructuring Plan costs for the six months ended June 30, 2017 were $37.3 million, which includes severance and termination benefits of $14.2 million, real estate consolidation costs of $6.8 million, implementation costs of $7.2 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million.

Retirement benefits non-service income for the six months ended June 30, 2018 changed unfavorably by $1.1 million due to the lowering of our expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the six months ended June 30, 2018 increased $1.4 million from $21.0 million for the same period in 2017 to $22.4 million, primarily due to an increase in interest on the term loan facility of $2.7 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $1.5 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the six months ended June 30, 2018 increased $0.3 million from $0.4 million for the same period in 2017 to $0.6 million, primarily due to increases in interest rates on our investments.

Our change in fair value of derivative instruments for the six months ended June 30, 2018 unfavorably changed by $1.6 million from a gain of $0.9 million in the same period in 2017 to a loss of $0.7 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the six months ended June 30, 2018 decreased $13.6 million, from an expense of $20.5 million for the same period in 2017, to an expense of $6.9 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (6.3)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (13.6)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2018 favorably changed $2.7 million, or 10.6%, from a loss of $25.0 million for the same period in 2017 to a loss of $22.3 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement reimbursements. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$30,709	$148,979
Short-term investments	—	86,449
Current portion of long-term debt	8,000	8,000
Revolving credit facility	50,000	—
Long-term debt, net of discount and issuance costs	757,922	760,194
Borrowing availability under revolving credit facility	163,686	135,267

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net cash used in operating activities	$(163,814)	$(140,202)
Net cash used in investing activities	(44)	(3,138)
Net cash provided by (used in) financing activities	45,588	(4,027)

Operating activities

Net cash used in operating activities was $163.8 million for the six months ended June 30, 2018, a $23.6 million increase from the $140.2 million of net cash used in operating activities for the six months ended June 30, 2017. The increase in cash used in operating activities from 2017 to 2018 was primarily driven by unfavorable net changes in operating assets and liabilities of $37.0 million primarily due to unfavorable changes in inventories of $22.3 million, unfavorable changes in accounts payable of $13.0 million, unfavorable changes in severance and other charges of $11.1 million and unfavorable changes in other assets and liabilities of $1.7 million, offset by favorable changes in deferred revenue of $11.1 million. The increase in net cash used in operating activities was also offset by more profitable operations, net of non-cash items, of $13.4 million.

Investing activities

Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2018, a decrease of $3.1 million from the $3.1 million used in investing activities for the six months ended June 30, 2017. The decrease in cash used in investing activities was primarily due to higher net proceeds from sales and maturities of short-term investments of $5.8 million compared to 2017, partially offset by an increase in capital investing expenditures related to pre-publication costs and property, plant, and equipment of $3.3 million, primarily due to the timing of spend.

Financing activities

Net cash provided by financing activities was $45.6 million for the six months ended June 30, 2018, an increase of $49.6 million from the $4.0 million of net cash used in financing activities for the six months ended June 30, 2017. The increase in cash provided by financing activities was due to amounts drawn on the revolving credit facility of $50.0 million and lower tax withholding payments related to net share settlements of restricted stock units and awards of $0.3 million, partially offset by lower proceeds from our employee stock purchase plan of $0.2 million and lower proceeds from stock option exercises of $0.5 million.

Debt

Under both our revolving credit facility and term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under the revolving credit facility and the term loan facility are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of June 30, 2018, we had approximately $776.0 million ($765.9 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of June 30, 2018, the interest rate of the term loan facility was 5.1%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of June 30, 2018, $50.0 million has been drawn on the revolving credit facility. As of June 30, 2018, we had approximately $25.3 million of outstanding letters of credit and approximately $163.7 million of borrowing availability under the revolving credit facility. As of August 2, 2018, there were no amounts drawn on the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2018, due to our level of borrowing availability.

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

General

We had $30.7 million of cash and cash equivalents at June 30, 2018. We had $149.0 million of cash and cash equivalents and $86.4 million of short-term investments at December 31, 2017.

Our business is impacted by the inherent seasonality of the academic calendar, which results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

The ability of the Company to fund planned operations is based on assumptions, which involve significant judgment and estimates of future revenues, capital spend and other operating costs. If necessary, management will take steps intended to improve the Company’s financial position and liquidity.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below, there were no material changes in the six months ended June 30, 2018 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, which generally reflects estimated future product returns, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We estimate the collectability of contracts upon execution. As products are shipped with right of return, the transaction price allocated is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer. Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components included within our contracts were not material as of June 30, 2018.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of such a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenues from static digital content commence upon delivery to the customer of the digital entitlement that is required to access and download the content and is typically recognized at a point in time. Revenues from subscription software licenses, related hosting services and product support are recognized evenly over the license term as we believe this best represents the pattern of transfer to the customer. The perpetual software licenses provide the customer with a functional license to our products and their related revenues are recognized when the customer receives entitlement to the software. For the technical services provided to customers in connection with the software license, including hosting services related to perpetual licenses, we are applying the practical expedient and are recognizing revenue in the amount we have the right to invoice as that amount corresponds directly with the value to the customer of our performance completed. As the invoices are based on each day of service, this is directly linked to the transfer of benefit to the customer.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At June 30, 2018 and January 1, 2018, we had $22.6 million and $24.0 million of deferred commissions, respectively. We had $4.3 million of amortization expense related to deferred commissions during the six months ended June 30, 2018. These costs are included in selling and administrative expenses.

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

Covenant Compliance

As of June 30, 2018, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of June 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity during the six months ended June 30, 2018.

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

As of June 30, 2018, we had $776.0 million ($765.9 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of June 30, 2018, $50.0 million has been drawn on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of June 30, 2018. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2018 and December 31, 2017. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in ordinary and routine litigation and matters incidental to our business, including claims alleging breach of contract and seeking royalty payments. Litigation alleging infringement of copyrights and other intellectual property rights is also common in the educational publishing industry. For example, there have been various settled, pending and threatened litigation that allege we exceeded the print run limitation or other restrictions in licenses granted to us to reproduce photographs in our textbooks. During 2016, we settled all such pending or actively threatened litigations alleging infringement of copyrights, and made total settlement payments of $10.0 million collectively. We received approximately $4.5 million of insurance recovery proceeds during the first quarter of 2017.

While we may incur a loss associated with certain pending or threatened litigation, we are not able to estimate such amount, if any, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the second quarter of 2018. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of our common stock. As of June 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

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

Houghton Mifflin Harcourt Company (Registrant)

August 2, 2018	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 2, 2018	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)