Form 10-Q
period 2018-09-30
Houghton Mifflin Harcourt Co
filed 2018-11-08
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.01 per share, outstanding as of November 5, 2018 was 123,561,262.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will,” “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. Forward-looking statements include all statements that are not statements of historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; our competitive strengths; the industry in which we operate; the impact of new accounting guidance and tax laws; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of dispositions, acquisitions and other investments; our share repurchase program; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low-cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; unanticipated consequences of the recently completed disposition of our Riverside clinical and standardized testing business; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$104,304	$148,979
Short-term investments	29,758	86,449
Accounts receivable, net of allowances for bad debts and book returns of $20.0 million and $23.1 million, respectively	353,075	192,569
Inventories	170,012	150,694
Prepaid expenses and other assets	25,260	29,919
Assets held for sale	125,583	126,761

Total current assets	807,992	735,371
Property, plant, and equipment, net	143,040	148,659
Pre-publication costs, net	325,539	313,997
Royalty advances to authors, net	50,342	46,469
Goodwill	713,073	713,073
Other intangible assets, net	535,824	582,538
Deferred income taxes	3,402	3,593
Deferred commissions	23,402	—
Other assets	28,938	19,891

Total assets	$2,631,552	$2,563,591

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	87,881	60,810
Royalties payable	65,727	66,798
Salaries, wages, and commissions payable	50,452	52,837
Deferred revenue	276,511	264,946
Interest payable	363	322
Severance and other charges	6,861	6,926
Accrued postretirement benefits	1,618	1,618
Other liabilities	28,011	19,657
Liabilities held for sale	22,174	24,835

Total current liabilities	547,598	506,749
Long-term debt, net of discount and issuance costs	756,785	760,194
Long-term deferred revenue	412,860	418,734
Accrued pension benefits	23,140	24,133
Accrued postretirement benefits	18,816	20,285
Deferred income taxes	24,675	22,269
Other liabilities	22,567	16,034

Total liabilities	1,806,441	1,768,398

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,138,296 and 147,911,466 shares issued at September 30, 2018 and December 31, 2017, respectively; 123,561,262 and 123,334,432 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1,481	1,479
Treasury stock, 24,577,034 shares as of September 30, 2018 and December 31, 2017, respectively, at cost (related parties of $193,493 at 2018 and 2017)	(518,030)	(518,030)
Capital in excess of par value	4,889,446	4,879,793
Accumulated deficit	(3,507,050)	(3,521,527)
Accumulated other comprehensive loss	(40,736)	(46,522)

Total stockholders’ equity	825,111	795,193

Total liabilities and stockholders’ equity	$2,631,552	$2,563,591

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2018	2017	2018	2017
Net sales	$516,255	$516,206	$1,073,379	$1,093,284
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	201,748	202,053	461,539	470,721
Publishing rights amortization	8,238	10,987	26,476	35,252
Pre-publication amortization	28,094	32,113	80,047	86,753

Cost of sales	238,080	245,153	568,062	592,726
Selling and administrative	176,202	173,690	491,052	486,876
Other intangible asset amortization	6,696	6,873	20,238	22,327
Restructuring	3,077	1,845	3,077	36,158
Severance and other charges	362	272	6,380	1,155
Loss on sale of assets	—	—	384	—

Operating income (loss)	91,838	88,373	(15,814)	(45,958)

Other income (expense)
Retirement benefits non-service income	320	871	960	2,615
Interest expense	(11,627)	(10,980)	(34,035)	(31,980)
Interest income	277	281	900	641
Change in fair value of derivative instruments	(249)	377	(974)	1,273

Income (loss) from continuing operations before taxes	80,559	78,922	(48,963)	(73,409)
Income tax (benefit) expense for continuing operations	(3,349)	(9,714)	2,104	10,482

Income (loss) from continuing operations	83,908	88,636	(51,067)	(83,891)

Income from discontinued operations, net of tax	2,441	1,870	12,833	6,872

Net income (loss)	$86,349	$90,506	$(38,234)	$(77,019)

Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.68	$0.72	$(0.41)	$(0.68)
Discontinued operations	0.02	0.02	0.10	0.05

Net income (loss)	$0.70	$0.74	$(0.31)	$(0.63)

Diluted:
Continuing operations	$0.68	$0.72	$(0.41)	$(0.68)
Discontinued operations	0.02	0.01	0.10	0.05

Net income (loss)	$0.70	$0.73	$(0.31)	$(0.63)

Weighted average shares outstanding
Basic	123,553,116	123,038,780	123,401,005	122,913,039

Diluted	123,870,380	123,243,351	123,401,005	122,913,039

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2018	2017	2018	2017
Net income (loss)	$86,349	$90,506	$(38,234)	$(77,019)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(97)	69	(13)	71
Unrealized gain on short-term investments, net of tax	(13)	(1)	5	(1)
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	686	802	5,794	1,719

Other comprehensive income, net of taxes	576	870	5,786	1,789

Comprehensive income (loss)	$86,925	$91,376	$(32,448)	$(75,230)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2018	2017
Cash flows from operating activities
Net loss	$(38,234)	$(77,019)
Adjustments to reconcile net loss to net cash provided by operating activities
Income from discontinued operations, net of tax	(12,833)	(6,872)
Loss on sale of assets	384	—
Depreciation and amortization expense	183,218	197,856
Amortization of debt discount and deferred financing costs	3,136	3,136
Deferred income taxes	2,597	8,863
Stock-based compensation expense	9,363	7,946
Restructuring charges related to property, plant, and equipment	—	9,841
Change in fair value of derivative instruments	974	(1,273)
Changes in operating assets and liabilities
Accounts receivable	(160,506)	(169,427)
Inventories	(19,317)	6,788
Other assets	(716)	397
Accounts payable and accrued expenses	15,471	29,799
Royalties payable and author advances, net	(5,165)	(8,924)
Deferred revenue	34,362	15,359
Interest payable	41	12
Severance and other charges	(481)	3,480
Accrued pension and postretirement benefits	(2,462)	(4,091)
Other liabilities	16,274	4,579

Net cash provided by operating activities – continuing operations	26,106	20,450
Net cash provided by operating activities – discontinued operations	17,361	17,801

Net cash provided by operating activities	43,467	38,251

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	86,539	80,690
Purchases of short-term investments	(29,708)	(75,932)
Additions to pre-publication costs	(92,202)	(82,465)
Additions to property, plant, and equipment	(41,488)	(38,769)
Proceeds from sale of assets	500	—

Net cash used in investing activities – continuing operations	(76,359)	(116,476)
Net cash used in investing activities – discontinued operations	(5,933)	(8,567)

Net cash used in investing activities	(82,292)	(125,043)

Cash flows from financing activities
Proceeds from revolving credit facility	50,000	—
Payments of revolving credit facility	(50,000)	—
Payments of long-term debt	(6,000)	(6,000)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,113)	(1,450)
Proceeds from stock option exercises	—	512
Issuance of common stock under employee stock purchase plan	1,263	1,608

Net cash used in financing activities – continuing operations	(5,850)	(5,330)

Net decrease in cash and cash equivalents	(44,675)	(92,122)
Cash and cash equivalents at the beginning of the period	148,979	226,102

Cash and cash equivalents at the end of the period	$104,304	$133,980

Supplemental disclosure of cash flow information
Interest paid	$30,865	$28,626
Income taxes paid	545	620
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$16,733	$17,703
Property, plant, and equipment included in accounts payable and accruals	13,943	9,913
Property, plant, and equipment acquired under capital leases	515	—

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(amounts in tables are in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH”, “Houghton Mifflin Harcourt”, “we”, “us”, “our”, or the “Company”) is a global learning company, committed to delivering integrated solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH serves more than 50 million students and 3 million educators in 150 countries, while its award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

The September 30, 2018 and December 31, 2017 consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of, and for the three and nine month periods ended September 30, 2018 and 2017.

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

Approximately 86% of our net sales for the year ended December 31, 2017 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2017, 2016 and 2015, approximately 66% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below, there were no material changes, including the adoption of the new presentation of net periodic pension cost and net periodic post-retirement benefit cost, in the three and nine months ended September 30, 2018 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements for the year ended December 31, 2017.

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

Impact of New Revenue Recognition Accounting Standard on Financial Statement Line Items

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheets, statements of operations and cash flows were as follows:

	September 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Assets
Accounts receivable, net	$353,075	$357,252	$(4,177)
Contract assets	4,177	—	4,177
Deferred commissions	23,402	—	23,402
Liabilities
Deferred revenue (current and long-term)	$689,371	$734,232	$(44,861)
Stockholders’ equity
Accumulated deficit	$(3,507,050)	$(3,575,313)	$(68,263)

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$516,255	$510,296	$5,959
Selling and administrative	176,202	177,007	(805)
Operating income	91,838	85,074	6,764
Income from continuing operations	83,908	77,144	6,764
Income from discontinued operations, net of tax	2,441	2,441	—
Net income	86,349	79,585	6,764

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$1,073,379	$1,057,189	$16,190
Selling and administrative	491,052	490,414	638
Operating loss	(15,814)	(31,366)	15,552
Loss from continuing operations	(51,067)	(66,619)	15,552
Income from discontinued operations, net of tax	12,833	12,833	—
Net loss	(38,234)	(53,786)	15,552

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

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Cash flows from operating activities
Net loss	$(38,234)	$(53,786)	$(15,552)
Adjustments to reconcile net loss to net cash used in operating activities
Other assets	(716)	(1,354)	(638)
Deferred revenue	34,362	50,552	(16,190)
Net cash provided by operating activities – continuing operations	26,106	26,106	—
Net cash provided by operating activities – discontinued operations	17,361	17,361	—
Net cash provided by operating activities	43,467	43,467	—

Revenue Recognition

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, formative assessment materials and multimedia instructional programs; license fees for book rights, content and software; and services that include professional development, consulting and training as well as access to hosted interactive content. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue recognition accounting standard, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, we assess the goods or services promised within each contract to determine those that represent performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components included within our contracts were appropriately included in interest income.

Contracts are periodically modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Generally, contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of such a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenues from static digital content commence upon delivery to the customer of the digital entitlement that is required to access and download the content and is typically recognized at a point in time. Revenues from subscription software licenses, related hosting services and product support are recognized evenly over the license term as we believe this best represents the pattern of transfer to the customer. The perpetual software licenses provide the customer with a functional license to our products and their related revenues are recognized when the customer receives entitlement to the software. For the technical services provided to customers in connection with the software license, including hosting services related to perpetual licenses, we recognize revenue upon delivery of the services. As the invoices are based on each day of service, this is directly linked to the transfer of benefit to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, formative assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including professional development, consulting and training. Software performance obligations include perpetual and subscription based or SaaS software licenses, software maintenance and support services, professional services and training when those services relate to software performance obligations.

Refer to Note 16 for disaggregated revenue disclosure.

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

Contract Assets

Contract assets include unbilled amounts where revenue is recognized over time as the services are delivered to the customer and revenue recognized exceeds the amount billed to the customer, and right of payment is not subject solely to the passage of time. Amounts may not exceed their net realizable value. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At September 30, 2018 and January 1, 2018, we had $23.4 million and $24.0 million of deferred commissions, respectively. We had $3.5 million and $7.8 million of amortization expense related to deferred commissions during the three and nine months ended September 30, 2018, respectively. These costs are included in selling and administrative expenses.

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

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position or results of operations.

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

4.	Discontinued Operations

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs are estimated to be approximately $135.0 million with a preliminary estimated post-tax book gain on sale of approximately $38.0 million. The gain will be recorded in the fourth quarter of 2018 as the transaction closed on October 1, 2018. Management expects the tax gain on the sale to be offset by current year losses. The results of the Riverside Business were previously reported in our Education segment. In connection with the sale of the Riverside Business, we entered into a Transition Services Agreement (TSA) with the purchaser whereby we will perform certain support functions for a period of up to 18 months.

Upon the signing of the asset purchase agreement on September 12, 2018, the Riverside Business qualified as a discontinued operation, goodwill originally included in the Education reportable segment was transferred to the Riverside Business. The amount of transferred goodwill was $70.0 million and was determined using the relative fair value method. The relative fair value was determined based on the purchase price of the Riverside Business compared to the Education reportable segment fair value. The Education reportable segment fair value was based primarily on the market value of the overall Company at the date that the Riverside Business qualified as a discontinued operation. The allocation also required the assessment for impairment for each of the Riverside Business and Education reportable segment’s goodwill and indefinite-lived intangible assets carrying values. No impairment was deemed to exist.

Selected financial information of the Riverside Business included in discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$18,337	$15,834	$56,562	$53,724
Costs	14,428	12,849	37,714	41,976
Amortization	1,842	2,019	4,954	5,464
Income from discontinued operations before taxes	$2,067	$966	$13,894	$6,284
Income tax (benefit) expense	(374)	(904)	1,061	(588)

Income from discontinued operations, net of tax	$2,441	$1,870	$12,833	$6,872

The assets and liabilities of the Riverside Business have been classified as assets held for sale and liabilities held for sale on our consolidated balance sheets. The major categories of assets and liabilities of the Riverside Business included in assets held for sale and liabilities held for sale are as follows:

	September 30, 2018	December 31, 2017
Accounts receivable, net	$7,944	$8,511
Inventories	4,187	3,950
Prepaid expenses and other assets	548	28
Property, plant, and equipment, net	4,491	5,247
Pre-publication costs, net	11,413	10,900
Goodwill	70,000	70,000
Other intangible assets, net	27,000	28,125

Total assets held for sale	$125,583	$126,761

Accounts payable	$1,347	$692
Royalties payable	4,533	6,194
Salaries, wages, and commissions payable	2,009	2,133
Deferred revenue	9,011	10,527
Other liabilities	5,274	5,289

Total liabilities held for sale	$22,174	$24,835

5.	Inventories

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Finished goods	$161,496	$141,925
Raw materials	8,516	8,769

Inventories	$170,012	$150,694

6.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the nine months ended September 30, 2018:

	September 30, 2018	January 1, 2018	$ Change	% Change
Contract assets	$4,177	$1,092	$3,085	NM
Contract liabilities (deferred revenue)	689,371	665,536	23,835	3.6%

NM = not meaningful

The $20.7 million increase in our net contract liabilities from January 1, 2018 to September 30, 2018 was due to a $23.8 million increase in our contract liabilities, primarily due to the non-satisfaction of performance obligations related to physical and digital products during the period.

During the three and nine months ended September 30, 2018, we recognized the following net sales as a result of changes in the contract asset and contract liabilities balances:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$68,063	$187,277

As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $735.7 million, and we will recognize approximately 79% over the next 1 to 3 years to net sales.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $23.4 million at September 30, 2018 and amortized $3.5 million and $7.8 million during the three and nine months ended September 30, 2018, respectively. The amortization is included in selling and administrative expenses.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$713,073	$—	$713,073	$713,073	$—	$713,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(25,370)	138,760	164,130	(17,226)	146,904
Publishing rights	1,180,000	(1,104,632)	75,368	1,180,000	(1,078,156)	101,844
Customer related and other	444,640	(283,944)	160,696	444,640	(271,850)	172,790

Other intangible assets, net	$1,949,770	(1,413,946)	$535,824	$1,949,770	(1,367,232)	$582,538

There were no changes in the carrying amount of goodwill related to continuing operations for the nine months ended September 30, 2018. Goodwill related to continuing operations decreased $70.0 million compared to previously reported amounts. The decrease arises from the allocation of goodwill to the Riverside Business (i.e., discontinued operations) from the Education reportable segment goodwill amount. Refer to Note 4.

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $46.7 million and $57.6 million for the nine months ended September 30, 2018 and 2017, respectively.

8.	Debt

Our debt consisted of the following:

	September 30, 2018	December 31, 2017
$800,000 term loan due May 29, 2021, interest payable quarterly (net of discount and issuance costs)	$764,785	$768,194
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$756,785	$760,194

Revolving credit facility	$—	$—

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

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of September 30, 2018, the interest rate of the term loan facility was 5.2%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of September 30, 2018. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $5.8 million and $1.7 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the nine months ended September 30, 2018 and 2017, respectively. The corresponding $4.6 million hedge asset and $1.2 million hedge liability is included within other assets and other liabilities (long-term), respectively, in our consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of September 30, 2018, no amounts are outstanding on the revolving credit facility.

As of September 30, 2018, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

9.	Restructuring, Severance and Other Charges

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

Implementation of actions under the 2017 Restructuring Plan is expected to result in total charges of approximately $42.0 million to $43.0 million, of which approximately $32.0 million to $33.0 million of these charges are estimated to result in cash outlays. We have recorded cash-related costs of $3.1 million for the three months ended September 30, 2018 related to real estate consolidation costs. We have recorded cash-related costs of $1.6 million and $28.9 million for the three and nine months ended September 30, 2017, respectively, of which a portion of these expenses totaling approximately $0.5 million and $14.7 million were related to severance and termination benefits for the three and nine months ended September 30, 2017, respectively, with the remaining amount of approximately $1.1 million and $14.2 million related to implementation of the plan and real estate consolidation costs, respectively. These costs are included in the restructuring line item within our consolidated statements of operations.

The following tables provide a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the three and nine months ended September 30, 2018 and 2017 by major type of cost:

Type of Cost	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Total Amount Incurred Inception to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$527	$16,206
Office space consolidation (2)	3,077	1,158	8,056
Implementation and impairment (3)	—	160	16,990

	$3,077	$1,845	$41,252

Type of Cost	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Total Amount Incurred Inception to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$14,689	$16,206
Office space consolidation (2)	3,077	4,979	8,056
Implementation and impairment (3)	—	16,490	16,990

	$3,077	$36,158	$41,252

(1)	All restructuring charges are included within Corporate and Other.
(2)

During 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $0.6 million and $3.4 million of accruals related to vacating certain office space in two of our locations. During 2018, we recorded accruals of $3.1 million related to vacating certain office space in two of our locations.

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

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2018
	Restructuring accruals at December 31, 2017	Charges	Cash payments	Restructuring accruals at September 30, 2018
Severance and termination benefits	$4,306	$—	$(3,603)	$703
Office space consolidation	3,663	3,077	(967)	5,773

	$7,969	$3,077	$(4,570)	$6,476

The following table provides a summary of our estimates of costs associated with the 2017 Restructuring Plan through the end of 2018 by major type of cost:

Type of Cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Severance and termination benefits	$16,206	to	$16,206
Office space consolidation	9,000	to	10,000
Implementation and impairment	16,990	to	16,990

	$42,196	to	$43,196

Severance and Other Charges

2018

Exclusive of the 2017 Restructuring Plan, during the nine months ended September 30, 2018, $2.8 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.1 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $6.4 million to reflect costs for severance, which we expect to be paid over the next twelve months.

2017

Exclusive of the 2017 Restructuring Plan, during the nine months ended September 30, 2017, $5.8 million of severance payments were made to employees whose employment ended in 2017 and prior years and $1.0 million of net payments were made for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $0.8 million to reflect costs for severance related to cost savings, which have been fully paid, along with a $0.4 million charge for office space no longer occupied.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2018
Severance costs	$341	$6,380	$(2,771)	$3,950
Other accruals	1,299	—	(85)	1,214

	$1,640	$6,380	$(2,856)	$5,164

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2017
Severance costs	$6,064	$767	$(5,771)	$1,060
Other accruals	2,122	388	(1,048)	1,462

	$8,186	$1,155	$(6,819)	$2,522

The current portion of the severance and other charges was $6.9 million (inclusive of the 2017 Restructuring Plan) as of September 30, 2018 and December 31, 2017.

10.	Income Taxes

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

During the three and nine months ended September 30, 2018, we continued to perform analysis and evaluate interpretations and other guidance regarding the 2017 Tax Act, but did not record any adjustments to the amounts recorded on a provisional basis in the year ended December 31, 2017 or deem any such amounts as complete.

For the three months ended September 30, 2018 and 2017, we recorded an income tax benefit of approximately $3.3 million and $9.7 million, respectively, and for the nine months ended September 30, 2018 and 2017, we recorded income tax expense of approximately $2.1 million and $10.5 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2018 of $8.4 million is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (4.2)% and (12.3)% for the three months ended September 30, 2018 and 2017, respectively, and (4.3)% and (14.3)% for the nine months ended September 30, 2018 and 2017, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both September 30, 2018 and December 31, 2017.

11.	Retirement and Postretirement Benefit Plans

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$1,325	$1,382	$3,975	$4,146
Expected return on plan assets	(1,994)	(2,315)	(5,987)	(6,947)
Amortization of net loss	354	201)	1,065	603

Net periodic benefit (credit) cost	$(315)	$(732)	$(947)	$(2,198)

	Other Post Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$33	$33	$96	$100
Interest cost	168	193	504	578
Amortization of prior service cost	(172)	(335)	(517)	(1,004)
Amortization of net loss	—	3	—	9

Net periodic benefit cost (credit)	$28	$(106)	$83	$(317)

There were no contributions to the pension plans for the nine months ended September 30, 2018 and 2017, and we do not expect to make a contribution to the pension plans during 2018.

12.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$93,669	$93,669	$—	(a	)
U.S. treasury securities	14,889	14,889	—	(a	)
U.S. agency securities	14,869	—	14,869	(a	)
Interest rate derivatives	4,635	—	4,635	(a	)

	$128,062	$108,558	$19,504

Financial liabilities
Foreign exchange derivatives	$580	$—	$580	(a	)

	$580	$—	$580	(a	)

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$115,464	$115,464	$—	(a	)
U.S. treasury securities	16,065	16,065	—	(a	)
U.S. agency securities	70,384	—	70,384	(a	)
Foreign exchange derivatives	351	—	351	(a	)

	$202,264	$131,529	$70,735

Financial liabilities
Interest rate derivatives	$1,159	$—	$1,159	(a	)

	$1,159	$—	$1,159

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $93.7 million and $115.5 million invested in money market funds as of September 30, 2018 and December 31, 2017, respectively, we had $10.6 million and $33.5 million of cash invested in bank accounts as of September 30, 2018 and December 31, 2017, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $16.2 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2018 and December 31, 2017, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of September 30, 2018.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the nine months ended September 30, 2018.

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

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2018 and December 31, 2017. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$764,785	$722,722	$768,194	$710,579

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2018 and December 31, 2017. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

We were contingently liable for $4.3 million and $2.5 million of performance-related surety bonds for our operating activities as of September 30, 2018 and December 31, 2017, respectively. An aggregate of $25.3 million of letters of credit existed as of September 30, 2018 and December 31, 2017, of which $0.1 million backed the aforementioned performance-related surety bonds as of September 30, 2018 and December 31, 2017.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2018 and December 31, 2017.

14.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Income (loss) from continuing operations	$83,908	$88,636	$(51,067)	$(83,891)
Income from discontinued operations, net of tax	2,441	1,870	12,833	6,872

Net income (loss) attributable to common stockholders	$86,349	$90,506	$(38,234)	$(77,019)

Denominator
Weighted average shares outstanding
Basic	123,553,116	123,038,780	123,401,005	122,913,039
Diluted	123,870,380	123,243,351	123,401,005	122,913,039
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.68	$0.72	$(0.41)	$(0.68)
Discontinued operations	0.02	0.02	0.10	0.05

Net income (loss)	$0.70	$0.74	$(0.31)	$(0.63)
Diluted:
Continuing operations	$0.68	$0.72	$(0.41)	$(0.68)
Discontinued operations	0.02	0.01	0.10	0.05

Net income (loss)	$0.70	$0.73	$(0.31)	$(0.63)

As we incurred a net loss in the nine month periods ended September 30, 2018 and 2017, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	3,501,165	3,420,427	3,416,323	3,086,772
Restricted stock units	610,790	262,158	2,747,006	1,422,036

15.	Stockholders’ Equity

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of September 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity for the nine months ended September 30, 2018 and 2017.

16.	Segment Reporting

As of September 30, 2018, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors and other businesses.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA from continuing operations. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, derivative instruments charges, acquisition/disposition-related activity, restructuring/integration costs, severance, separation costs and facility closures, equity compensation charges, legal settlement charges, gains or losses from divestitures, amortization and depreciation expenses, as well as interest and taxes, are excluded from segment Adjusted EBITDA from continuing operations. Although we exclude these amounts from segment Adjusted EBITDA from continuing operations, they are included in reported consolidated net loss and are included in the reconciliation below.

As a result of the sale of the Riverside Business, the results of the Riverside Business are no longer presented within continuing operations. Accordingly, the segment disclosures for the Education reportable segment has been recast for all periods to exclude the results of the Riverside Business. These changes had no impact on the previously reported financial results for the Trade reportable segment.

	Three Months Ended September 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$449,636	$66,619	$—
Segment Adjusted EBITDA	154,904	15,486	(10,612)
2017
Net sales	$465,017	$51,189	$—
Segment Adjusted EBITDA	168,319	6,568	(13,653)

	Nine Months Ended September 30,
(in thousands)	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$933,935	$139,444	$—
Segment Adjusted EBITDA	208,051	14,725	(32,952)
2017
Net sales	$963,118	$130,166	$—
Segment Adjusted EBITDA	225,325	8,877	(38,653)

The following table disaggregates our net sales by major source:

	Three Months Ended September 30, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$243,130	$—	$243,130
Extensions businesses (2)	206,506	—	206,506
Trade products	—	66,619	66,619

Net sales	$449,636	$66,619	$516,255

	Nine Months Ended September 30, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$456,335	$—	$456,335
Extensions businesses (2)	477,600	—	477,600
Trade products	—	139,444	139,444

Net sales	$933,935	$139,444	$1,073,379

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Total Segment Adjusted EBITDA	$159,778	$161,234	$189,824	$195,549
Interest expense	(11,627)	(10,980)	(34,035)	(31,980)
Interest income	277	281	900	641
Depreciation expense	(17,701)	(17,379)	(56,457)	(53,524)
Amortization expense	(43,028)	(49,973)	(126,761)	(144,332)
Non-cash charges – stock-compensation	(3,302)	(2,521)	(9,363)	(7,946)
Non-cash charges – (loss) gain on derivative instruments	(249)	377	(974)	1,273
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(150)	—	(2,256)	(277)
2017 Restructuring Plan	(3,077)	(1,845)	(3,077)	(36,158)
Severance, separation costs and facility closures	(362)	(272)	(6,380)	(1,155)
Legal reimbursement	—	—	—	4,500
Gain (loss) on sale of assets	—	—	(384)	—

Income (loss) before taxes	80,559	78,922	(48,963)	(73,409)
Provision (benefit) for income taxes	(3,349)	(9,714)	2,104	10,482

Income (loss) from continuing operations	$83,908	$88,636	$(51,067)	$(83,891)

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

Recent Developments

Sale of Clinical and Standardized Testing Business and Discontinued Operations

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million, subject to final working capital adjustment, and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs are estimated to be $135.0 million with a preliminary estimated gain on sale of approximately $38.0 million.

The sale of the Riverside Business is considered a Discontinued Operation and accordingly, all results of the Riverside Business have been removed from continuing operations for all periods presented, including from discussions of total net sales. On the balance sheet, all assets and liabilities transferring to the acquirer have been classified as Assets Held for Sale or Liabilities Held for Sale. The results of the Riverside Business were previously reported in our Education segment.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and Trade Publishing. Our Education segment is our largest segment and represented approximately 86% of our total net sales for the year ended December 31, 2017 and 87% of our total net sales for each of the years ended December 31, 2016 and 2015. Our Trade Publishing segment represented approximately 14% of our total net sales for the year ended December 31, 2017 and 13% of our total net sales for each of the years ended December 31, 2016 and 2015. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, reference materials, multimedia instructional programs, license fees for book rights, content, software and services, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition along with the transaction price allocation adjusted to reflect the estimated returns for the arrangement. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until control is transferred to the customer, which often extends over the life of the contract and our hosted online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model includes integrated solutions comprising of both print and digital to address the needs of the education marketplace. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

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

We also derive our Education segment net sales supplemental products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

In international markets, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily e-books, generally represents approximately 10% of our annual Trade Publishing net sales.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017, and adopted Science materials in 2017 for purchase in 2018 and adopted Math materials in 2018 for purchase in 2019. Texas school districts purchased social studies and high school math materials in 2015 and purchased materials for languages other than English and career and technical education in 2017. The next major adoption in Texas is expected to be Reading/English Language Arts materials, which was adopted in 2018 for purchase in 2019. California adopted English Language Arts materials in 2015, with purchases beginning in 2016 and continuing through 2018, adopted history social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopting Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2017 legislative session appropriated funds for purchases in 2017 and 2018. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state (for example, our K-8 social science materials were not adopted in California in 2017).

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing segment’s consumer books, which we generally expense such costs as incurred and the acquired content of our 2015 acquisition, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

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

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the nine months ended September 30, 2018 was $20.2 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the nine months ended September 30, 2018 was $34.0 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2018 and 2017

(dollars in thousands)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Dollar Change	Percent Change
Net sales	$516,255	$516,206	$49	0.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	201,748	202,053	(305)	(0.2)%
Publishing rights amortization	8,238	10,987	(2,749)	(25.0)%
Pre-publication amortization	28,094	32,113	(4,019)	(12.5)%

Cost of sales	238,080	245,153	(7,073)	(2.9)%
Selling and administrative	176,202	173,690	2,512	1.5%
Other intangible assets amortization	6,696	6,873	(177)	(2.6)%
Restructuring	3,077	1,845	1,232	66.8%
Severance and other charges	362	272	90	33.1%

Operating income	91,838	88,373	3,465	3.9%

Other income (expense):
Retirement benefits non-service income	320	871	(551)	(63.3)%
Interest expense	(11,627)	(10,980)	(647)	(5.9)%
Interest income	277	281	(4)	(1.4)%
Change in fair value of derivative instruments	(249)	377	(626)	NM

Income from continuing operations before taxes	80,559	78,922	1,637	2.1%
Income tax benefit	(3,349)	(9,714)	6,365	65.5%

Income from continuing operations	$83,908	$88,636	$(4,728)	(5.3)%

Income from discontinued operations, net tax	2,441	1,870	571	30.5%

Net income	$86,349	$90,506	$(4,157)	(4.6)%

NM = not meaningful

Net sales for the three months ended September 30, 2018 slightly increased from $516.2 million for the same period in 2017 to $516.3 million. The net sales increase was driven by a $15.5 million increase in our Trade Publishing segment offset by a $15.4 million decrease in our Education segment. Within our Trade Publishing segment, the increase was primarily due to licensing income driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. Within our Education segment, the decrease was primarily due to lower net sales from Core Solutions, which declined by $34.0 million from $277.0 million in 2017 to $243.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced next year with newer programs. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales for the current period increased $19.0 million from $188.0 million in 2017 to $207.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, and additional product launches during the quarter.

Operating income for the three months ended September 30, 2018 increased slightly from the same period in 2017, due primarily to the following:

•

A $6.9 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization along with a decline in pre-publication amortization attributed to the timing of product releases, and

•

Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $0.3 million which is attributed to a slight favorable change in profitability due to our product mix of net sales,

•

Partially offset by a $2.5 million increase in selling and administrative costs, primarily due to variable expenses such as commissions attributable to the Heinemann billings, and depository fees driven by geographic sales mix, which were $2.2 million higher in the current period. Additionally, there were higher net labor costs of $2.0 million, primarily attributed to higher employee benefit and medical expenses as well as planned merit increases partially offset by labor savings taken under the 2017 Restructuring Plan. Offsetting the increase in selling and administrative costs was a decrease in IT expenses of $1.4 million relating to maintenance contracts, hardware and telecommunications and

•	A $1.2 million increase in our 2017 Restructuring Plan associated with real estate reserve costs.

Retirement benefits non-service income for the three months ended September 30, 2018 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the three months ended September 30, 2018 increased $0.6 million from $11.0 million for the same period in 2017 to $11.6 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.1 million in the current period, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended September 30, 2018 decreased slightly from the same period in 2017 primarily due to lower short-term investments.

Change in fair value of derivative instruments for the three months ended September 30, 2018 unfavorably changed by $0.6 million from a gain of $0.4 million in the same period in 2017 to a loss of $0.2 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax benefit for the three months ended September 30, 2018 decreased $6.4 million, from a benefit of $9.7 million for the same period in 2017, to a benefit of $3.3 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.8)%, which is primarily related to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (14.3)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Nine Months Ended September 30, 2018 and 2017

(dollars in thousands)	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017	Dollar Change	Percent Change
Net sales	$1,073,379	$1,093,284	$(19,905)	(1.8)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	461,539	470,721	(9,182)	(2.0)%
Publishing rights amortization	26,476	35,252	(8,776)	(24.9)%
Pre-publication amortization	80,047	86,753	(6,706)	(7.7)%

Cost of sales	568,062	592,726	(24,664)	(4.2)%
Selling and administrative	491,052	486,876	4,176	0.9%
Other intangible assets amortization	20,238	22,327	(2,089)	(9.4)%
Restructuring	3,077	36,158	(33,081)	(91.5)%
Severance and other charges	6,380	1,155	5,225	NM
Loss on sale of assets	384	—	384	NM

Operating loss	(15,814)	(45,958)	30,144	65.6%

Other income (expense):
Retirement benefits non-service income	960	2,615	(1,655)	(63.3)%
Interest expense	(34,035)	(31,980)	(2,055)	(6.4)%
Interest income	900	641	259	40.4%
Change in fair value of derivative instruments	(974)	1,273	(2,247)	NM

Loss from continuing operations before taxes	(48,963)	(73,409)	24,446	33.3%
Income tax expense	2,104	10,482	(8,378)	(80.0)%

Net loss from continuing operations	$(51,067)	$(83,891)	$32,824	39.1%

Income from discontinued operations, net tax	12,833	6,872	5,961	86.7%

Net loss	$(38,234)	$(77,019)	$38,785	50.4%

NM = not meaningful

Net sales for the nine months ended September 30, 2018 decreased $19.9 million, or 1.8%, from $1,093.3 million for the same period in 2017 to $1,073.4 million. The net sales decrease was driven by a $29.2 million decrease in our Education segment, partially offset by a $9.3 million increase in our Trade Publishing segment. Within our Education segment the net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $63.0 million from $519.0 million in 2017 to $456.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced next year with newer programs. Net sales within our science discipline, which is a new program, increased year over year offsetting some of the older program declines. Also contributing to the decline in Core Solutions sales was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales for the current period increased $34.0 million from $444.0 million in 2017 to $478.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017 and additional product launches during the third quarter of 2018. Within our Trade Publishing segment, the increase was primarily due to licensing income driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. The increase was partially offset by a decrease in ebook sales.

Operating loss for the nine months ended September 30, 2018 improved by $30.1 million from a loss of $46.0 million for the same period in 2017 to a loss of $15.8 million, due primarily to the following:

•	A $33.1 million lower charge in 2017 associated with our 2017 Restructuring Plan, which was substantially completed prior to 2018,

•

A $17.6 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization along with a decline in pre-publication amortization attributed to the timing of product releases,

•	Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $9.2 million of which $8.6 million is attributed to lower sales volume,

•	Lower net sales of $19.9 million,

•

A $5.2 million increase in severance and other charges as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item,

•

A $4.2 million increase in selling and administrative costs, due to higher depreciation expense of $3.3 million as a result of our increased investment in business systems and infrastructure; an increase in professional fees of $2.6 million in 2018 which related to a $4.5 million non-recurring insurance reimbursement received in 2017; an increase in discretionary costs of $2.3 million related to travel and entertainment, promotion and an increase in commissions and depository fees of $2.8 million. Offsetting the increase in selling and administrative costs was lower IT expenses of $4.1 million relating to maintenance contracts, hardware and telecommunications. Further, there were lower net labor costs and other fixed costs due to actions taken under the 2017 Restructuring Plan partially offset by higher employee benefit and medical expenses as well as planned merit increases, and

•	A $0.4 million net loss on the sale of assets associated with the divestiture of certain non-core products and intellectual property during the nine months ended September 30, 2018.

Retirement benefits non-service income for the nine months ended September 30, 2018 changed unfavorably by $1.7 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the nine months ended September 30, 2018 increased $2.0 million from $32.0 million for the same period in 2017 to $34.0 million, primarily due to an increase in interest on the term loan facility of $4.2 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $2.4 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the nine months ended September 30, 2018 increased $0.3 million from $0.6 million for the same period in 2017 to $0.9 million, primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the nine months ended September 30, 2018 unfavorably changed by $2.2 million from a gain of $1.3 million in the same period in 2017 to a loss of $1.0 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the nine months ended September 30, 2018 decreased $8.4 million, from an expense of $10.5 million for the same period in 2017, to an expense of $2.1 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.8)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (14.3)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA From Continuing Operations

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA from continuing operations, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$83,908	$88,636	$(51,067)	$(83,891)
Interest expense	11,627	10,980	34,035	31,980
Interest income	(277)	(281)	(900)	(641)
Provision (benefit) for income taxes	(3,349)	(9,714)	2,104	10,482
Depreciation expense	17,701	17,379	56,457	53,524
Amortization expense	43,028	49,973	126,761	144,332
Non-cash charges – stock compensation	3,302	2,521	9,363	7,946
Non-cash charges – loss (gain) on derivative instrument	249	(377)	974	(1,273)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	150	—	2,256	277
2017 Restructuring Plan	3,077	1,845	3,077	36,158
Severance, separation costs and facility closures	362	272	6,380	1,155
Legal reimbursement	—	—	—	(4,500)
(Gain) loss on sale of assets	—	—	384	—

Adjusted EBITDA from continuing operations	$159,778	$161,234	$189,824	$195,549

Segment Operating Results

Results of Operations—Comparing Three Months Ended September 30, 2018 and 2017

Education

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$449,636	$465,017	$(15,381)	(3.3)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	163,991	171,967	(7,976)	(4.6)%
Publishing rights amortization	6,598	9,148	(2,550)	(27.9)%
Pre-publication amortization	28,008	32,013	(4,005)	(12.5)%

Cost of sales	198,597	213,128	(14,531)	(6.8)%
Selling and administrative	143,203	136,361	6,842	5.0%
Other intangible asset amortization	5,214	5,423	(209)	(3.9)%

Operating income from continuing operations	102,622	110,105	(7,483)	(6.8)%

Net income from continuing operations	$102,622	$110,105	$(7,483)	(6.8)%

Adjustments from net income from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$12,462	$11,631	$831	7.1%
Amortization expense	39,820	46,583	(6,763)	(14.5)%

Education segment Adjusted EBITDA	$154,902	$168,319	$(13,417)	(8.0)%

Education segment Adjusted EBITDA as a % of net sales	34.5%	36.2%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2018 decreased $15.4 million, or 3.3%, from $465.0 million for the same period in 2017 to $449.6 million. The decrease was primarily due to lower net sales from Core Solutions, which declined by $34.0 million from $277.0 million in 2017 to $243.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced next year with newer programs. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales for the current period increased $19.0 million from $188.0 million in 2017 to $207.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017 and additional product launches during the quarter.

Our Education segment cost of sales for the three months ended September 30, 2018 decreased $14.5 million, or 6.8%, from $213.1 million for the same period in 2017 to $198.6 million. Publishing rights and pre-publication amortization decreased by $6.6 million from the same period in 2017 primarily due a decline in pre-publication amortization attributed to the timing of product releases along with our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $8.0 million from $172.0 million in 2017 to $164.0 million in 2018 primarily due to lower sales volume and, to a lesser extent, to favorability in profitability due to product mix of net sales.

Our Education segment selling and administrative expense for the three months ended September 30, 2018 increased $6.8 million, or 5.0%, from $136.4 million for the same period in 2017 to $143.2 million primarily due to variable expenses such as commissions and depository fees along with an increase in promotion and advertising and labor costs.

Our Education segment other intangible asset amortization expense for the three months ended September 30, 2018 decreased $0.2 million, or 3.9%, from the same period in 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2018 decreased $13.4 million, or 8.0%, from $168.3 million for the same period in 2017 to $154.9 million in 2018. Our Education segment Adjusted EBITDA excludes depreciation and amortization. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 34.5% and 36.2% for the three months ended September 30, 2018 and 2017, respectively.

Trade Publishing

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$66,619	$51,189	$15,430	30.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	37,757	30,086	7,671	25.5%
Publishing rights amortization	1,640	1,839	(199)	(10.9)%
Pre-publication amortization	86	100	(14)	(14.0)%

Cost of sales	39,483	32,025	7,458	23.3%
Selling and administrative	13,524	14,636	(1,112)	(7.6)%
Other intangible asset amortization	1,482	1,450	32	2.2%

Operating income	12,130	3,078	9,052	NM

Net income	$12,130	$3,078	$9,052	NM

Adjustments from net income to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$148	$100	$48	48.0%
Amortization expense	3,208	3,390	(182)	(5.4)%

Trade Publishing segment Adjusted EBITDA	$15,486	$6,568	$8,918	NM

Trade Publishing segment Adjusted EBITDA as a % of net sales	23.2%	12.8%

NM = not meaningful

Our Trade Publishing segment net sales for the three months ended September 30, 2018 increased $15.4 million, or 30.1%, from $51.2 million for the same period in 2017 to $66.6 million. The increase was primarily due to licensing income driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. Further, the quarter benefited from frontlist sales of the latest edition to the Tolkien anthology Fall of Gandolin and Instant Pot Miracle along with net sales of the backlist title Beautiful Boy, which benefited from the release of the movie. Partially offsetting the aforementioned was a decrease in ebook sales.

Our Trade Publishing segment cost of sales for the three months ended September 30, 2018 increased $7.5 million, or 23.4%, from $32.0 million for the same period in 2017 to $39.5 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $7.7 million of which $9.1 million was due to higher sales volume. Our cost of sales, excluding publishing rights and pre-publication amortization as a percentage of net sales decreased to 56.7% from 58.8%, resulting in $1.4 million of favorable profitability due to product mix.

Our Trade Publishing segment selling and administrative expense for the three months ended September 30, 2018 decreased $1.1 million, or 7.6%, from $14.6 million for the same period in 2017 to $13.5 million. The decrease was primarily due to a reduction of labor related costs and lower marketing and promotion costs.

Our Trade Publishing segment other intangible asset amortization expense for the three months ended September 30, 2018 increased slightly from the same period in 2017.

Our Trade Publishing segment Adjusted EBITDA for the three months ended September 30, 2018 changed favorably from $6.6 million for the same period in 2017 to $15.5 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 23.2% for the three months ended September 30, 2018, which was an favorable change from 12.8% for the same period in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Three Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	19,475	22,693	(3,218)	(14.2)%
Restructuring	3,077	1,845	1,232	66.8%
Severance and other charges	362	272	90	33.1%

Operating loss	(22,914)	(24,810)	1,896	7.6%

Retirement benefits non-service income	320	871	(551)	(63.3)%
Interest expense	(11,627)	(10,980)	(647)	(5.9)%
Interest income	277	281	(4)	(1.4)%
Change in fair value of derivative instruments	(249)	377	(626)	NM

Net loss before taxes	(34,193)	(34,261)	68	(0.2)%
Income tax expense	(3,349)	(9,714)	6,365	(65.5)%

Net loss	$(30,844)	$(24,547)	$(6,297)	(25.7)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$11,627	$10,980	$647	5.9%
Interest income	(277)	(281)	4	1.4%
Provision for income taxes	(3,349)	(9,714)	6,365	65.5%
Depreciation expense	5,091	5,648	(557)	(9.9)%
Non-cash charges loss (gain) on derivative instruments	249	(377)	626	NM
Non-cash charges – stock compensation	3,302	2,521	781	31.0%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	150	—	150	NM
2017 Restructuring Plan	3,077	1,845	1,232	66.8%
Severance, separation costs and facility closures	362	272	90	33.1%

Corporate and Other segment Adjusted EBITDA	$(10,612)	$(13,653)	$3,041	22.3%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with restructuring, severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2018 decreased from $22.7 million for the same period in 2017 to $19.5 million due to lower labor costs, partially offset by higher employee benefit and medical expenses as well as planned merit increases, and lower technology costs, professional fees and depreciation.

Our 2017 Restructuring Plan costs for the three months ended September 30, 2017 were $1.8 million, which included real estate consolidation costs of $1.0 million, severance and termination benefits of $0.6 million, and implementation costs of $0.2 million and our costs for the three months ended September 30, 2018 were real estate consolidation costs of $3.1 million.

Retirement benefits non-service income for the three months ended September 30, 2018 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the three months ended September 30, 2018 increased $0.6 million from $11.0 million for the same period in 2017 to $11.6 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.1 million in the current period, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended September 30, 2018 decreased slightly from the same period in 2017 primarily due to lower short-term investments.

Our change in fair value of derivative instruments for the three months ended September 30, 2018 unfavorably changed by $0.6 million from a gain of $0.4 million in the same period in 2017 to a loss of $0.2 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the three months ended September 30, 2018 decreased $6.4 million, from a benefit of $9.7 million for the same period in 2017, to a benefit of $3.3 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.8)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (14.3)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2018 favorably changed $3.0 million, or 22.3%, from a loss of $13.7 million for the same period in 2017 to a loss of $10.6 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, restructuring costs, integration costs, severance and facility vacant space costs, adjustments due to discontinued operations. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations—Comparing Nine Months Ended September 30, 2018 and 2017

Education

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$933,935	$963,118	$(29,183)	(3.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	375,426	388,046	(12,620)	(3.3)%
Publishing rights amortization	21,462	29,574	(8,112)	(27.4)%
Pre-publication amortization	79,825	86,500	(6,675)	(7.7)%

Cost of sales	476,713	504,120	(27,407)	(5.4)%
Selling and administrative	392,487	386,440	6,047	1.6%
Other intangible asset amortization	15,791	17,880	(2,089)	(11.7)%
Loss on sale of assets	384	—	384	NM

Operating income from continuing operations	48,560	54,678	(6,118)	(11.2)%

Net income from continuing operations	$48,560	$54,678	$(6,118)	(11.2)%

Adjustments from net income from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$42,029	$36,693	$5,336	14.5%
Amortization expense	117,078	133,954	(16,876)	(12.6)%
Loss on sale of assets	384	—	384	NM

Education segment Adjusted EBITDA	$208,051	$225,325	$(17,274)	(7.7)%

Education segment Adjusted EBITDA as a % of net sales	22.3%	23.4%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2018 decreased $29.2 million, or 3.0%, from $963.1 million for the same period in 2017 to $933.9 million. The net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $63.0 million from $519.0 million in 2017 to $456.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced next year with newer programs. Core Solutions science discipline net sales increased year over year to partially offset the net sales decline of the disciplines with older programs. Net sales within our science discipline, which is a new program, increased year over year offsetting some of the older program declines. Also contributing to the decline in Education Segment sales was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales for the current period increased $34.0 million from $444.0 million in 2017 to $478.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017 and additional product launches during the third quarter of 2018.

Our Education segment cost of sales for the nine months ended September 30, 2018 decreased $27.4 million, or 5.4%, from $504.1 million for the same period in 2017 to $476.7 million. Publishing rights and pre-publication amortization decreased by $14.8 million from the same period in 2017 primarily due to our use of accelerated amortization methods for publishing rights amortization along with a decline in pre-publication amortization attributed to the timing of product releases. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $12.6 million from $388.0 million in 2017 to $375.4 million in 2018 primarily due to lower sales volume.

Our Education segment selling and administrative expense for the nine months ended September 30, 2018 increased $6.0 million, or 1.6%, from $386.4 million for the same period in 2017 to $392.5 million. The increase was driven by higher depreciation as a result of our increased investment in business systems and infrastructure. Additionally, there was an increase in professional fees, an increase in variable expenses such as commissions and depository fees and an increase in discretionary spending such as travel and entertainment. Partially offsetting the increases in costs was a reduction in labor related costs, partially offset by benefit and medical expenses as well as planned merit increases, along with a decrease in technology costs due to reduced hosting and maintenance contracts in connection with the actions taken under the 2017 Restructuring Plan.

Our Education segment other intangible asset amortization expense for the nine months ended September 30, 2018 decreased $2.1 million, or 11.7%, from the same period in 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2018 decreased $17.3 million, or 7.7%, from $225.3 million for the same period in 2017 to $208.1 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 22.3% and 23.4% for the nine months ended September 30, 2018 and 2017, respectively.

Trade Publishing

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$139,444	$130,166	$9,278	7.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	86,113	82,675	3,438	4.2%
Publishing rights amortization	5,014	5,678	(664)	(11.7)%
Pre-publication amortization	222	253	(31)	(12.3)%

Cost of sales	91,349	88,606	2,743	3.1%
Selling and administrative	39,048	38,926	122	0.3%
Other intangible asset amortization	4,447	4,447	—	NM %

Operating income (loss)	4,600	(1,813)	6,413	NM

Net income (loss)	$4,600	$(1,813)	$6,413	NM

Adjustments from net income (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$442	$312	$130	41.7%
Amortization expense	9,683	10,378	(695)	(6.7)%

Trade Publishing segment Adjusted EBITDA	$14,725	$8,877	$5,848	65.9%

Trade Publishing segment Adjusted EBITDA as a % of net sales	10.6%	6.8%

NM = not meaningful

Our Trade Publishing segment net sales for the nine months ended September 30, 2018 increased $9.3 million, or 7.1%, from $130.2 million for the same period in 2017 to $139.4 million. The increase was primarily due to licensing income driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. Further, the quarter benefited from frontlist sales of the latest edition to the Tolkien anthology Fall of Gandolin, Instant Pot Miracle and the Whole 30 series. Additionally, there were strong net sales of the backlist title Beautiful Boy which benefited from the release of the movie. Partially offsetting the aforementioned was a decrease in ebook sales.

Our Trade Publishing segment cost of sales for the nine months ended September 30, 2018 increased $2.7 million, or 3.1%, from $88.6 million for the same period in 2017 to $91.3 million. The increase was primarily driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $3.4 million primarily due to higher sales volume coupled with lower publishing rights amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the nine months ended September 30, 2018 increased slightly from the same period in 2017.

Our Trade Publishing segment other intangible asset amortization expense for the nine months ended September 30, 2018 remained the same as in 2017.

Our Trade Publishing segment Adjusted EBITDA for the nine months ended September 30, 2018, changed favorably from $8.9 million for the same period in 2017 to $14.7 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 10.6% for the nine months ended September 30, 2018, which was an favorable change from 6.8% for the same period in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2018	2017
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	59,517	61,510	(1,993)	(3.2)%
Restructuring	3,077	36,158	(33,081)	(91.5)%
Severance and other charges	6,380	1,155	5,225	NM

Operating loss	(68,974)	(98,823)	29,849	30.2%

Retirement benefits non-service income	960	2,615	(1,655)	(63.3)%
Interest expense	(34,035)	(31,980)	(2,055)	(6.4)%
Interest income	900	641	259	40.4%
Change in fair value of derivative instruments	(974)	1,273	(2,247)	NM

Net loss from continuing operations before taxes	(102,123)	(126,274)	24,151	19.1%
Income tax expense	2,104	10,482	(8,378)	(79.9)%

Net loss from continuing operations	(104,227)	(136,756)	32,529	23.8%

Adjustments from net loss from continuing operations to Corporate and Other segment Adjusted EBITDA
Interest expense	$34,035	$31,980	$2,055	6.4%
Interest income	(900)	(641)	(259)	(40.4)%
Provision for income taxes	2,104	10,482	(8,378)	(79.9)%
Depreciation expense	13,986	16,519	(2,533)	(15.3)%
Non-cash charges – loss (gain) on derivative instruments	974	(1,273)	2,247	NM
Non-cash charges – stock compensation	9,363	7,946	1,417	17.8%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	2,256	277	1,979	NM
2017 Restructuring Plan	3,077	36,158	(33,081)	91.5%
Severance, separation costs and facility closures	6,380	1,155	5,225	NM
Legal reimbursement	—	(4,500)	4,500	NM

Corporate and Other segment Adjusted EBITDA	$(32,952)	$(38,653)	$5,701	14.8%

NM = not meaningful

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2018 decreased $2.0 million, or 3.2%, from $61.5 million for the same period in 2017 to $59.5 million. The decrease was primarily due to $2.5 million of lower depreciation expense associated with the Company’s technology infrastructure and lower labor costs, rent and technology cost, all attributed to the 2017 Restructuring actions partially offset by higher professional fees.

Our 2017 Restructuring Plan costs for the nine months ended September 30, 2017 were $36.2 million, which includes severance and termination benefits of $14.7 million, real estate consolidation costs of $5.1 million, implementation costs of $7.3 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million. Our costs for the nine months ended September 30, 2018 were real estate consolidation costs of $3.1 million.

Retirement benefits non-service income for the nine months ended September 30, 2018 changed unfavorably by $1.7 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the nine months ended September 30, 2018 increased $2.1 million from $32.0 million for the same period in 2017 to $34.0 million, primarily due to an increase in interest on the term loan facility of $4.4 million due to an increase in variable interest rates and an increase in interest on the revolving credit facility of $0.2 million in the current period, offset by a reduction of $2.4 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the nine months ended September 30, 2018 increased $0.3 million from $0.6 million for the same period in 2017 to $0.9 million, primarily due to increases in interest rates on our investments.

Our change in fair value of derivative instruments for the nine months ended September 30, 2018 unfavorably changed by $2.2 million from a gain of $1.3 million in the same period in 2017 to a loss of $1.0 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income tax expense for the nine months ended September 30, 2018 decreased $8.4 million, from an expense of $10.5 million for the same period in 2017, to an expense of $2.1 million in 2018. For 2018, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.8)%, which is primarily related to the 2017 Tax Act resulting in a lower annual effective tax rate and our ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in our assessment of realization of deferred tax assets. For 2017, our effective annual tax rate was estimated to be (14.3)% primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2018 favorably changed $5.7 million, or 14.8%, from a loss of $38.7 million for the same period in 2017 to a loss of $33.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement reimbursements. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Approximately 86% of our net sales for the year ended December 31, 2017 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Liquidity and Capital Resources

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$104,304	$148,979
Short-term investments	29,758	86,449
Current portion of long-term debt	8,000	8,000
Revolving credit facility	—	—
Long-term debt, net of discount and issuance costs	756,785	760,194
Borrowing availability under revolving credit facility	224,730	135,267

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net cash provided by operating activities	$43,467	$38,251
Net cash used in investing activities	(82,292)	(125,043)
Net cash used in financing activities	(5,850)	(5,330)

Operating activities

Net cash provided by operating activities was $43.5 million for the nine months ended September 30, 2018, a $5.2 million increase from the $38.3 million of net cash provided by operating activities for the nine months ended September 30, 2017. Net cash provided by operating activities included $17.4 million and $17.8 million of cash flow from discontinued operations in 2018 and 2017, respectively. Net cash provided by operating activities from continuing operations was $26.1 million in 2018 compared to $20.5 million in 2017. The $5.6 million increase in cash provided by operating activities from continuing operations was primarily driven by more profitable operations, net of non-cash items, of $6.1 million. Additionally, there were unfavorable changes in net operating assets and liabilities of $0.5 million primarily due to unfavorable changes in inventories of $26.1 million, unfavorable changes in accounts payable of $14.3 million, and unfavorable changes in severance and other charges of $4.0 million offset by favorable changes in deferred revenue of $19.0 million, in accounts receivable of $8.9 million and in net other assets and liabilities of $16.0 million.

Investing activities

Net cash used in investing activities was $82.3 million for the nine months ended September 30, 2018, a decrease of $42.8 million from the $125.0 million used in investing activities for the nine months ended September 30, 2017. Net cash used in investing activities included $5.9 million and $8.6 million of expenditures from discontinued operations in 2018 and 2017, respectively. Net cash used in investing activities from continuing operations was $76.4 million in 2018 compared to $116.5 million in 2017. The decrease in cash used in investing activities from continuing operations of $40.1 million was primarily due to higher net proceeds from sales and maturities of short-term investments of $52.1 million compared to 2017, partially offset by an increase in capital investing expenditures related to pre-publication costs and property, plant, and equipment of $12.5 million, primarily due to the timing of spend.

Financing activities

Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2018, an increase of $0.5 million from the $5.3 million of net cash used in financing activities for the nine months ended September 30, 2017. The increase in cash used in financing activities was due to lower proceeds from our employee stock purchase plan of $0.3 million and lower proceeds from stock option exercises of $0.5 million, partially offset by lower tax withholding payments related to net share settlements of restricted stock units and awards of $0.3 million.

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

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of September 30, 2018, we had approximately $774.0 million ($764.8 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of September 30, 2018, the interest rate of the term loan facility was 5.2%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of September 30, 2018, no loans are currently drawn on the revolving credit facility. As of September 30, 2018, we had approximately $25.3 million of outstanding letters of credit and approximately $224.7 million of borrowing availability under the revolving credit facility. As of November 8, 2018, there were no amounts drawn on the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2018, due to our level of borrowing availability.

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

General

We had $104.3 million of cash and cash equivalents and $29.8 million of short-term investments at September 30, 2018. We had $149.0 million of cash and cash equivalents and $86.4 million of short-term investments at December 31, 2017.

Our business is impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

The ability of the Company to fund planned operations is based on assumptions, which involve significant judgment and estimates of future revenues, capital spend and other operating costs. If necessary, management will take steps intended to improve the Company’s financial position and liquidity.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new revenue recognition accounting standard discussed below, there were no material changes in the nine months ended September 30, 2018 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue recognition accounting standard, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components included within our contracts were appropriately included in interest income.

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

Physical product revenue is generally recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenues from static digital content commence upon delivery to the customer of the digital entitlement that is required to access and download the content and is typically recognized at a point in time. Revenues from subscription software licenses, related hosting services and product support are recognized evenly over the license term as we believe this best represents the pattern of transfer to the customer. The perpetual software licenses provide the customer with a functional license to our products and their related revenues are recognized when the customer receives entitlement to the software. For the technical services provided to customers in connection with the software license, including hosting services related to perpetual licenses, we recognize revenue upon delivery of the services. As the invoices are based on each day of service, this is directly linked to the transfer of benefit to the customer.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, formative assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including professional development, consulting and training. Software performance obligations include perpetual and subscription based or SaaS software licenses, software maintenance and support services, professional services and training when those services relate to software performance obligations.

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

Contract Assets

Contract assets include unbilled amounts where revenue is recognized over time as the services are delivered to the customer based on the extent of progress towards completion and revenue recognized exceeds the amount billed to the customer, and right of payment is not subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At September 30, 2018 and January 1, 2018, we had $23.4 million and $24.0 million of deferred commissions, respectively. We had $7.8 million of amortization expense related to deferred commissions during the nine months ended September 30, 2018. These costs are included in selling and administrative expenses.

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

Covenant Compliance

As of September 30, 2018, we were in compliance with all of our debt covenants.

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

Stock Repurchase Program

Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock. As of September 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes. There was no share repurchase activity during the nine months ended September 30, 2018.

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

As of September 30, 2018, we had $774.0 million ($764.8 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of September 30, 2018, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of September 30, 2018. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2018 and December 31, 2017. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities in the third quarter of 2018. Our Board of Directors has authorized the repurchase of up to $1.0 billion in aggregate value of our common stock. As of September 30, 2018, there was approximately $482.0 million available for share repurchases under this authorization. The aggregate share repurchase program may be executed through December 31, 2018. Repurchases under the program may be made from time to time in the open market (including under a trading plan) or in privately negotiated transactions. The extent and timing of any such repurchases would generally be at our discretion and subject to market conditions, applicable legal requirements and other considerations. Any repurchased shares may be used for general corporate purposes.

Item 6. Exhibits

Exhibit No.	Description

2.1a†	Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of September 12, 2018 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 12, 2018).

2.1b†	Amendment No. 1 to Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of October 1, 2018 (incorporated by reference from Exhibit 2.1b to the Company’s Current Report on Form 8-K filed on October 5, 2018).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

†

Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementary copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

November 8, 2018	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 8, 2018	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)