Form 10-K
period 2018-12-31
Houghton Mifflin Harcourt Co
filed 2019-02-28
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018, was approximately $787.5 million.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 1, 2019 was 123,665,925.

Documents incorporated by reference and made a part of this Form 10-K:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

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

Our Company

Houghton Mifflin Harcourt Company is a global learning company committed to delivering integrated solutions that engage learners, empower educators and improve student outcomes. We serve over 50 million students and three million teachers in more than 150 countries worldwide.

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

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”).

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

The U.S. Education market comprises approximately 13,600 K-12 public school districts, 132,900 public and private schools, 3.7 million teachers and 56.6 million total student enrollment across public, private and charter schools. From Fall 2016 to Fall 2026, total elementary and secondary school enrollment, a major long-term driver of growth in the K-12 Education market, is projected to increase by 2% to 56.8 million students, according to the National Center for Education Statistics.

The primary sources of funding for public schools in the U.S. are state and local tax collections, with Federal funding accounting for approximately 9% of public education spending nationally. Consequently, general or localized economic conditions as well as legislative and political decisions which affect the ability of state and school districts to raise revenue through tax collections can have a significant impact on spending and growth in the K-12 Education market. Public K-12 education has been, and remains, a high priority for political leaders, accounting for more than one-fifth of all state and local government spending.

Education policy and curriculum choices have traditionally been local prerogatives in the U.S., but Federal law and policy also play an important role. The Elementary and Secondary Education Act, reauthorized in 2015 by the Every Student Succeeds Act (“ESSA”), requires that states, as a condition to receiving Federal education funds, adopt challenging academic content standards, administer annual student tests aligned to those standards, develop systems of accountability tied to specific goals for student achievement, and take measures to identify and support low performing schools. ESSA gives states more flexibility than they had under prior law, but still requires standards-based, largely assessment-driven accountability with a focus on the achievement of students in all demographic subgroups.

One important change brought about by ESSA is that states are now permitted to use growth in student achievement as measured by statewide assessments, in addition to grade-level proficiency, as an academic indicator for purposes of accountability. Instructional solutions that incorporate interim assessments and data analytics to help monitor student performance in real time can be especially useful in states that incorporate student growth as a significant element of their accountability systems. Other changes brought about by ESSA include a greater emphasis on English language learners, with progress towards English proficiency now a required element of state accountability plans, a requirement that products and solutions paid for with Federal education funds have evidence of effectiveness, and new requirements and expectations for Federally funded educator professional learning programs. The new law also gives states and school districts greater flexibility in how they spend Federal dollars and how they demonstrate that Federal funds are used to supplement and not supplant state and local spending.

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

Academic content standards, which are grade-level expectations for student learning, are established at the state level. States generally review and revise standards in each of the various subject areas every six to eight years, and the revision or adoption of new standards typically gives rise to the need for new instructional materials and services aligned to the new or revised standards. A large percentage of states have adopted the Common Core State Standards (“CCSS”) in English language arts and mathematics or standards largely based on the Common Core, and, as of December 2018, nineteen states had adopted Next Generation Science Standards (“NGSS”). Both the CCSS and NGSS are products of state-led collaborations. The adoption of these standards has led to greater uniformity among states, but has not completely eliminated differences or the need for customized state-specific instructional materials.

Market Segments

Core Curriculum

In the U.S., K-12 core curriculum programs provides educational content and assessments to over 56.6 million students across approximately 132,900 public and private elementary and secondary schools. Core programs cover curriculum standards in a particular subject and include a comprehensive offering of teacher and student materials necessary to conduct the class throughout the year. Products and services include students’ print and digital offerings and a variety of supporting materials such as teacher’s editions, formative assessments, supplemental materials, whole group instruction materials, practice aids, educational games and services.

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

The following map illustrates the current adoption and open territory states:

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

The student population in adoption states represented approximately 48% of the U.S. public school elementary and secondary school-age population. A number of adoption states, and a few open territory states, provide categorical state funding for instructional materials; that is, funds that cannot be used for any purpose other than to purchase instructional content or, in some cases, technology equipment used to deliver instruction. In some states, categorical instructional materials funds can be used only for the purchase of materials on the state-approved list. In states that do not provide categorical state instructional materials funding, districts pay for materials primarily out of general purpose state formula aid and/or local funds.

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

Intervention

Intervention solutions are generally purchased by individual schools or districts. Demand for intervention materials is significant and growing in the United States. In the latest NAEP (National Assessment of Educational Progress) assessments conducted in 2017, more than 60 percent of public school students performed below proficiency in both literacy and mathematics. These students are strong candidates for intervention programs that are focused on improving outcomes and ensuring students perform at grade level. As demand for digital content and personalized learning solutions is growing, traditional distinctions between core, supplemental and intervention materials and assessments are blurring.

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

Professional learning is directly addressed in ESSA. ESSA restructured Title II, the section of the law addressing teacher quality, and eliminated federal “highly qualified teacher” requirements. ESSA prohibits U.S. Department of Education mandates and incentives to evaluate teachers based on student test scores, which in recent years have channeled resources and attention to the development of educator evaluation systems, measurement tools, and related training. Title II now focuses instead on the role of the profession in improving student achievement, including new requirements to ensure professional development is not only sustained (“no one-day workshops”), but also “job-embedded,” “data-driven,” and “personalized.” It is expected that school districts will need to focus their applications for teacher training to ensure teacher alignment with high quality standards, as well as priorities for funds to low-performing schools where comprehensive support and improvement plans are in place. There are also significant funding opportunities for professional learning as part of state programs, especially in states where they have consolidated program funding and want solutions that are “evidence-based.”

The professional learning services segment, which is relatively fragmented in the United States, is expected to grow as the transition to digital learning in classrooms increases the need for technology training and implementation support for educators. We believe that the use of interim data, differentiation, teacher content knowledge (in mathematics) and the use of technology in the classroom are the areas in which teachers and leaders are most seeking support. Also, demand for teacher training and professional development opportunities tied to the implementation of new or revised standards at the state level is expected to continue. In addition, the need for new teacher development over the next several years is expected to grow as we continue to see the “greening” of the teaching force, with approximately 360,000 new teachers hired every year and approximately 33% of teachers leaving within their first five years in the profession.

Trade Publishing

The Trade Publishing market includes children’s, fiction, nonfiction, culinary and reference titles. While digital formats have gained some traction in this market, print remains the primary format in which trade books are produced and distributed. In recent years, ebook sales in the industry have declined while the market overall grew.

Our Products and Services

HMH is organized along two reporting segments: Education and Trade Publishing. Our primary segment measures are net sales and Adjusted EBITDA. The Education segment is our largest business, representing approximately 85%, 86% and 87% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively.

Education

Our Education segment provides integrated solutions that engage learners, empower educators and improve student outcomes. The principal customers for our Education products are K-12 school districts, which purchase core curriculum, supplemental and intervention solutions and professional learning services.

The Education segment net sales and Adjusted EBITDA were $1,122.7 million and $210.6 million, $1,146.5 million and $223.9 million, and $1,126.4 million and $194.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our Education offerings consist of the following:

•

Core Solutions: Our core curriculum offerings include education programs in disciplines including reading, math, social studies and science that serve as primary sources of classroom instruction. HMH’s core programs are created to provide educators with the resources needed to align with state standards and support students in their mastery of the subject matter, resulting in positive outcomes and competency. HMH’s market-leading programs within this space include Journeys for reading, Collections for literature, Go Math! for math, and Science Dimensions and Science Fusion for Science. Several new core programs are planned for 2019: Into Reading, Into Literature, and Into Math.

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

•

Heinemann: Heinemann provides professional resources and educational services for teachers, kindergarten through college. Heinemann is the leading professional publisher for educators, and features well-known and respected authors such as Irene Fountas, Gay Su Pinnell, Lucy Calkins, and Jennifer Serravallo, who support the practice of teachers through books, videos, workshops, online courses, and most recently through explicit teaching materials.

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

Our Trade Publishing segment offers an extensive library of general interest, young readers and reference works that include well-known characters and brands. Our award-winning general interest titles include literary fiction, culinary, and non-fiction in hardcover, ebook and paperback formats, including the Mariner Books paperback line. Among the general interest properties are the popular J.R.R. Tolkien titles, the prolific The Best American Series and major cookbook brands such as Betty Crocker and Better Homes and Gardens in addition to recent best sellers including the How to Cook Everything series and Whole30. In young readers publishing, our list addresses a broad age group and includes recognized characters and titles such as Curious George and Martha Speaks, Five Little Monkeys, Gossie & Friends, Polar Express, Little Blue Truck, and many more. We also publish novels for young adults, a growing genre, including titles from Lois Lowry, author of The Giver, and Kwame Alexander. Most recently, our Trade Publishing business launched the series Carmen Sandiego on Netflix as part of our strategy to expand our content across media platforms.

For the years ended December 31, 2018, 2017 and 2016, Trade Publishing net sales and Adjusted EBITDA were approximately $199.7 million and $21.9 million, $180.6 million and $12.1 million, and $165.6 million and $6.3 million, respectively.

Seasonality

Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over our latest three completed fiscal years, approximately 67% of consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

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

Printing and binding; raw materials

We outsource the printing and binding of our products, with approximately 49% of our printing requirements handled by one major supplier. We have procurement agreements that provide volume and scheduling flexibility and price predictability. We have a longstanding relationship with these parties. Approximately 14% of our printed materials (consisting primarily of teacher’s editions and other ancillary components) are printed outside of the United States and approximately 86% of our printed materials (including most student editions) are printed within the United States. Paper is one of our principal raw materials. We purchase our paper primarily through one paper merchant and also directly through suppliers for limited product types. We maintain various agreements that protect against supply availability and unbound price increases. We manage our paper supply concentration by having primary and secondary sources and staying ahead of dramatic market changes.

Distribution

We operate three distribution facilities from which we coordinate our own distribution process: one each in Indianapolis, Indiana; Geneva, Illinois; and Troy, Missouri. We also utilize select suppliers to assist us with coordinating the distribution process for a limited number of product types. Additionally, some adoption states require us to use in-state textbook depositories for educational materials sold in that particular state. We utilize various delivery firms, such as United Parcel Service Inc., FedEx Freight, etc., to facilitate the principally ground transportation of products.

Employees

As of December 31, 2018, we had approximately 3,600 employees, none of which were covered by collective bargaining agreements. These employees are substantially located in the United States with 197 employees located outside of the United States. We believe that relations with employees are generally good.

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

Some states, including a majority of adoption states, provide dedicated state funding for the purchase of instructional content and/or classroom technology, and expenditures for instructional materials in those states tend to be highly dependent on appropriation of those funds. If dedicated funding is not appropriated, or if the amount is substantially less than anticipated or legislative action is taken to lift restrictions on the use of those funds, then purchases of instructional materials may be significantly reduced and our net sales may be adversely impacted.

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

Federal and state legislative and policy changes can also affect our business. For example, changes to federal education law in the Every Student Succeeds Act (“ESSA”) give states greater latitude in how they approach assessment and accountability, support and improvement of low performing schools, as well as accounting for the expenditure of federal program funds. The changes in ESSA also provided for new requirements regarding evidence of effectiveness of educational products and services purchased with federal funds. The changes in ESSA and state legislation and administrative policy decisions on matters such as assessment and accountability, curriculum and intervention with respect thereto could affect demand for our products.

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

In any state adoption, there is the inherent risk that one or more of our programs will not be approved by a particular state board of education or other adopting authority. While school districts in most adoption states are not precluded from purchasing materials that have not been approved by the state, in many cases, exclusion of a program on the state-adopted list can materially and adversely impact our ability to compete effectively at the school district level. Moreover, even if our program is approved by the state, we face significant competition and there is no guarantee that school districts will select our program or that we will be able to capture a meaningful share of the sales in such state.

State adoptions can be delayed, postponed or cancelled—sometimes with little or no warning and after we have made significant investments in anticipation of the adoption—due to various reasons, such as funding shortfalls, delays in development and approval of state academic standards and specifications, competing priorities or school readiness. In addition, individual school districts may decline to purchase new programs in accordance with the state’s adoption schedule. A substantial delay, postponement or cancellation of a larger adoption opportunity can adversely affect the amount and timing of our net sales return on investment for the affected product, our business and our results of operations.

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

We operate in highly competitive markets. The risks of competition are intensified in the current environment where investment in new technology is ongoing and there are rapid changes in the products and services our customers are seeking and our competitors are offering, as well as new technologies, sales and distribution channels. In addition to national curriculum publishers, we compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions in the K-12 market. There are multiple competitors in the Trade Publishing segment and supplemental market offering content that school districts increasingly are using as part of their core classroom instructional materials. Our larger competitors in the educational market include Pearson Education, Inc., McGraw Hill Education, Cengage Learning, Inc., Scholastic Corporation, Curriculum Associates, LLC, Benchmark Education, LLC, Accelerate Learning, Inc., and Amplify Education, Inc. Some of these established competitors may have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services than we can. Also competing in our market as a substitute are open educational resources. In addition, the market shift toward digital education solutions has induced both established technology companies and new start-up companies to enter certain segments of our market. These new competitors have the possible advantage of not needing to transition from a print business to a digital business. In addition, many established technology companies have substantial resources that they could devote to developing or acquiring digital educational products and/or content and, distributing their own and/or aggregated educational content to the K-12 market, which could negatively affect our business, financial condition and results of operations. There is also a risk of further disintermediation, which is the occurrence of state, district and other customers contracting directly with technology companies, enabling technology companies to develop direct relationships with our customers, and accordingly, have significant influence over access to and, pricing and distribution of digital and print education materials. We may not be able to adapt as needed to remain competitive in the market given the foregoing factors.

The availability of free and low-cost open education resources could adversely affect our net sales and exert downward pressure on prices for our education products.

In the K-12 market, we face growing competition from free, openly licensed content, often referred to as open education resources (“OER”). Free or low-cost OER content is typically delivered via the internet, and in some cases print versions and related services are available for purchase. A number of states support the use of OER by providing curated resources and others, including New York, Louisiana, Michigan and Texas, are funding development of OER or have done so in the past. Twenty states have signed on to the U.S Department of Education’s GoOpen campaign, which seeks to support users of OER and promote coordination and sharing of OER among states. In addition, in recent years there have been initiatives by not-for-profit organizations such as the Gates Foundation and the Hewlett Foundation to develop educational content that can be “open sourced” and made available to educational institutions for free or nominal costs. The increased availability of free and low-cost OER could negatively affect our customers’ perception of the value of our content, reduce demand for our educational products, and/or exert downward pressure on prices for our products, and adversely impact our net sales.

Our operating results fluctuate on a seasonal and quarterly basis and our business has historically been dependent on our results of operations for the third quarter.

Our business is seasonal. Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Purchases of K-12 products are typically made in the second and third quarters of the calendar year in preparation for the beginning of the school year. We typically realize a significant portion of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. We typically incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We cannot be sure that our second and third quarter net sales will continue to be sufficient to fund our business and meet our obligations or that they will be higher than our net sales for our other quarters or in the prior-year periods. In the event that we do not derive sufficient net sales for the second and third quarter, we may have a liquidity shortfall and be unable to fund our business and/or meet our debt service requirements and other obligations.

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

For the years ended December 31, 2018, 2017 and 2016, we generated operating losses of $90.5 million, $135.1 million and $322.7 million, respectively, and net losses of $94.2 million, $103.2 million and $284.6 million, respectively. If we continue to suffer operating and net losses, our liquidity may suffer and we may not be able to fund our business and/or meet our debt service requirements and other obligations. Furthermore, the market price of our common stock may decline significantly.

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

Across our businesses we hold large volumes of personal data, including that of employees, customers and students. We are subject to a wide array of different privacy laws, rules, regulations and standards in the U.S. as well as in foreign jurisdictions where we conduct business, including but not limited to (i) the Children’s Online Privacy Protection Act and state student data privacy laws in connection with personally identifiable information of students, (ii) the Payment Card Industry Data Security Standards in connection with collection of credit card information from customers, and (iii) various EU data protection and privacy laws, including a comprehensive General Data Privacy Regulation that became effective in May 2018.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers.

Continued privacy concerns may result in new or amended laws and regulations. Our brands and customer relationships are important assets. Future laws and regulations with respect to the collection, compilation, use, and publication of information and consumer privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, reputational damage to our brands and customer relationships, potential cancellation of existing business and diminished ability to compete for future business. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

We are subject to risks based on Information Technology systems. A major breach in security or information technology system failure could interrupt the availability of our internet-based products and services, result in corruption and/or loss of data, cause liability or reputational damage to our brands and business and/or result in financial loss.

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

Efforts to prevent cyber-attacks and hackers from entering our systems are expensive to implement and may limit the functionality of our systems. Individuals try to gain unauthorized access to our systems and data for malicious purposes, and our security measures may fail to prevent such unauthorized access. Cyber-attacks and/or intentional hacking of our systems could adversely affect the performance or availability of our products, result in loss of customer data, adversely affect our ability to conduct business, or result in theft of our funds or proprietary information, the occurrence of which could result in liability, reputational damage, loss of revenue and/or financial loss.

We are dependent on a small number of third parties to print and bind our products and to supply paper, a principal material for our products. If we were to lose our relationship with our key print vendor and/or paper merchant, our business and results of operations may be materially and adversely affected.

We outsource the printing and binding of our products and currently rely on one key third-party print vendor that handles approximately 49% of our printing requirements, and we expect a small number of print vendors will continue to account for a substantial portion of our printing requirements for the foreseeable future. The loss of, or a significant adverse change in our relationship with our key print vendor could have a material adverse effect on our business and cost of sales.

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

We may not be able to identify and complete any future acquisitions or achieve the expected benefits from any future acquisitions, which could materially and adversely affect our business, financial condition and results of operations and/or our growth.

We have at times used acquisitions as a means of expanding our business and technologies, and expect that we will continue to do so in the future as part of our capital allocation strategy. We may be unable to identify suitable acquisition opportunities and, even if we were able to do so, we may not be able to finance or complete any such future acquisition on terms satisfactory to us. Further, we may not be able to successfully integrate acquisitions into our existing business, achieve anticipated operating advantages and/or realize anticipated cost savings or other synergies. The acquisition and integration of businesses involve a number of risks, including: use of available cash, issuance of equity or debt securities, incurrence of new indebtedness or borrowings under our revolving credit facility to consummate the acquisition and/or integrate the acquired business; diversion of management’s attention from operations of our existing businesses and those of the acquired business to the integration; integration of complex systems, technologies and networks into our existing systems; difficulties in the assimilation and retention of employees; unexpected costs, delays or other risks related to transition support services provided under any transition services agreement that may be executed as part of the acquisition. These transactions may create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. The demands on our management related to the increase in our size after an acquisition also may have potential adverse effects on our operating results.

If we are unable to finance or complete any future acquisition on terms satisfactory to us (or at all) and/or we are unable to successfully integrate any acquisitions into our existing business, achieve anticipated operating advantages and/or realize anticipated cost savings or other synergies from any such acquired business, it could materially and adversely affect our business, financial condition and results of operations.

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

In the ordinary course of business, we issue performance-related surety bonds and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of instructional materials and assessment programs. The surety bonds are partially backstopped by letters of credit. As of December 31, 2018, our contingent liability for all letters of credit was approximately $24.3 million, of which $0.1 million were issued to backstop $4.4 million of surety bonds. The letters of credit reduce the borrowing availability on our revolving credit facility, which could affect liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, our ability to meet our obligations in the future.

Our substantial level of indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2018, we had approximately $772.0 million ($763.6 million, net of discount and issuance costs) outstanding under our term loan facility and no amounts outstanding under our revolving credit facility. Our substantial outstanding indebtedness could have important consequences, including the following:

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

•

we may be vulnerable to interest rate increases, as certain of our borrowings bear interest at variable rates. A 1% increase or decrease in the interest rate will change our interest expense by approximately $7.7 million on an annual basis for our term loan facility and $2.5 million on an annual basis for our revolving credit facility, assuming it is fully drawn.

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

We expect to refinance our debt.

As of December 31, 2018, we had approximately $772.0 million ($763.6 million, net of discount and issuance costs) outstanding under our term loan facility which matures on May 29, 2021. We expect to refinance all or a portion of our outstanding debt prior to maturity. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, changes by any rating agency to our outlook or credit rating could negatively affect our debt and increase the interest amounts we pay on future debt. These risks could adversely affect our financial condition and results of operations.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our term loan facility and revolving credit facility have certain restrictions on our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

We may record future goodwill or additional indefinite-lived intangibles impairment charges related to our reporting units, which could have a material adverse impact on our results of operations.

We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment of goodwill and indefinite-lived intangible assets, we make assumptions regarding estimated net sales projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the business or small changes in other key assumptions may result in future impairment charges, which could have a material adverse impact on our results of operations.

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

Our customers typically pay for purchased products up-front; however, we recognize a significant portion of our time-based digital sales over their respective terms, as required by Generally Accepted Accounting Principles in the United States. As a result, an increase in the portion of our sales coming from digital sales may impact the comparison of our revenue results for a period with the same prior-year or consecutive period. Further, sales of consumable print core programs typically result in net sales being recognized over longer periods similar to time-based digital products. As more product offerings move to a consumable print format, more revenue will be deferred and recognized over a longer period of time.

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

Although we are committed to conducting business in a legal and ethical manner in compliance with local and international statutory requirements and standards applicable to our business, there is a risk that our management, employees or representatives may take actions that violate applicable laws and regulations prohibiting the making of improper payments for the purposes of obtaining or keeping business, including laws such as the U.S. Foreign Corrupt Practices Act or the UK Bribery Act. Responding to investigations is costly and requires a significant amount of management’s time and attention. In addition, investigations may adversely impact our reputation, or lead to litigation and financial impacts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 125 High Street, Boston, Massachusetts 02110. The following table describes the approximate building areas in square feet, principal uses and the years of expiration on leased premises of our significant operating properties as of December 31, 2018. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration year	Approximate area	Principal use of space	Segment used by
Owned Premises:
Indianapolis, Indiana	Owned	491,779	Warehouse	All segments
Troy, Missouri	Owned	575,000	Office and warehouse	Education

Leased Premises:
Orlando, Florida (a)	2029	250,842	Office	Education
Evanston, Illinois	2027	111,398	Office	Education
Geneva, Illinois	2022	485,989	Office and warehouse	Education
Boston, Massachusetts (Corporate office)	2033	194,946	Office	All segments
Portsmouth, New Hampshire	2019	25,145	Office	Education
New York, New York	2025	31,815	Office	Education
New York, New York	2027	101,841	Office	All segments
Austin, Texas	2028	87,570	Office	Education
Dublin, Ireland	2025	28,994	Office	Education
Orlando, Florida	2021	25,400	Warehouse	Corporate Records Center
St Charles, Illinois	2024	26,029	Office	Education

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Market information. Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HMHC”.

Holders. As of February 1, 2019, there were approximately 5 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

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

Performance Graph. The graph below matches the cumulative return of holders of the Company’s common stock with the cumulative returns of the Dow Jones Publishing index, the S&P 500 index, the Nasdaq Composite index, the Russell 2000 index, and a Peer Group index of certain public companies in the educational space, comprised of Pearson PLC, Scholastic Corporation, K-12 Inc., and John Wiley & Sons, Inc. The Russell 2000 index was included as the Company was added to that index during 2014. The graph assumes that the value of the investment in the Company’s common stock, in each index (including reinvestment of dividends) was $100 on November 14, 2013 and tracks it through February 1, 2019. All prices reflect closing prices on the last day of trading at the end of each period. Notwithstanding any general incorporation by reference of this Annual Report into any other document, the information contained in the graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except: (i) as expressly required by applicable law or regulation; or (ii) to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent sales of unregistered securities. There have been no sales of unregistered securities by the Company in the three year period ended December 31, 2018.

Issuer Purchases of Equity Securities

There were no purchases of equity securities in the fourth quarter of 2018 and for the year ended December 31, 2018. Our Board of Directors previously authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock through December 31, 2018. As of December 31, 2018, when this repurchase authorization expired, there was approximately $482.0 million remaining under this authorization.

Item 6. Selected Financial Data

The following table summarizes the consolidated historical financial data of Houghton Mifflin Harcourt Company. We derived the consolidated historical financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 from our audited consolidated financial statements included in this Annual Report. We derived the consolidated historical financial statement data as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 from our consolidated financial statements for such years, which are not included in this Annual Report. The sale of the Riverside Business is considered a Discontinued Operation and accordingly, all results of the Riverside Business have been removed from continuing operations for all periods presented. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data set forth in the following table should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2018 (4) (6) (7)	2017 (4) (6)	2016 (4) (6)	2015 (4) (6)	2014 (6)
Operating Data:
Net sales	$1,322,417	$1,327,029	$1,291,978	$1,319,416	$1,279,210
Cost and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	581,467	588,518	578,317	582,411	544,511
Publishing rights amortization	34,713	46,238	61,351	81,007	105,624
Pre-publication amortization	109,257	119,908	121,866	112,892	120,767

Cost of sales	725,437	754,664	761,534	776,310	770,902
Selling and administrative	649,295	636,326	681,170	655,887	585,989
Other intangible asset amortization	26,933	29,248	26,375	22,038	12,170
Impairment charge for pre-publication costs, intangible assets, investment in preferred stock, and fixed assets (1)	—	3,980	130,205	—	1,679
Restructuring (2)	4,657	37,775	—	—	—
Severance and other charges (3)	6,821	177	15,371	4,146	6,679
Gain on sale of assets	(201)	—	—	—	—

Operating loss	(90,525)	(135,141)	(322,677)	(138,965)	(98,209)

Other income (expense)
Retirement benefits non-service income	1,280	3,486	4,253	2,787	2,649
Interest expense	(45,680)	(42,805)	(39,181)	(32,254)	(18,495)
Interest income	2,550	1,338	518	209	250
Loss on extinguishment of debt	—	—	—	(3,051)	—
Change in fair value of derivative instruments	(1,374)	1,366	(614)	(2,362)	(1,593)
Income from transition services agreement	1,889	—	—	—	—

Loss from continuing operations before taxes	(131,860)	(171,756)	(357,701)	(173,636)	(115,398)
Income tax expense (benefit) for continuing operations	5,597	(51,419)	(51,556)	(20,411)	4,823

Loss from continuing operations	(137,457)	(120,337)	(306,145)	(153,225)	(120,221)

Earnings from discontinued operations, net of tax	12,833	17,150	21,587	19,356	8,730
Gain on sale of discontinued operations, net of tax	30,469	—	—	—	—

Income from discontinued operations, net of tax	43,302	17,150	21,587	19,356	8,730

Net loss	$(94,155)	$(103,187)	$(284,558)	$(133,869)	$(111,491)

Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.11)	$(0.98)	$(2.50)	$(1.12)	$(0.85)
Discontinued operations	0.35	0.14	0.18	0.14	0.06

Net loss	$(0.76)	$(0.84)	$(2.32)	$(0.98)	$(0.79)

Weighted average shares outstanding Basic and diluted	123,444,943	122,949,064	122,418,474	136,760,107	140,594,689

	Years Ended December 31,
	2018 (4) (6) (7)	2017 (4) (6)	2016 (4) (6)	2015 (4) (6)	2014 (6)
Balance Sheet Data (as of period end):
Cash, cash equivalents and short-term investments	$303,198	$235,428	$306,943	$432,403	$743,345
Working capital	218,586	126,567	209,982	384,912	750,779
Total assets (5)	2,495,124	2,439,830	2,604,307	2,976,759	2,834,779
Debt (short-term and long-term) (5)	763,649	768,194	772,738	777,283	235,265
Stockholders’ equity	768,470	795,193	880,040	1,198,321	1,759,680
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	104,084	104,748	111,785	311,906	467,500
Investing activities	427	(193,895)	(106,117)	(667,739)	(346,684)
Financing activities	(4,124)	(7,330)	(37,960)	106,104	19,529
Other Data:
Capital expenditures:
Pre-publication capital expenditures	123,403	131,282	118,603	100,465	111,633
Property, plant, and equipment capital expenditures	53,741	55,092	103,152	77,183	59,177
Depreciation and intangible asset amortization	142,819	146,535	162,193	168,787	184,283

(1)	Primarily represents tradenames and to a lesser extent software and program development costs, along with a preferred stock investment.
(2)	Represents cash and noncash charges incurred as a result of our 2017 Restructuring Plan.
(3)	Represents severance and real estate charges not part of our 2017 Restructuring Plan.
(4)	Includes the results of our acquisition of the EdTech business from May 29, 2015 through December 31, 2018.
(5)

2014 through 2015 include the retrospective adoption of new guidance for the recognition and measurement of debt issuance costs effective for annual reporting periods beginning after December 15, 2015.

(6)

The sale of the Riverside Business, which was effective October 1, 2018, is considered a Discontinued Operation and accordingly, all results of the Riverside Business have been removed from continuing operations for all periods presented.

(7)	The 2018 amounts have been impacted by the January 1, 2018 adoption of the new revenue standard. Please refer to the Note 2 included in Item 8. for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Actual results and the timing of events may differ materially from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. See “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a global learning company, committed to delivering integrated solutions that engage learners, empower educators and improve student outcomes. We serve over 50 million students and three million teachers in more than 150 countries worldwide. In the United States, we are a leading provider of K-12 educational content by market share. We believe our long-standing reputation and trusted brand enable us to capitalize on consumer and digital trends in the education market through our existing and developing channels. Furthermore, our trade and reference materials, including adult and children’s fiction and non-fiction books, have won industry awards such as the Pulitzer Prize, Newbery and Caldecott medals and National Book Award.

Recent Developments

Sale of Clinical and Standardized Testing Business and Discontinued Operations

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million, subject to final working capital adjustment, and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax book gain on sale of approximately $30.5 million.

The sale of the Riverside Business is considered a Discontinued Operation due to its relative size and strategic rationale, and accordingly, all results of the Riverside Business have been removed from continuing operations for all periods presented, including from discussions of total net sales and other results of operations. On the balance sheet, all assets and liabilities transferring to the acquirer have been classified as Assets of discontinued operations or Liabilities of discontinued operations. The results of the Riverside Business were previously reported in our Education segment.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and Trade Publishing. Our Education segment is our largest segment and represented approximately 85%, 86% and 87% of our total net sales for the years ended December 31, 2018, 2017 and 2016. Our Trade Publishing segment represented approximately 15%, 14% and 13% of our total net sales for the years ended December 31, 2018, 2017 and 2016. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, trade books, multimedia instructional programs, license fees for book rights, content, software and services, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our billings for products and services, less revenue that will be deferred until future recognition along with the transaction price allocation adjusted to reflect the estimated returns for the arrangement. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until control is transferred to the customer, which often extends over the life of the contract, and our hosted online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model includes integrated solutions comprised of both print and digital offerings/products to address the needs of the education marketplace. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Core curriculum programs, which typically represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in these programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, supplemental materials, whole group instruction materials, practice aids, educational games and professional services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Currently, nineteen states, known as adoption states, review and approve new programs usually every six to eight years on a state-wide basis. School districts in those states typically select and purchase materials from the state-approved list. The remaining states are known as open states or open territories. In those states, materials are not reviewed at the state level, and each individual school or school district is free to procure materials at any time, although most follow a five-to-ten year replacement cycle. The student population in adoption states represents approximately 48% of the U.S. elementary and secondary school-age population. Some adoption states provide “categorical funding” for instructional materials, which means that those state funds cannot be used for any other purpose. Our core curriculum programs, primarily in adoption states, typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business by developing new programs that meet our customers’ evolving needs. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for core curriculum programs.

We also derive our Education segment net sales from supplemental products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

In international markets, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Our Trade Publishing segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily ebooks generally represents approximately 8%-10% of our annual Trade Publishing net sales.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted social studies materials in 2016, for purchase in 2017 and adopted Science materials in 2017 for purchase in 2018.Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019. California adopted history social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2018 legislative session appropriated funds for purchases in 2018 and 2019. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state (for example, our K-8 social science materials were not adopted in California in 2017).

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

As the K-12 educational market purchases more digital solutions, we believe our ability to offer embedded assessments, adaptive learning, real-time interaction and student specific personalized learning and educational content in a platform- and device-agnostic manner will provide new opportunities for growth.

Our Trade Publishing segment is heavily influenced by the U.S. and broader global economy, consumer confidence and consumer spending. As the economy continues to recover, both consumer confidence and consumer spending have increased.

While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily ebooks, has developed over the past several years, as the industry evolved to embrace new technologies for developing, producing, marketing and distributing trade works. We continue to focus on the development of innovative new digital products which capitalize on our strong content, our digital expertise and the consumer demand for these products.

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing segment’s consumer books, which we generally expense such costs as incurred, and the acquired content of our 2015 acquisition, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative costs are variable costs such as commission expense, outbound transportation costs (approximately $33.8 million for the year ended December 31, 2018) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the year ended December 31, 2018 was $26.9 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the year ended December 31, 2018 was $45.7 million.

Results of Operations

Consolidated Operating Results for the Years Ended December 31, 2018 and 2017

(dollars in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Dollar change	Percent Change
Net sales	$1,322,417	$1,327,029	$(4,612)	(0.3)%

Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	581,467	588,518	(7,051)	(1.2)%
Publishing rights amortization	34,713	46,238	(11,525)	(24.9)%
Pre-publication amortization	109,257	119,908	(10,651)	(8.9)%

Cost of sales	725,437	754,664	(29,227)	(3.9)%
Selling and administrative	649,295	636,326	12,969	2.0%
Other intangible asset amortization	26,933	29,248	(2,315)	(7.9)%
Impairment charge for pre-publication costs	—	3,980	(3,980)	NM
Restructuring	4,657	37,775	(33,118)	(87.7)%
Severance and other charges	6,821	177	6,644	NM
Gain on sale of assets	(201)	—	(201)	NM

Operating loss	(90,525)	(135,141)	44,616	33.0%

Other income (expense):
Retirement benefits non-service income	1,280	3,486	(2,206)	(63.3)%
Interest expense	(45,680)	(42,805)	(2,875)	(6.7)%
Interest income	2,550	1,338	1,212	90.6%
Change in fair value of derivative instruments	(1,374)	1,366	(2,740)	NM
Income from transition services agreement	1,889	—	1,889	NM

Loss from continuing operations before taxes	(131,860)	(171,756)	39,896	23.2%
Income tax expense (benefit)	5,597	(51,419)	57,016	NM

Net loss from continuing operations	$(137,457)	$(120,337)	$(17,120)	(14.2)%

Income from discontinued operations, net of tax	12,833	17,150	(4,317)	(25.2)%
Gain on sale of discontinued operations, net of tax	30,469	—	30,469	NM

Net loss	$(94,155)	$(103,187)	$9,032	8.8%

NM = not meaningful

Net sales for the year ended December 31, 2018 decreased $4.6 million, or 0.3%, from $1,327.0 million in 2017 to $1,322.4 million. The net sales decrease was driven by a $23.8 million decrease in our Education segment, partially offset by a $19.2 million increase in our Trade Publishing segment. Within our Education segment the net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $57.0 million from $595.0 million in 2017 to $538.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced in 2019 with newer programs. Net sales within our science discipline, which is a new program, increased year over year offsetting some of the older program declines. Also contributing to the decline in Core Solutions sales was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales increased $33.0 million from $551.0 million in 2017 to $584.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas &

Pinnell Classroom product, which was introduced in the third quarter of 2017 and additional product launches during the third quarter of 2018. Within our Trade Publishing segment, the increase was primarily due to licensing revenue driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. There was also additional licensing revenue associated with the new Netflix original series, Carmen Sandiego. The increase was partially offset by a decrease in ebook sales of $3.0 million.

Operating loss for the year ended December 31, 2018 favorably changed by $44.6 million from a loss of $135.1 million in 2017 to a loss of $90.5 million, due primarily to the following:

•	A $33.1 million lower charge in 2017 associated with our 2017 Restructuring Plan, which was substantially completed prior to 2018,

•

A $24.5 million reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization along with a decline in pre-publication amortization attributed to the timing of product releases,

•

Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $7.1 million in 2018, of which $5.0 million is attributed to improved profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 44.0% from 44.3% due to product mix,

•	A reduction in impairment charge for pre-publication costs of $4.0 million. In 2017, we impaired $4.0 million of pre-publication costs for certain products that will not have sales in future periods,

•

Partially offsetting the favorable change in operating loss was a $13.0 million increase in selling and administrative costs, due to an increase of $6.5 million in net labor costs related to higher employee benefit and medical expenses as well as planned merit increases offset by actions taken under the 2017 Restructuring Plan; an increase in variable expenses such as samples, commissions and depository fees of $6.6 million, an increase in discretionary costs of $3.5 million related to travel and entertainment, promotion expense and professional fees along with higher depreciation expense of $3.0 million. Offsetting the increase in selling and administrative costs was lower IT expenses of $6.4 million relating to maintenance contracts, hardware and telecommunications, and facilities, and

•

A $6.6 million increase in severance and other charges as the majority of such expenses during 2017 were in connection with our 2017 Restructuring Plan and were included within the restructuring line item.

Retirement benefits non-service income for the year ended December 31, 2018 changed unfavorably by $2.2 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Interest expense for the year ended December 31, 2018 increased $2.9 million from $42.8 million in 2017 to $45.7 million, primarily due to an increase in interest on the term loan facility of $6.3 million due to an increase in variable interest rates, offset by a reduction of $3.4 million of net settlement payments on our interest rate derivative instruments during 2018.

Interest income for the year ended December 31, 2018 increased $1.2 million from $1.3 million in 2017 to $2.5 million, primarily due to increases in interest rates on our investments and higher investment balances.

Change in fair value of derivative instruments for the year ended December 31, 2018 unfavorably changed by $2.7 million from a gain of $1.4 million in 2017 to a loss of $1.4 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income from transition services agreement for the year ended December 31, 2018 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business whereby we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.

Income tax expense for the year ended December 31, 2018 increased $57.0 million, from a benefit of $51.4 million in 2017 to an expense of $5.6 million in 2018. The 2018 income tax expense was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The 2017 income tax benefit was partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax benefit was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the effects of these discrete items, the effective tax rate was (4.2)% and 29.9% for the years ended December 31, 2018 and 2017.

Consolidated Operating Results for the Years Ended December 31, 2017 and 2016

(dollars in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Dollar change	Percent Change
Net sales	$1,327,029	$1,291,978	$35,051	2.7%

Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	588,518	578,317	10,201	1.8%
Publishing rights amortization	46,238	61,351	(15,113)	(24.6)%
Pre-publication amortization	119,908	121,866	(1,958)	(1.6)%

Cost of sales	754,664	761,534	(6,870)	(0.9)%
Selling and administrative	636,326	681,170	(44,844)	(6.6)%
Other intangible asset amortization	29,248	26,375	2,873	10.9%
Impairment charge for pre-publication costs and intangible assets	3,980	130,205	(126,225)	(96.9)%
Restructuring	37,775	—	37,775	NM
Severance and other charges	177	15,371	(15,194)	(98.8)%

Operating loss	(135,141)	(322,677)	187,536	58.1%

Other income (expense):
Retirement benefits non-service income	3,486	4,253	(767)	(18.0)%
Interest expense	(42,805)	(39,181)	(3,624)	(9.2)%
Interest income	1,338	518	820	NM
Change in fair value of derivative instruments	1,366	(614)	1,980	NM

Loss from continuing operations before taxes	(171,756)	(357,701)	185,945	52.0%
Income tax benefit	(51,419)	(51,556)	137	0.3%

Net loss from continuing operations	$(120,337)	$(306,145)	$185,808	60.7%

Income from discontinued operations, net of tax	17,150	21,587	(4,437)	(20.6)%

Net loss	$(103,187)	$(284,558)	$181,371	63.7%

NM = not meaningful

Net sales for the year ended December 31, 2017 increased $35.1 million, or 2.7%, from $1,292.0 million in 2016 to $1,327.0 million. The net sales increase was driven by a $20.1 million increase in our Education segment and a $15.0 million increase in our Trade Publishing segment during 2017. Within our Education segment, the increase was primarily due to greater sales from our Extension businesses, which primarily consist of Heinemann, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for 2017 increased $28.0 million from $523.0 million in 2016 to $551.0 million primarily driven by higher Heinemann and supplemental net sales in 2017. The primary drivers of the increase in our Heinemann net sales were sales of Classroom Libraries along with the introduction of Fountas & Pinnell Classroom product. The primary drivers of the increase in our supplemental net sales were sales of custom book bundles. Also, within our Extension businesses, intervention net sales declined year over year, offsetting a portion of the above increases. Partially offsetting the increase in our Extension businesses net sales were lower Core Solutions sales, inclusive of international sales, which declined by $8.0 million from $603.0 million in 2016 to $595.0 million in 2017. The primary drivers of the decrease in our Core Solutions business were lower Reading and Math program net sales in open territory states, lower Math program sales in adoption states and lower sales from our international business, primarily due to a large Department of Defense order in 2016 not repeated in 2017. Partially offsetting the decrease in Core Solutions net sales was a $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Within our Trade business, the increase was primarily due to sales of the Whole30 series and Tim Ferriss’ Tribe of Mentors and Tools of Titans, stronger ebook sales, such as The Handmaid’s Tale and 1984, and backlist print title sales, such as The Polar Express and The Giver, along with a lower product return rate and higher subrights income.

Operating loss for the year ended December 31, 2017 favorably changed by $187.5 million from a loss of $322.7 million in 2016 to a loss of $135.1 million, due primarily to the following:

•

A reduction in Impairment charge for pre-publication costs and intangible assets of $126.2 million. In 2016, we incurred an impairment charge pertaining to certain tradenames within the education business due to a strategic decision to gradually migrate away from specific imprints, primarily Holt McDougal, and our various supplemental brands, in favor of branding our products under the HMH and Houghton Mifflin Harcourt names. In 2017, we impaired $4.0 million of pre-publication costs for products that will not have sales in future periods,

•	An increase in net sales of $35.1 million,

•

A $44.8 million decrease in selling and administrative costs primarily due to lower professional fees of $18.9 million (of which $10.0 million relates to legal settlement costs for copyright litigation during the prior year period coupled with a net $3.6 million insurance reimbursement during 2017), a reduction of internal and outside labor related costs of $16.9 million, and lower discretionary expense such as promotion and travel and entertainment expenses of $15.7 million, all largely due to actions taken under the 2017 Restructuring Plan. Additionally, variable expenses such as samples, transportation and depository fees were $7.4 million lower in 2017, and fixed costs and depreciation were $6.3 million lower. The decrease in selling and administrative costs was partially offset by $16.9 million of higher commission expense and annual incentive plan compensation due to greater achievement of targeted levels than in the prior-year period, and $5.0 million of higher office lease cost due to the expiration of favorable office leases,

•

A $14.2 million net reduction in amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016,

•	A $15.2 million reduction in severance and other charges as the majority of such expenses during 2017 were under our 2017 Restructuring Plan and have been included within the restructuring line item,

•

Partially offsetting the favorable change in operating loss was a $37.8 million charge associated with our 2017 Restructuring Plan, which includes severance and termination benefits of $16.2 million, real estate consolidation costs of $5.0 million, implementation costs of $7.5 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million, and

•

Our cost of sales, excluding publishing rights and pre-publication amortization, increased $10.2 million of which $15.7 million is attributed to higher sales volume offset by $5.6 million of improved profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 44.3% from 44.8% due to product mix, increased Trade ebook sales, and a $5.0 million one-time fee we recognized associated with the expiration of distribution agreement that did not carry any cost of sales.

Retirement benefits non-service income for the year ended December 31, 2017 changed unfavorably by $0.8 million due to the increase in amortization of net loss in the calculation of net periodic benefit cost in 2017.

Interest expense for the year ended December 31, 2017 increased $3.6 million, or 9.2%, from $39.2 million in 2016 to $42.8 million, primarily due to $4.1 million of net settlement payments on our interest rate derivative instruments during 2017, offset by the lower outstanding balance on our term loan facility.

Interest income for the year ended December 31, 2017 increased $0.8 million from $0.5 million in 2016 to $1.3 million, primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the year ended December 31, 2017 favorably changed by $2.0 million from a loss of $0.6 million in 2016 to a gain of $1.4 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income tax benefit for the year ended December 31, 2017 decreased $0.2 million, from a benefit of $51.6 million in 2016 to a benefit of $51.4 million in 2017. The 2017 income tax benefit was primarily related to the following effects of U.S. tax reform:

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

The 2017 income tax benefit was partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The 2016 income tax benefit was primarily related to a change from indefinite-lived intangibles to definite-lived, partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax benefit was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the effects of these discrete items, the effective tax rate was 29.9% and 14.4% for the years ended December 31, 2017 and 2016.

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

Below is a reconciliation of Adjusted EBITDA from continuing operations to our net loss from continuing operations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Net loss from continuing operations	$(137,457)	$(120,337)	$(306,145)
Interest expense	45,680	42,805	39,181
Interest income	(2,550)	(1,338)	(518)
Provision (benefit) for income taxes	5,597	(51,419)	(51,556)
Depreciation expense	75,116	71,049	74,467
Amortization expense—film asset	6,057	—	—
Amortization expense	170,903	195,394	209,592
Non-cash charges—stock-compensation	13,248	10,728	10,491
Non-cash charges—(gain) loss on derivative instruments	1,374	(1,366)	614
Non-cash charges—asset impairment charges	—	3,980	130,205
Purchase accounting adjustments	—	—	5,116
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	2,883	1,464	1,123
2017 Restructuring Plan	4,657	37,775	—
Restructuring/Integration	—	—	14,364
Severance, separation costs and facility closures	6,821	177	15,371
Legal (reimbursement) settlement	—	(3,633)	10,000
Gain on sale of assets	(201)	—	—

Adjusted EBITDA from continuing operations	$192,128	$185,279	$152,305

Segment Operating Results

Results of Operations—Comparing Years Ended December 31, 2018, 2017 and 2016

Education

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Dollar change	Percent change	Dollar change	Percent change
	2018	2017	2016
Net sales	$1,122,689	$1,146,453	$1,126,363	$(23,764)	(2.1)%	$20,090	1.8%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	451,195	472,925	466,593	(21,730)	(4.6)%	6,332	1.4%
Publishing rights amortization	28,059	38,721	52,660	(10,662)	(27.5)%	(13,939)	(26.5)%
Pre-publication amortization	108,953	119,540	121,459	(10,587)	(8.9)%	(1,919)	(1.6)%

Cost of sales	588,207	631,186	640,712	(42,979)	(6.8)%	(9,526)	(1.5)%
Selling and administrative	518,014	498,334	522,806	19,680	3.9%	(24,472)	(4.7)%
Other intangible asset amortization	20,989	23,436	22,875	(2,447)	(10.4)%	561	2.5%
Impairment charge for pre-publication costs and intangible assets	—	3,980	130,205	(3,980)	NM	(126,225)	NM
Gain on sale of assets	(201)	—	—	(201)	NM	—	NM

Operating loss from continuing operations	$(4,320)	$(10,483)	$(190,235)	$6,163	58.8%	$179,752	94.5%

Net loss from continuing operations	$(4,320)	$(10,483)	$(190,235)	$6,163	58.8%	$179,752	94.5%

Adjustments from net income (loss) from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$57,124	$48,747	$52,552	$8,377	17.2%	$(3,805)	(7.2)%
Amortization expense	158,001	181,697	196,994	(23,696)	(13.0)%	(15,297)	(7.8)%
Non-cash charges—asset impairment charges	—	3,980	130,205	(3,980)	NM	(126,225)	(96.9)%
Purchase accounting adjustments	—	—	5,116	—	NM	(5,116)	NM
Gain on sale of assets	(201)	—	—	(201)	NM	—	NM

Education segment Adjusted EBITDA	$210,604	$223,941	$194,632	$(13,337)	(6.0)%	$29,309	15.1%

Education segment Adjusted EBITDA as a % of net sales	18.8%	19.5%	17.3%

NM = not meaningful

Our Education segment net sales for the year ended December 31, 2018 decreased $23.8 million, or 2.1%, from $1,146.5 million in 2017 to $1,122.7 million. The net sales decrease was primarily due to lower net sales from Core Solutions, which declined by $57.0 million from $595.0 million in 2017 to $538.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in sales relating to disciplines reaching the end of their product lifecycle that are scheduled to be replaced in 2019 with newer programs. Net sales within our science discipline, which is a new program, increased year over year offsetting some of the older program declines. Also contributing to the decline in Core Solutions sales was the non-recurrence of the $5.0 million one-time fee we recognized in 2017 in connection with the expiration of a distribution agreement. Partially offsetting the decrease in our Core Solutions sales was an increase in sales from our Extensions businesses, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services. Extensions businesses net sales increased $33.0 million from $551.0 million in 2017 to $584.0 million in 2018 primarily driven by higher Heinemann net sales. The primary driver of the increase in our Heinemann net sales was sales of the Fountas & Pinnell Classroom product, which was introduced in the third quarter of 2017 and additional product launches during the third quarter of 2018.

Our Education segment net sales for the year ended December 31, 2017 increased $20.1 million, or 1.8%, from $1,126.4 million in 2016 to $1,146.5 million. The net sales increase was primarily due to greater sales from our Extension businesses, which primarily consist of Heinemann, intervention, supplemental and assessment products as well as professional services. Extension businesses net sales for 2017 increased $28.0 million from $523.0 million in the 2016 to $551.0 million primarily driven by higher Heinemann and supplemental net sales. The primary drivers of the increase in our Heinemann net sales were sales of our Classroom Libraries offering along with the introduction of our Fountas & Pinnell Classroom product. The primary drivers of the increase in our supplemental net sales for the year ended December 31, 2017 were sales of custom book bundles. Also within our Extension businesses, our assessment and intervention net sales declined year over year, offsetting a portion of the above increases. Partially offsetting the increase in our Extension businesses net sales were lower Core Solutions sales, inclusive of international sales, which declined by $8.0 million from $603.0 million in 2016 to $595.0 million in 2017. The primary drivers behind the decrease in our Core Solutions business were lower net sales of open territory programs, Core Solutions math programs across adoption states and lower sales from our international business, primarily due to a large Department of Defense order in the prior year not repeated in 2017. Partially offsetting the decrease in Core Solutions net sales was a $5.0 million one-time fee we recognized in connection with the expiration of a distribution agreement.

Our Education segment cost of sales for the year ended December 31, 2018 decreased $43.0 million, or 6.8%, from $631.2 million in 2017 to $588.2 million. Publishing rights and pre-publication amortization decreased by $21.2 million from 2017 primarily due a decline in pre-publication amortization attributed to the timing of product releases along with our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $21.7 million from $472.9 million in 2017 to $451.2 million in 2018 of which $9.8 million is attributed to lower sales volume coupled with $11.9 million of improved profitability as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 40.2% from 41.3%, primarily due to product mix.

Our Education segment cost of sales for the year ended December 31, 2017, decreased $9.5 million, or 1.5%, from $640.7 million in 2016 to $631.2 million. Publishing rights and pre-publication amortization decreased by $15.9 million from 2017 primarily due to our use of accelerated amortization methods for publishing rights amortization. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $6.3 million primarily due to higher sales volume.

Our Education segment selling and administrative expense for the year ended December 31, 2018 increased $19.7 million, or 3.9%, from $498.3 million in 2017 to $518.0 million. The increase was driven by higher depreciation, an increase in professional fees, an increase in variable expenses such as commissions and depository fees and an increase in discretionary spending such as travel and entertainment. Partially offsetting the increases in costs was a reduction in labor related costs, partially offset by benefit and medical expenses as well as planned merit increases, along with a decrease in technology costs due to reduced hosting and maintenance contracts in connection with the actions taken under the 2017 Restructuring Plan.

Our Education segment selling and administrative expense for the year ended December 31, 2017 decreased $24.5 million, or 4.7%, from $522.8 million in 2016 to $498.3 million. The decrease was driven by a reduction in internal and outside labor related costs, a reduction in marketing and advertising costs along with lower travel and entertainment expenses, primarily as a result of actions taken under the 2017 Restructuring Plan. Further, samples, transportation and depository fees were lower in 2017. The decrease was partially offset by higher incentive compensation, and higher commission expense due to greater achievement levels than in 2016 along with higher office lease cost due to the expiration of favorable office leases.

Our Education segment other intangible asset amortization expense for the year ended December 31, 2018 decreased $2.4 million, or 10.4%, from 2017, which was due to certain intangible assets becoming fully amortized in the middle of 2017.

Our Education segment other intangible asset amortization expense for the year ended December 31, 2017 increased $0.6 million from 2016, which was related to the amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016, partially offset by decline of other existing intangible assets.

Our Education segment impairment charge for pre-publication costs decreased $4.0 million in 2018 from 2017. There was no impairment charge in 2018. In 2017, the impairment charge of $4.0 million was related to a certain program included within pre-publication costs.

Our Education segment impairment charge for pre-publication costs and intangible assets decreased $126.2 million in 2017 from 2016. In 2016, the impairment charge of $130.2 million was for intangible assets, as the Company made the strategic decision to gradually migrate away from specific imprints, primarily Holt McDougal and various supplemental brands, in favor of branding our products under the HMH and Houghton Mifflin Harcourt names. In 2017, the impairment charge of $4.0 million was related to a certain program included within pre-publication costs.

Our Education segment Adjusted EBITDA for the year ended December 31, 2018 decreased $13.3 million, or 6.0%, from $223.9 million in 2017 to $210.6 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 18.8% and 19.5% for each of the years ended December 31, 2018 and 2017, respectively.

Our Education segment Adjusted EBITDA for the year ended December 31, 2017, improved $29.3 million, or 15.1%, from $194.6 million in 2016 to $223.9 million in 2017. Our Education segment Adjusted EBITDA excludes depreciation, amortization, asset impairment charges and purchase accounting adjustments. The 2016 purchase accounting adjustments primarily relate to a 2015 acquisition. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA. Education segment Adjusted EBITDA as a percentage of net sales was 19.5% and 17.3% for each of the years ended December 31, 2017 and 2016, respectively.

Trade Publishing

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
				Dollar change	Percent change	Dollar change	Percent change
	2018	2017	2016
Net sales	$199,728	$180,576	$165,615	$19,152	10.6%	$14,961	9.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	130,272	115,593	111,724	14,679	12.7%	3,869	3.5%
Publishing rights amortization	6,654	7,517	8,691	(863)	(11.5)%	(1,174)	(13.5)%
Pre-publication amortization	304	368	407	(64)	(17.4)%	(39)	(9.6)%

Cost of sales	137,230	123,478	120,822	13,752	11.1%	2,656	2.2%
Selling and administrative	54,129	53,288	48,227	841	1.6%	5,061	10.5%
Other intangible asset amortization	5,944	5,812	3,500	132	2.3%	2,312	66.1%

Operating income (loss)	$2,425	$(2,002)	$(6,934)	$4,427	NM	$4,932	71.1%

Net income (loss)	$2,425	$(2,002)	$(6,934)	$4,427	NM	$4,932	71.1%

Adjustments from net income (loss) to Trade Publishing segment Adjusted EBITDA
Depreciation expense	$558	$401	$591	$157	39.2%	$(190)	(32.1)%
Amortization expense film asset	6,057	—	—	6,057	NM	—	NM
Amortization expense	12,902	13,697	12,598	(795)	(5.8)%	1,099	8.7%

Trade Publishing segment Adjusted EBITDA	$21,942	$12,096	$6,255	$9,846	81.4%	$5,841	93.4%

Trade Publishing segment Adjusted EBITDA as a % of net sales	11.0%	6.7%	3.8%

NM = not meaningful

Our Trade Publishing segment net sales for the year ended December 31, 2018 increased $19.2 million, or 10.6%, from $180.6 million in 2017 to $199.7 million. The increase was primarily due to licensing revenue driven by a new agreement pertaining to our classic backlist titles 1984 and Animal Farm. There was also additional licensing revenue associated with the new Netflix original series, Carmen Sandiego. Further, the year benefited from sales of the Little Blue Truck series, Instant Pot Miracle and the Whole 30 series. Additionally, there were strong net sales of the backlist title Beautiful Boy which benefited from the release of the movie. Partially offsetting the aforementioned was a decrease in ebook sales.

Our Trade Publishing segment net sales for the year ended December 31, 2017 increased $15.0 million, or 9.0%, from $165.6 million in 2016 to $180.6 million. The increase in net sales was driven by 2017 sales of the Whole30 series and Tim Ferriss’ Tribe of Mentors and Tools of Titans, stronger ebook sales, such as The Handmaid’s Tale and 1984, and backlist print title sales, such as The Polar Express and The Giver, along with favorable product return experience and higher subrights income.

Our Trade Publishing segment cost of sales for the year ended December 31, 2018 increased $13.8 million, or 11.1%, from $123.5 million in 2017 to $137.2 million. The increase was primarily driven by our cost of sales, excluding publishing rights and pre-publication amortization which increased $14.7 million. Approximately

$12.3 million of the increase was driven by higher sales volume, coupled with an unfavorable change in profitability of $2.4 million as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales increased to 65.2% from 64.0%. The increase in rate was due to a product mix partially driven by a decrease in ebook sales. Partially offsetting the aforementioned increases were slightly lower publishing rights amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment cost of sales for the year ended December 31, 2017 increased $2.7 million, or 2.2%, from $120.8 million in 2016 to $123.5 million. Approximately $10.1 million of the increase was driven by higher sales volume, partially offset by $6.2 million of lower costs as our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales decreased to 64.0% from 67.5%. The decline in rate was due to a product mix partially driven by an increase in ebook sales. Further, the increase in our costs of sales was also slightly offset by $1.2 million of lower amortization expense of publishing rights and pre-publication amortization due to our use of accelerated amortization methods.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2018 increased $0.8 million from $53.3 million in 2017, to $54.1 million. The increase was primarily due to higher marketing and advertising costs.

Our Trade Publishing segment selling and administrative expense for the year ended December 31, 2017 increased $5.1 million from $48.2 million in 2016, to $53.3 million. The increase was primarily due to higher transportation costs associated with increased sales volume along with higher costs to support consumer products, partially offset by a reduction of internal and outside labor related costs and lower discretionary costs, all largely due to actions taken under the 2017 Restructuring Plan.

Our Trade Publishing segment other intangible asset amortization expense for the year ended December 31, 2018 slightly increased from 2017.

Our Trade Publishing segment other intangible asset amortization expense for the year ended December 31, 2017 increased $2.3 million from 2016, which was related to amortization of certain previously unamortized tradenames, due to a change in estimate of their useful lives during the fourth quarter of 2016, offset by our use of accelerated amortization methods.

Our Trade Publishing segment Adjusted EBITDA for the year ended December 31, 2018 changed favorably from $12.1 million in 2017 to $21.9 million. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 11.0% for the year ended December 31, 2018, which was a favorable change from 6.7% in 2017 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Our Trade Publishing segment Adjusted EBITDA for the year ended December 31, 2017 improved $5.8 million, from $6.3 million in 2016 to $12.1 million in 2017. Our Trade Publishing segment Adjusted EBITDA excludes depreciation and amortization costs. Our Trade Publishing segment Adjusted EBITDA as a percentage of net sales was 6.7% for the year ended December 31, 2017, which was a favorable change from 3.8% in 2016 due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Trade Publishing segment Adjusted EBITDA.

Corporate and Other

				2018 vs. 2017		2017 vs. 2016
	Years Ended December 31,			Dollar change	Percent change	Dollar change	Percent change
	2018	2017	2016
Net sales	$—	$—	$—	$—	NM	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—	NM	—	NM
Publishing rights amortization	—	—	—	—	NM	—	NM
Pre-publication amortization	—	—	—	—	NM	—	NM

Cost of sales	—	—	—	—	NM	—	NM
Selling and administrative	77,152	84,704	110,137	(7,552)	(8.9)%	(25,433)	(23.1)%
Restructuring	4,657	37,775	—	(33,118)	(87.7)%	37,775	NM
Severance and other charges	6,821	177	15,371	6,644	NM	(15,194)	(98.8)%

Operating loss	$(88,630)	$(122,656)	$(125,508)	$34,026	27.7%	$2,852	2.3%

Retirement benefits non-service income	1,280	3,486	4,253	(2,206)	(63.3)%	(767)	(18.0)%
Interest expense	(45,680)	(42,805)	(39,181)	(2,875)	(6.7)%	(3,624)	(9.2)%
Interest income	2,550	1,338	518	1,212	90.6%	820	NM
Change in fair value of derivative instruments	(1,374)	1,366	(614)	(2,740)	NM	1,980	NM
Income from transition services agreement	1,889	—	—	1,889	NM	—	NM

Loss before taxes	(129,965)	(159,271)	(160,532)	29,306	18.4%	1,261	0.8%
Income tax (benefit) expense	5,597	(51,419)	(51,556)	57,016	NM	137	0.3%

Net loss	$(135,562)	$(107,852)	$(108,976)	$(27,710)	(25.7)%	$1,124	1.0%

Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$45,680	$42,805	$39,181	$2,875	6.7%	$3,624	9.2%
Interest income	(2,550)	(1,338)	(518)	(1,212)	90.6%	(820)	NM
Provision (benefit) for income taxes	5,597	(51,419)	(51,556)	57,016	NM	137	0.3%
Depreciation expense	17,434	21,901	21,324	(4,467)	(20.4)%	577	2.7%
Non-cash charges—loss on derivative instruments	1,374	(1,366)	614	2,740	NM	(1,980)	NM
Non-cash charges—stock-compensation	13,248	10,728	10,491	2,520	23.5%	237	2.3%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	2,883	1,464	1,123	1,419	96.9%	341	30.4%
2017 Restructuring Plan	4,657	37,775	—	(33,118)	(87.7)%	37,775	NM
Restructuring/integration	—	—	14,364	—	NM	(14,364)	NM
Severance separation costs and facility closures	6,821	177	15,371	6,644	NM	(15,194)	(98.8)%
Legal (reimbursement) settlement	—	(3,633)	10,000	3,633	NM	(13,633)	NM

Corporate and Other Adjusted EBITDA	$(40,418)	$(50,758)	$(48,582)	$10,340	20.4%	$(2,176)	(4.4)%

NM= not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with restructuring, severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for year the ended December 31, 2018 decreased $7.6 million, or 8.9%, from $84.7 million in 2017 to $77.2 million. The decrease was primarily due to $4.5 million of lower depreciation expense associated with the Company’s technology infrastructure and lower labor costs, rent and technology cost, all attributed to the 2017 Restructuring actions partially offset by higher professional fees and stock compensation charges.

Our selling and administrative expense for the Corporate and Other category for the year ended December 31, 2017 decreased $25.4 million, or 23.1%, from $110.1 million in 2016 to $84.7 million. The decrease was primarily due to legal settlement costs for permissions litigation of $10.0 million in 2016 and a subsequent insurance net reimbursement of $3.6 million which occurred in 2017, and lower travel and entertainment expenses. Further, there were lower restructuring/integration costs as 2016 had costs associated with integration of systems to support the 2015 acquisition. Partially offsetting the decrease were higher annual incentive plan compensation costs in 2017 and costs under our 2017 Restructuring Plan.

Our 2017 Restructuring Plan costs for the year ended December 31, 2018 were $4.7 million of real estate consolidation costs.

Our 2017 Restructuring Plan costs for the year ended December 31, 2017 were $37.8 million, which included severance and termination benefits of $16.2 million, real estate consolidation costs of $5.0 million, implementation costs of $7.5 million and an impairment charge related to a certain long-lived asset included within property, plant, and equipment of $9.1 million.

Severance and other charges for the year ended December 31, 2018 changed unfavorably compared to the prior year by $6.6 million as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item.

Severance and other charges for the year ended December 31, 2017 changed favorably compared to the prior year by $15.2 million as the majority of such expenses during the 2017 period were in connection with our 2017 Restructuring Plan and were included within the restructuring line item.

Retirement benefits non-service income for the year ended December 31, 2018 changed unfavorably by $2.2 million due to the lowering of the expected return on plan assets assumption in the calculation of net periodic benefit cost in 2018.

Retirement benefits non-service income for the year ended December 31, 2017 changed unfavorably by $0.8 million due to the increase in amortization of net loss in the calculation of net periodic benefit cost in 2017.

Interest expense for the year ended December 31, 2018 increased $2.9 million from $42.8 million in 2017 to $45.7 million, primarily due to an increase in interest on the term loan facility of $6.3 million due to an increase in variable interest rates, offset by a reduction of $3.4 million of net settlement payments on our interest rate derivative instruments during 2018.

Our interest expense for the Corporate and Other category for the year ended December 31, 2017 increased $3.6 million, or 9.2%, from $39.2 million in 2016 to $42.8 million, primarily due to $4.1 million of net settlement payments on our interest rate derivative instruments during 2017, partially offset by the lower outstanding balance on our term loan facility.

Interest income for the year ended December 31, 2018 increased $1.2 million from $1.3 million in 2017 to $2.5 million, primarily due to increases in interest rates on our investments and higher investment balances.

Interest income for the year ended December 31, 2017 increased $0.8 million from $0.5 million in 2016 to $1.3 million, primarily due to increases in interest rates on our investments.

Change in fair value of derivative instruments for the year ended December 31, 2018 unfavorably changed by $2.7 million from a gain of $1.4 million in 2017 to a loss of $1.4 million in 2018. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Change in fair value of derivative instruments for the year ended December 31, 2017 favorably changed by $2.0 million from a loss of $0.6 million in 2016 to a gain of $1.4 million in 2017. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.

Income from transition services agreement for the year ended December 31, 2018 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business whereby we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.

Income tax expense for the year ended December 31, 2018 increased $57.0 million from a benefit of $51.4 million in 2017 to an expense of $5.6 million in 2018. The 2018 income tax expense was primarily related to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The 2017 income tax benefit of $51.4 million was primarily related to the effects of the Tax Cuts and Jobs Act. As a result of the effects of new tax legislation, the Company recognized a $31.5 million benefit related to the remeasurement of U.S. deferred tax liabilities associated with indefinite-lived intangible assets to reflect the change in U.S. corporate tax rate from 35% to 21% and a $40.4 million benefit related to the release of valuation allowance due to the Company’s ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in the Company’s assessment of its realization of deferred tax assets. This is a result of the U.S. tax law change that would extend net operating losses generated in taxable years beginning after December 31, 2017 to an unlimited carryforward period subject to an 80% utilization against future taxable earnings. The income tax benefit recognized from the effects of U.S. tax reform was partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax expense was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was (4.2)% and 29.9% for the years ended December 31, 2018 and 2017, respectively.

Income tax benefit for the year ended December 31, 2017 decreased $0.2 million from a benefit of $51.6 million in 2016 to a benefit of $51.4 million in 2017. The 2017 income tax benefit was primarily related to the effects of the Tax Cuts and Jobs Act. As a result of the effects of new tax legislation, the Company recognized a $31.5 million benefit related to the remeasurement of U.S. deferred tax liabilities associated with indefinite-lived intangible assets to reflect the change in U.S. corporate tax rate from 35% to 21% and a $40.4 million benefit related to the release of valuation allowance due to the Company’s ability to utilize indefinite-lived deferred tax liabilities as a source of future taxable income in the Company’s assessment of its realization of deferred tax assets. This is a result of the U.S. tax law change that would extend net operating losses generated in taxable years beginning after December 31, 2017 to an unlimited carryforward period subject to an 80% utilization against future taxable earnings. The income tax benefit recognized from the effects of U.S. tax reform was partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. The income tax benefit of $51.6 million for the year ended December 31, 2016 was primarily related to a change from indefinite-lived intangibles to definite-lived, partially offset by movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, and state and foreign taxes. For both periods, the income tax benefit was impacted by certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective tax rate was 29.9% and 14.4% for the years ended December 31, 2017 and 2016, respectively.

Adjusted EBITDA for the Corporate and Other category for the year ended December 31, 2018 favorably changed $10.3 million, or 20.4%, from a loss of $50.8 million in 2017 to a loss of $40.4 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, restructuring costs, integration costs, severance and facility vacant space costs and legal settlement reimbursements. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Adjusted EBITDA for the Corporate and Other category for the year ended December 31, 2017 changed unfavorably by $2.2 million, or 4.4%, from a loss of $48.6 million in 2016 to a loss of $50.8 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition-related activity, restructuring costs, integration costs, severance and facility vacant space costs, and legal settlement charges/reimbursements. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

The following table is indicative of the seasonality of our business and the related results:

Quarterly Results of Operations

(in thousands)	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Education segment	$167,152	$330,949	$465,017	$183,335	$163,023	$321,276	$449,636	$188,754
Trade Publishing segment	36,533	42,444	51,189	50,410	36,736	36,089	66,619	60,284

Net sales	203,685	373,393	516,206	233,745	199,759	357,365	516,255	249,038
Costs and expenses:

Cost of sales, excluding publishing rights and pre-publication amortization	100,183	168,485	202,053	117,797	99,733	160,058	201,748	119,928
Publishing rights amortization	13,398	10,867	10,987	10,986	10,090	8,148	8,238	8,237
Pre-publication amortization	26,402	28,238	32,113	33,155	25,621	26,332	28,094	29,210

Cost of sales	139,983	207,590	245,153	161,938	135,444	194,538	238,080	157,375
Selling and administrative	152,027	161,159	173,690	149,450	145,527	169,323	176,202	158,243
Other intangible asset amortization	7,701	7,753	6,873	6,921	6,866	6,676	6,696	6,695
Impairment charge for intangible assets	—	—	—	3,980	—	—	—	—
Restructuring	3,798	30,515	1,845	1,617	—	—	3,077	1,580
Severance and other charges	670	213	272	(978)	3,943	2,075	362	441
Gain on sale of assets	—	—	—	—	884	(500)	—	(585)

Operating income (loss)	(100,494)	(33,837)	88,373	(89,183)	(92,905)	(14,747)	91,838	(74,711)

Other income (expense)
Retirement benefits non-service income	872	872	871	871	320	320	320	320
Interest expense	(10,453)	(10,547)	(10,980)	(10,825)	(10,936)	(11,472)	(11,627)	(11,645)
Interest income	245	115	281	697	506	117	277	1,650
Change in fair value of derivative instruments	45	851	377	93	372	(1,097)	(249)	(400)
Income from transition services agreement	—	—	—	—	—	—	—	1,889

Loss from continuing operations before taxes	(109,785)	(42,546)	78,922	(98,347)	(102,643)	(26,879)	80,559	(82,897)
Income tax expense (benefit)	14,076	6,120	(9,714)	(61,901)	3,243	2,210	(3,349)	3,493

Net loss from continuing operations	$(123,861)	$(48,666)	$88,636	$(36,446)	$(105,886)	$(29,089)	$83,908	$(86,390)

Earnings from discontinued operations, net tax	3,203	1,799	1,870	10,278	4,575	5,817	2,441	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	—	30,469

Net income (loss)	$(120,658)	$(46,867)	$90,506	$(26,168)	$(101,311)	$(23,272)	$86,349	$(55,921)

Liquidity and Capital Resources

	December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$253,365	$148,979	$226,102
Short-term investments	49,833	86,449	80,841
Current portion of long-term debt	8,000	8,000	8,000
Long-term debt, net of discount	755,649	760,194	764,738

	Years ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$114,915	$135,130	$143,751
Net cash used in investing activities	(6,405)	(204,923)	(113,946)
Net cash (used in) provided by financing activities	(4,124)	(7,330)	(37,960)

Operating activities

Net cash provided by operating activities was $114.9 million for the year ended December 31, 2018, a $20.2 million decrease from the $135.1 million of net cash provided by operating activities for the year ended December 31, 2017. Net cash provided by operating activities included $10.8 million and $30.4 million of cash flow from discontinued operations in 2018 and 2017, respectively. Net cash provided by operating activities from continuing operations was $104.1 million in 2018 compared to $104.7 million in 2017. The $0.6 million decrease in cash provided by operating activities from continuing operations from 2017 to 2018 was primarily driven by unfavorable net changes in operating assets and liabilities of $13.2 million. The unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in inventory of $41.6 million, unfavorable changes in accounts receivable of $23.6 million due to timing of collections and fourth quarter net sales, partially offset by favorable changes in accounts payable of $22.1 million, due to timing of payments, favorable changes in pension and post-retirement benefits of $6.0 million, favorable changes in deferred revenue of $5.8 million, and favorable changes in other assets and liabilities of $14.5 million and $3.6 million, respectively. The decrease in net cash provided by operating activities from continuing operations was partially offset by more profitable operations, net of non-cash items, of $12.6 million.

Net cash provided by operating activities was $135.1 million for the year ended December 31, 2017, a $8.7 million decrease from the $143.8 million of net cash provided by operating activities for the year ended December 31, 2016. Net cash provided by operating activities included $30.4 million and $32.0 million of cash flow from discontinued operations in 2017 and 2016, respectively. Net cash provided by operating activities from continuing operations was $104.7 million in 2017 compared to $111.8 million in 2016. The $7.1 million decrease in cash provided by operating activities from continuing operations from 2016 to 2017 was primarily driven by unfavorable net changes in operating assets and liabilities of $61.0 million, partially offset by more profitable operations, net of non-cash items, of $53.9 million. The unfavorable net changes in operating assets and liabilities were primarily due to unfavorable changes in deferred revenue of $52.7 due to lower billings of Core Solutions products, which typically carry a high deferral rate, unfavorable changes in accounts receivable of $25.3 million due to timing of collections and fourth quarter net sales, and unfavorable changes in pension and post-retirement benefits of $10.6 million, partially offset by favorable changes in accounts payable and royalties of $18.2 million and $11.3 million, respectively, due to timing of payments.

Investing activities

Net cash used in investing activities was $6.4 million for the year ended December 31, 2018, a decrease of $198.5 million from the $204.9 million used in investing activities for the year ended December 31, 2017. Net cash used in investing activities included $6.8 million and $11.0 million of expenditures from discontinued

operations in 2018 and 2017, respectively. Net cash provided by investing activities from continuing operations was $0.4 million in 2018 compared to net cash used in investing activities from continuing operations of $193.9 million in 2017. The decrease in net cash used in investing activities was primarily due to $140.0 million in proceeds from the sale of the Riverside Business and higher net proceeds from short-term investments of $42.5 million compared to 2017 and $9.2 million of lower capital expenditures.

Net cash used in investing activities was $204.9 million for the year ended December 31, 2017, an increase of $91.0 million from the $113.9 million used in investing activities for the year ended December 31, 2016. Net cash used in investing activities included $11.0 million and $7.8 million of expenditures from discontinued operations in 2017 and 2016, respectively. Net cash used in investing activities from continuing operations was $193.9 million in 2017 compared to $106.1 million in 2016. The increase in investing activities was primarily due to lower net proceeds from short-term investments of $122.2 million compared to 2016 along with $12.7 million of higher pre-publication costs in advance of 2018 adoptions. Partially offsetting, capital investing expenditures related to property, plant, and equipment decreased by $48.1 million, which was primarily due to lower spend on leasehold improvements related to various office moves and technology infrastructure.

Financing activities

Net cash used in financing activities was $4.1 million for the year ended December 31, 2018, a decrease of $3.2 million from the $7.3 million of net cash used in financing activities for the year ended December 31, 2017. The decrease in cash used in financing activities was primarily due to net collections and remittances under the transition services agreement.

Net cash used in financing activities was $7.3 million for the year ended December 31, 2017, a decrease of $30.7 million from the $38.0 million of net cash used in financing activities for the year ended December 31, 2016. The decrease in cash used in financing activities was primarily due to there being no share repurchases in 2017 under our share repurchase program for our common stock, compared to $55.0 million of share repurchases in 2016, partially offset by $24.0 million less proceeds related to stock option exercises during 2017 compared to 2016.

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

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of December 31, 2018, we had approximately $772.0 million ($763.6 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of December 31, 2018, the interest rate of the term loan facility was 5.5%.

The term loan facility is required to be repaid in quarterly installments of $2.0 million, may be prepaid, in whole or in part, at any time, without premium.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of December 31, 2018, no loans are currently drawn on the revolving credit facility. As of December 31, 2018, we had approximately $24.3 million of outstanding letters of credit and approximately $167.4 million of borrowing availability under the revolving credit facility. As of February 28, 2019, there were no amounts drawn on the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of

$25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of December 31, 2018, due to our level of borrowing availability.

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

General

We had $253.4 million of cash and cash equivalents and $49.8 million of short-term investments at December 31, 2018. We had $149.0 million of cash and cash equivalents and $86.4 million of short-term investments at December 31, 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, book returns, deferred revenue and related standalone selling price estimates, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments valuation, income taxes. pensions and other postretirement benefits obligations, contingencies, litigation, depreciation and amortization periods, and the recoverability of long-term assets such as property, plant and equipment, capitalized pre-publication costs, other identified intangibles, and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. For a complete description of our significant accounting policies, see Note 2 to the consolidated financial statements. The following policies and account descriptions include those identified as critical to our business operations and the understanding of our results of operations.

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

We estimate the collectability of contracts upon execution. For contracts with rights of return, the transaction price is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer. The transaction prices allocated are adjusted to reflect expected returns and are based on historical return rates and sales patterns. Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components’ income is included in interest income.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, formative assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including professional development, consulting and training. Our contracts may also contain software performance obligations including perpetual and subscription based licenses and software maintenance and support services.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At December 31, 2018 and January 1, 2018, we had $22.6 million and $24.0 million of deferred commissions, respectively. We had $10.5 million of amortization expense related to deferred commissions during the year ended December 31, 2018. These costs are included in selling and administrative expenses.

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

Allowance for Doubtful Accounts and Reserves for Book Returns

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience and specific facts and circumstances. Reserves for book returns are based on historical return rates and sales patterns. We determine the required reserves by segregating our returns into the applicable product or sales channel pools. Returns in the K-12 market have been historically low. We have experienced higher returns with respect to sales to resellers, international sales and Trade Publishing sales, which all result in a greater degree of risk and subjectivity when establishing the appropriate level of reserves for this customer base. At the time we determine that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is written off. The allowance for doubtful accounts and reserve for returns are reported as reductions of the accounts receivable balance and amounted to $2.2 million and $18.6 million, and $2.5 million and $20.6 million as of December 31, 2018 and 2017, respectively.

Inventories

Inventories are substantially stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title-level basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs. A change in sales trends could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventories balance and amounted to $46.5 million and $47.4 million as of December 31, 2018 and 2017, respectively.

Pre-publication Costs

Pre-publication costs are capitalized and are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our Trade Publishing young readers and general interest books, for which we expense such costs as incurred. Additionally, pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflects the pattern of expected sales generated from individual titles or programs. On a quarterly basis, we evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Amortization expense related to pre-publication costs for the years ended December 31, 2018, 2017 and 2016 were $109.3 million, $119.9 million and $121.9 million, respectively.

For the year ended December 31, 2017, the Company recorded an impairment charge of $4.0 million related to assets that had no future value. For the years ended December 31, 2018 and 2016, no pre-publication costs were deemed to be impaired.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets (certain tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include net sales growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities.

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

Recoverability of goodwill can also be evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of the Education reporting unit by using various valuation techniques including an evaluation of our market capitalization and peer company multiples. With regard to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at December 31, 2018 and 2017, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value based by preparing a relief-from-royalty discounted cash flow analysis using forwarding looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation.

We completed our annual goodwill impairment tests as of October 1, 2018 and 2017. The fair value of the Education reporting unit substantially exceeded its carrying value as of the evaluation dates and there was no goodwill impairment for the years ended December 31, 2018, 2017 and 2016. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

We completed our annual indefinite-lived asset impairment tests as of October 1, 2018 and 2017. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2018 and 2017.We recorded a non-cash impairment charge of $130.2 million for the year ended December 31, 2016. The impairment charge related to four specific tradenames within the Education segment in 2016 and primarily resulted from the strategic decision to market our products under the Houghton Mifflin Harcourt and HMH name rather than legacy imprints and certain declining sales projections.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience to estimate the likelihood of recovery. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis, with consideration given to the other titles in the author’s portfolio also earning against the outstanding advance. Any portion of a royalty advance that is not expected to be recovered is fully reserved. The reserve for royalty advances is reported as a reduction of the royalty advances to authors balance and amounted to $117.8 million and $103.6 million as of December 31, 2018 and 2017, respectively.

Stock-Based Compensation

The fair value of each restricted stock and restricted stock unit was estimated at the date of the grant based upon the target value of the award and the current market price. The fair value of each market-based restricted stock unit was estimated at the date of grant using the Monte Carlo simulation, which requires management’s use of highly subjective estimates and assumptions. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, which also requires management’s use of highly subjective estimates and assumptions. The use of different estimates and assumptions in the option pricing model could have a material impact on the estimated fair value of option grants and the related expense. We estimate our expected volatility based on the historical volatility of our publicly traded peer companies (including our own) and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected life assumption is based on the simplified method for estimating the expected term for awards. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. The expected dividend yield is based on actual dividends paid or to be paid. We recognize stock-based compensation expense over the awards requisite service period on a straight-line basis for time-based stock options, restricted stock and restricted stock units and on a graded basis for restricted stock and restricted stock units that are contingent on the achievement of performance conditions. We recognize compensation expense for only the portion of stock-based awards that are expected to vest. Accordingly, we have estimated expected forfeitures of stock-based awards based on our historical forfeiture rates and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Income Taxes

We had accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis and have subsequently finalized our accounting analysis based on guidance, interpretations available at December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our financial statements. See Note 8 to the consolidated financial statements for further detail.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2018, 2017 and 2016. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of December 31, 2018, we were in compliance with all of our debt covenants.

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

Contractual Obligations

The following table provides information with respect to our estimated commitments and obligations as of December 31, 2018 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan facility due May 29, 2021 (1)	$772,000	$8,000	$764,000	$—	$—
Interest payable on term loan facility due May 29, 2021 (2)	103,220	39,155	64,065	—	—
Operating leases (3)	308,922	32,694	53,007	52,018	171,203
Purchase obligations (4)	100,158	44,373	52,623	3,162	—

Total cash contractual obligations	$1,284,300	$124,222	$933,695	$55,180	$171,203

(1)	The term loan facility amortizes at a rate of 1.0% per annum of the original $800.0 million amount.
(2)	As of December 31, 2018, the interest rate was 5.5%.
(3)	Represents minimum lease payments under non-cancelable operating leases.
(4)

Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, we have employee benefit obligations that require future payments. For example, we expect to make $1.6 million of contributions in 2019 relating to our pension and postretirement benefit plans. We expect to periodically draw and repay borrowings under the revolving credit facility. We believe that we will be able to meet our cash interest obligations on our outstanding debt when they are due and payable.

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

As of December 31, 2018, we had $772.0 million ($763.6 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of December 31, 2018, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of December 31, 2018. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of December 31, 2018 and December 31, 2017. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Houghton Mifflin Harcourt Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Houghton Mifflin Harcourt Company and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Company’s auditor since 2003.

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

	December 31,
(in thousands of dollars, except share information)	2018	2017
Assets
Current assets
Cash and cash equivalents	$253,365	$148,979
Short-term investments	49,833	86,449
Accounts receivable, net of allowances for bad debts and book returns of $20.7 million and $23.1 million, respectively	203,574	192,569
Inventories	184,209	150,694
Prepaid expenses and other assets	15,297	29,919
Assets of discontinued operations	—	123,761

Total current assets	706,278	732,371

Property, plant, and equipment, net	125,925	148,659
Pre-publication costs, net	323,641	313,997
Royalty advances to authors, net	47,993	46,469
Goodwill	716,073	716,073
Other intangible assets, net	520,892	582,538
Deferred income taxes	3,259	3,593
Deferred commissions	22,635	—
Other assets	28,428	19,891

Total assets	$2,495,124	$2,563,591

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	76,313	60,810
Royalties payable	66,893	66,798
Salaries, wages, and commissions payable	50,225	52,838
Deferred revenue	251,944	265,074
Interest payable	136	322
Severance and other charges	6,020	6,926
Accrued postretirement benefits	1,512	1,618
Other liabilities	26,649	19,657
Liabilities of discontinued operations	—	24,706

Total current liabilities	487,692	506,749

Long-term debt, net of discount and issuance costs	755,649	760,194
Long-term deferred revenue	395,500	418,734
Accrued pension benefits	29,320	24,133
Accrued postretirement benefits	14,300	20,285
Deferred income taxes	27,075	22,269
Other liabilities	17,118	16,034

Total liabilities	1,726,654	1,768,398

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,164,854 and 147,911,466 shares issued at December 31, 2018 and 2017, respectively; 123,587,820 and 123,334,432 shares outstanding at December 31, 2018 and 2017, respectively	1,481	1,479
Treasury stock, 24,577,034 shares as of December 31, 2018 and 2017, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,893,174	4,879,793
Accumulated deficit	(3,562,971)	(3,521,527)
Accumulated other comprehensive loss	(45,184)	(46,522)

Total stockholders’ equity	768,470	795,193

Total liabilities and stockholders’ equity	$2,495,124	$2,563,591

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations

(in thousands of dollars, except share and per share data)	Years Ended December 31,
	2018	2017	2016
Net sales	$1,322,417	$1,327,029	$1,291,978
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	581,467	588,518	578,317
Publishing rights amortization	34,713	46,238	61,351
Pre-publication amortization	109,257	119,908	121,866

Cost of sales	725,437	754,664	761,534
Selling and administrative	649,295	636,326	681,170
Other intangible asset amortization	26,933	29,248	26,375
Impairment charge for pre-publication costs and intangible assets	—	3,980	130,205
Restructuring	4,657	37,775	—
Severance and other charges	6,821	177	15,371
Gain on sale of assets	(201)	—	—

Operating loss	(90,525)	(135,141)	(322,677)

Other income (expense)
Retirement benefits non-service income	1,280	3,486	4,253
Interest expense	(45,680)	(42,805)	(39,181)
Interest income	2,550	1,338	518
Change in fair value of derivative instruments	(1,374)	1,366	(614)
Income from transition services agreement	1,889	—	—

Loss from continuing operations before taxes	(131,860)	(171,756)	(357,701)
Income tax expense (benefit) for continuing operations	5,597	(51,419)	(51,556)

Loss from continuing operations	(137,457)	(120,337)	(306,145)

Earnings from discontinued operations, net of tax	12,833	17,150	21,587
Gain on sale of discontinued operations, net of tax	30,469	—	—

Income from discontinued operations, net of tax	43,302	17,150	21,587

Net loss	$(94,155)	$(103,187)	$(284,558)

Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.11)	$(0.98)	$(2.50)
Discontinued operations	0.35	0.14	0.18

Net loss	$(0.76)	$(0.84)	$(2.32)

Weighted average shares outstanding
Basic	123,444,943	122,949,064	122,418,474

Diluted	123,444,943	122,949,064	122,418,474

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
(in thousands of dollars)	2018	2017	2016
Net loss	$(94,155)	$(103,187)	$(284,558)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(156)	109	(1,220)
Net change in pension and benefit plan liabilities, net of tax	(2,056)	1,734	(9,937)
Unrealized gain (loss) on short-term investments, net of tax	9	(18)	57
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	3,541	4,948	(2,467)

Other comprehensive income (loss), net of taxes	1,338	6,773	(13,567)

Comprehensive loss	$(92,817)	$(96,414)	$(298,125)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands of dollars)	2018	2017	2016
Cash flows from operating activities
Net loss	$(94,155)	$(103,187)	$(284,558)
Adjustments to reconcile net loss to net cash provided by operating activities
Earnings from discontinued operations, net of tax	(12,833)	(17,150)	(21,587)
Gain on sale of discontinued operations, net of tax	(30,469)	—	—
Gain on sale of assets	(201)	—	—
Depreciation and amortization expense	250,466	266,443	284,059
Amortization of debt discount and deferred financing costs	4,181	4,181	4,181
Deferred income taxes	5,140	(49,247)	(53,182)
Stock-based compensation expense	13,248	10,728	10,491
Impairment charge for pre-publication costs and intangible assets	—	3,980	130,205
Restructuring charges related to property, plant, and equipment	—	9,841	—
Change in fair value of derivative instruments	1,374	(1,366)	614
Changes in operating assets and liabilities
Accounts receivable	(11,005)	12,564	37,897
Inventories	(33,515)	8,122	8,465
Other assets	3,908	(10,548)	6,673
Accounts payable and accrued expenses	16,144	(5,937)	(24,155)
Royalties payable and author advances, net	(1,650)	(1,449)	(12,738)
Deferred revenue	(7,692)	(13,500)	39,249
Interest payable	(186)	129	87
Severance and other charges	(2,823)	221	4,315
Accrued pension and postretirement benefits	(904)	(6,932)	3,675
Other liabilities	5,056	(2,145)	(21,906)

Net cash provided by operating activities—continuing operations	104,084	104,748	111,785
Net cash provided by operating activities—discontinued operations	10,831	30,382	31,966

Net cash provided by operating activities	114,915	135,130	143,751

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	86,539	80,690	197,724
Purchases of short-term investments	(49,553)	(86,211)	(81,086)
Additions to pre-publication costs	(123,403)	(131,282)	(118,603)
Additions to property, plant, and equipment	(53,741)	(55,092)	(103,152)
Proceeds from sale of business	140,000	—	—
Acquisition of intangible asset	—	(2,000)	—
Investment in preferred stock	(500)	—	(1,000)
Proceeds from sale of assets	1,085	—	—

Net cash provided by (used in) investing activities—continuing operations	427	(193,895)	(106,117)
Net cash used in investing activities—discontinued operations	(6,832)	(11,028)	(7,829)

Net cash used in investing activities	(6,405)	(204,923)	(113,946)

Cash flows from financing activities
Borrowings under revolving credit facility	50,000	—	—
Payments of revolving credit facility	(50,000)	—	—
Payments of long-term debt	(8,000)	(8,000)	(8,000)
Repurchases of common stock	—	—	(55,017)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,190)	(1,450)	(1,672)
Proceeds from stock option exercises	—	512	24,532
Issuance of common stock under employee stock purchase plan	1,263	1,608	2,197
Net collections (remittances) under transition service agreement	3,803	—	—

Net cash used in financing activities—continuing operations	(4,124)	(7,330)	(37,960)

Net increase (decrease) in cash and cash equivalents	104,386	(77,123)	(8,155)
Cash and cash equivalent at the beginning of the period	148,979	226,102	234,257

Cash and cash equivalent at the end of the period	$253,365	$148,979	$226,102

Supplemental disclosure of cash flow information
Interest paid	$41,758	$38,295	$34,884
Income taxes paid	430	715	5,104
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$13,974	$16,681	$14,397
Property, plant, and equipment included in accounts payable and accruals	1,908	11,403	5,707
Property, plant, and equipment acquired under capital leases	480	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity

(in thousands of dollars, except share information)	Common Stock		Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Par Value
Balance at December 31, 2015	145,613,978	$1,456	$(463,013)	$4,833,388	$(3,133,782)	$(39,728)	$1,198,321
Net loss	—	—	—	—	(284,558)	—	(284,558)
Other comprehensive loss, net of tax	—	—	—	—	—	(13,567)	(13,567)
Issuance of common stock for employee purchase plan	140,579	1	—	2,777	—	—	2,778
Issuance of common stock for vesting of restricted stock units	102,151	1	—	(1)	—	—	—
Issuance of common stock for exercise of stock options	1,879,924	19	—	23,714	—	—	23,733
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,672)	—	—	(1,672)
Restricted stock forfeitures and cancellations	(179,828)	(2)	—	2	—	—	—
Repurchases of common stock	—	—	(55,017)	—	—	—	(55,017)
Stock-based compensation expense	—	—	—	10,022	—	—	10,022

Balance at December 31, 2016	147,556,804	1,475	(518,030)	4,868,230	(3,418,340)	(53,295)	880,040
Net loss	—	—	—	—	(103,187)	—	(103,187)
Other comprehensive income, net of tax	—	—	—	—	—	6,773	6,773
Issuance of common stock for employee purchase plan	176,749	2	—	2,130	—	—	2,132
Issuance of common stock for vesting of restricted stock units	175,555	2	—	(2)	—	—	—
Issuance of common stock for exercise of stock options	39,200	—	—	512	—	—	512
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,450)	—	—	(1,450)
Restricted stock forfeitures and cancellations	(36,842)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	10,373	—	—	10,373

Balance at December 31, 2017	147,911,466	1,479	(518,030)	4,879,793	(3,521,527)	(46,522)	795,193
Net loss	—	—	—	—	(94,155)	—	(94,155)
Other comprehensive income, net of tax	—	—	—	—	—	1,338	1,338
Effects of adoption of new revenue accounting standard	—	—	—	—	52,711	—	52,711
Issuance of common stock for employee purchase plan	175,428	2	—	1,611	—	—	1,613
Issuance of common stock for vesting of restricted stock units	346,255	3	—	(3)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,190)	—	—	(1,190)
Restricted stock forfeitures and cancellations	(268,295)	(3)	—	3	—	—	—
Stock-based compensation expense	—	—	—	12,960	—	—	12,960

Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a global learning company, committed to delivering integrated solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH serves more than 50 million students and 3 million educators in 150 countries, while its award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of December 31, 2018 and 2017 and for the periods ended December 31, 2018, 2017 and 2016.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year.

Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2018, 2017 and 2016, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions including, but not limited to, book returns, deferred revenue and related standalone selling price estimates, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments valuation, income taxes, pensions and other postretirement benefits obligations, contingencies, litigation, depreciation and amortization periods, and the recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

The cumulative effect of the changes made to our consolidated balance sheets at January 1, 2018 were as follows:

	December 31, 2017	Adjustments due to Adoption	January 1, 2018
Assets
Accounts receivable, net	$192,569	$(1,092)	$191,477
Contract assets (1)	—	1,092	1,092
Deferred commissions	—	24,040	24,040
Liabilities
Deferred revenue (current and long-term)	$683,808	$(28,671)	$655,137
Stockholders’ equity
Accumulated deficit (2)	$(3,521,527)	$52,711	$(3,468,816)

(1)	Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets.
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

Impact of New Revenue Recognition Accounting Standard on Financial Statement Line Items

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheets, statements of operations and cash flows were as follows:

	December 31, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Assets
Accounts receivable, net	$203,574	$203,648	$(74)
Contract assets	74	—	74
Deferred commissions	22,635	—	22,635
Liabilities
Deferred revenue (current and long-term)	$647,444	$693,678	$(46,234)
Stockholders’ equity
Accumulated deficit	$(3,562,971)	$(3,625,345)	$(62,374)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Net sales	$1,322,417	$1,304,854	$17,563
Selling and administrative	649,295	647,891	1,404
Operating loss	(90,525)	(106,684)	16,159
Loss from continuing operations	(131,860)	(148,019)	16,159
Income from discontinued operations, net of tax	43,302	43,302	—
Net loss	(94,155)	(110,314)	16,159

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

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption	Effect of Change Higher / (Lower)
Cash flows from operating activities
Net loss	$(94,155)	$(110,314)	$16,159
Adjustments to reconcile net loss to net cash provided by operating activities
Other assets	3,908	2,504	1,404
Deferred revenue	(7,692)	9,871	(17,563)
Net cash provided by operating activities—continuing operations	104,084	104,084	—
Net cash provided by operating activities—discontinued operations	10,831	10,831	—
Net cash provided by operating activities	114,915	114,915	—

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

We estimate the collectability of contracts upon execution. For contracts with rights of return, the transaction price is adjusted to reflect the estimated returns for the arrangement on these sales and is made at the time of sale based on historical experience by product line or customer. The transaction prices allocated are adjusted to reflect expected returns and are based on historical return rates and sales patterns. Shipping and handling fees charged to customers are included in net sales.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. Significant financing components’ income is included in interest income.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including, but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, trade books, reference materials, formative assessment materials and multimedia instructional programs; licenses to book rights and content; access to hosted content; and services including professional development, consulting and training. Our contracts may also contain software performance obligations including perpetual and subscription based licenses and software maintenance and support services.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. At December 31, 2018 and January 1, 2018, we had $22.6 million and $24.0 million of deferred commissions, respectively. We had $10.5 million of amortization expense related to deferred commissions during the year ended December 31, 2018. These costs are included in selling and administrative expenses.

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

Advertising Costs and Sample Expenses

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $12.0 million, $12.4 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016,

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

respectively. Sample expenses are charged to selling and administrative expenses when the samples are shipped.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these investments.

Short-term Investments

Short-term investments typically consist of marketable securities with maturities between three and twelve months at the balance sheet date. We have classified all of our short-term investments as available-for-sale at December 31, 2018 and 2017. The investments are reported at fair value with any unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity as other comprehensive income (loss).

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, or in the case of assets acquired in business combinations, at fair value as of the acquisition date, less accumulated depreciation. Equipment under capital lease is stated at fair value at inception of the lease, less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Costs associated with developing film and episodic series assets are deferred if such amounts are expected to be recovered through future revenues. Film and episodic series costs are amortized on a pro rata basis of revenue earned and total revenue expected to be earned from the film or episodic series. Depreciation on property, plant, and equipment is calculated using the straight-line method over the estimated useful lives of the assets or, in the case of assets acquired in business combinations, over their remaining lives. Equipment held under capital leases and leasehold improvements are amortized using the

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property, plant, and equipment are as follows:

Estimated Useful Life
Building and building equipment	10 to 35 years
Machinery and equipment	2 to 15 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of useful life or lease term
Film and media	Revenue earned

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

We review internal-use software and software development costs for impairment. For the years ended December 31, 2018, 2017 and 2016, there was no impairment of software developments costs.

Pre-publication Costs

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). This policy is used throughout the Company, except for the Trade Publishing young readers and general interest books, which generally expenses such costs as incurred. Additionally, pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflects the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Amortization expense related to pre-publication costs for the years ended December 31, 2018, 2017 and 2016 were $109.3 million, $119.9 million and $121.9 million, respectively.

For the year ended December 31, 2017, an impairment charge for pre-publication costs of $4.0 million was recorded as certain products will no longer be sold in the marketplace. For the years ended December 31, 2018 and 2016, there was no impairment of pre-publication costs.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks and trade names, acquired publishing rights and customer relationships. Goodwill and indefinite-lived intangible assets (certain tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature, and involves the use of significant estimates and assumptions. These estimates and assumptions may include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of individual assets and liabilities.

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

Recoverability of goodwill can also be evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. We estimate total fair value of the Education reporting unit by using various valuation techniques including an evaluation of our market capitalization and peer company multiples. With regard to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at December 31, 2018 and 2017, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value based by preparing a relief-from-royalty discounted cash flow analysis using forwarding looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation.

We completed our annual goodwill impairment tests as of October 1, 2018 and 2017. In 2018 and 2017, we used income and market valuation approaches to determine the fair value of the Education reporting unit. The fair value of the Education reporting unit substantially exceeded its carrying value as of the evaluation dates. No goodwill was deemed to be impaired for the years ended December 31, 2018, 2017 and 2016, respectively.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We completed our annual indefinite-lived intangible assets impairment tests as of October 1, 2018 and 2017. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2018 and 2017. We recorded non-cash impairment charges of $130.2 million for the year ended December 31, 2016. The impairment charges related to four specific tradenames within the Education segment in 2016 and primarily resulted from the strategic decision to market our products under the Houghton Mifflin Harcourt and HMH name rather than legacy imprints along with certain declining sales projections.

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

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis, with consideration given to the other titles in the author’s portfolio also earning against the outstanding advance. Any portion of a royalty advance that is not expected to be recovered is fully reserved. Cash payments for royalty advances are included within cash flows from operating activities, under the caption “Royalties payable and author advances, net,” in our consolidated statements of cash flows.

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

We had accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis and have subsequently finalized our accounting analysis based on guidance, interpretations available at December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our financial statements. See Note 8 to the consolidated financial statements for further detail.

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

Financial Instruments

Derivative financial instruments are employed to manage risks associated with interest rate exposures and are not used for trading or speculative purposes. We recognize all derivative instruments in our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as hedges, to the extent they are effective, are recorded in other comprehensive loss, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. Changes in the fair value of derivatives not qualifying as hedges are reported in earnings. During 2018, 2017 and 2016, our interest rate swaps were designated as hedges and qualify for hedge accounting. Accordingly, we recorded an unrealized gain of $3.5 million and $4.9 million, and an unrealized loss of $2.5 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the periods ended December 31, 2018, 2017 and 2016, respectively. The corresponding $2.4 million hedge asset is included within long-term other assets in our consolidated balance sheet as of December 31, 2018. The corresponding $1.2 million and $6.1 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of December 31, 2017 and 2016, respectively. Our foreign exchange forward contracts did not qualify for hedge accounting because we did not contemporaneously document our hedging strategy upon entering into the hedging arrangements.

Treasury Stock

We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. Upon retirement the excess over par value is charged against capital in excess of par value.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Except where the result would be anti-dilutive, net loss per share is computed using the treasury stock method for the exercise of stock options. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the test for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual assessments are still required to be completed. The guidance will be effective in 2020, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance will be effective for us on January 1, 2019. We will apply the guidance at the adoption date and recognize right of use assets and lease liabilities in the period of adoption. We will adopt using the transition method, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The new guidance provides a number of optional practical expedients in transition. We will elect the package of practical expedients, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, we will elect the practical expedients to combine lease and non-lease components, and to not recognize right-of-use assets and lease liabilities for short-term leases. We have identified appropriate changes to our accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under the new guidance. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements and footnote disclosures, but we believe the adoption of this guidance will have a material impact on our consolidated balance sheets due to the recognition of the lease rights and obligations related to our office space leases as assets and liabilities. The impact on our results of operations and cash flows is not expected to be material.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Refer to “Adoption of New Revenue Recognition Accounting Standard” in this Note 2 for a detailed description of the impact of the adoption of the revenue standard.

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

3.	Discontinued Operations

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax book gain on sale of approximately $30.5 million. The gain was recorded in the fourth quarter of 2018 as the transaction closed on October 1, 2018. The tax gain on the sale was offset by current year losses. The results of the Riverside Business were

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

previously reported in our Education segment. In connection with the sale of the Riverside Business, we entered into a Transition Services Agreement (TSA) with the purchaser whereby we will perform certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.

Upon the signing of the asset purchase agreement on September 12, 2018, the Riverside Business qualified as a discontinued operation, and goodwill originally included in the Education reportable segment was transferred to the Riverside Business. The amount of transferred goodwill was $67.0 million and was determined using the relative fair value method. The relative fair value was determined based on the purchase price of the Riverside Business compared to the Education reportable segment fair value. The Education reportable segment fair value was based primarily on the market value of the overall Company at the date that the Riverside Business qualified as a discontinued operation. The allocation also required the assessment for impairment for each of the Riverside Business and Education reportable segment’s goodwill and indefinite-lived intangible assets carrying values. No impairment was deemed to exist.

Selected financial information of the Riverside Business included in discontinued operations is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Net sales	$56,562	$80,482	$80,707
Costs	37,714	54,718	55,304
Amortization	4,954	7,630	8,752
Impairment charge for intangible assets	—	—	9,000
Earnings from discontinued operations before taxes	13,894	18,134	7,651
Income tax expense (benefit)	1,061	984	(13,936)

Earnings from discontinued operations, net of tax	$12,833	$17,150	$21,587

The assets and liabilities of the Riverside Business have been classified as assets of discontinued operations and liabilities of discontinued operations on our consolidated balance sheets. The major categories of assets and liabilities of the Riverside Business included in assets of discontinued operations and liabilities of discontinued operations are as follows:

December 31, 2017
Accounts receivable, net	$8,511
Inventories	3,950
Prepaid expenses and other assets	28
Property, plant, and equipment, net	5,247
Pre-publication costs, net	10,900
Goodwill	67,000
Other intangible assets, net	28,125

Total assets of discontinued operations	$123,761

Accounts payable	$692
Royalties payable	6,194
Salaries, wages, and commissions payable	2,133
Deferred revenue	10,398
Other liabilities	5,289

Total liabilities of discontinued operations	$24,706

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

4.	Balance Sheet Information

Short-term Investments

The following table shows the gross unrealized losses and market value of our available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$49,824	$31	$(22)	$49,833

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Government and agency securities	$86,467	$25	$(43)	$86,449

The contractual maturities of our short-term investments are one year or less.

Account Receivable

Accounts receivable at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Accounts receivable	$224,306	$215,657
Allowance for bad debt	(2,173)	(2,508)
Reserve for book returns	(18,559)	(20,580)

	$203,574	$192,569

As of December 31, 2018, no individual customer comprised more than 10% of our accounts receivable, net balance. As of December 31, 2017, there was one individual customer that comprised approximately 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

Inventories

Inventories at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Finished goods	$162,890	$141,925
Raw materials	21,319	8,769

Inventories	$184,209	$150,694

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Property, Plant, and Equipment

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2018 and 2017 were as follows:

	2018	2017
Land and land improvements	$4,923	$4,923
Building and building equipment	9,415	9,867
Machinery and equipment	11,630	31,234
Capitalized software	563,314	522,826
Leasehold improvements	22,171	22,784
Film and media	14,920	8,056

	626,373	599,690
Less: Accumulated depreciation and amortization	(500,448)	(451,031)

Property, plant, and equipment, net	$125,925	$148,659

For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization expense related to property, plant, and equipment were $81.2 million, $71.0 million and $74.5 million, respectively.

Property, plant, and equipment at December 31, 2018 and 2017 included approximately $0.7 million and $6.9 million, respectively, acquired under capital lease agreements, of which the majority is included in machinery and equipment. The future minimum lease payments required under non-cancelable capital leases as of December 31, 2018 are $0.2 million in 2019, 2020 and 2021.

Included within property, plant, and equipment on our consolidated balance sheets are film and media assets. Our film and media assets are comprised of the cost to develop our animated series Carmen Sandiego. These assets will be amortized proportionally to the revenues recognized relative to the total estimated revenue consistent with the guidance over episodic television series development. In the fourth quarter of 2018, we recorded amortization expense of $6.1 million against this asset upon recognition of revenue, and is included within cost of sales, excluding publishing rights and pre-publication amortization, in the statement of operations. No amortization expense was previously recorded.

Substantially all property, plant, and equipment are pledged as collateral under our term loan and revolving credit facility.

Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the year ended December 31, 2018:

	December 31, 2018	January 1, 2018	$ Change	% Change
Contract assets	$74	$1,092	$(1,018)	NM
Contract liabilities (deferred revenue)	647,444	655,137	(7,693)	(1.2)%

NM = not meaningful

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The $6.7 million increase in our net contract liabilities from January 1, 2018 to December 31, 2018 was primarily due to a $7.7 million decrease in our contract liabilities, primarily due to the satisfaction of performance obligations related to physical and digital products during the period.

During the year ended December 31, 2018, we recognized the following net sales as a result of changes in the contract asset and contract liabilities balances:

Year Ended December 31, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$220,769

As of December 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $694.1 million, and we will recognize approximately 80% over the next 1 to 3 years to net sales.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. We did not record any impairment against contract assets during the year ended December 31, 2018. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $22.6 million at December 31, 2018 and amortized $10.5 million during the year ended December 31, 2018. The amortization is included in selling and administrative expenses.

5.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$716,073	$—	$716,073	$716,073	$—	$716,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(28,087)	136,043	164,130	(17,226)	146,904
Publishing rights	1,180,000	(1,112,869)	67,131	1,180,000	(1,078,156)	101,844
Customer related and other	444,640	(287,922)	156,718	444,640	(271,850)	172,790

Other intangible assets, net	$1,949,770	$(1,428,878)	$520,892	$1,949,770	$(1,367,232)	$582,538

There were no changes in the carrying amount of goodwill related to continuing operations for the year ended December 31, 2018. Goodwill related to continuing operations decreased $67.0 million compared to previously reported amounts. The decrease arises from the allocation of goodwill to the Riverside Business (i.e., discontinued operations) from the Education reportable segment goodwill amount. Refer to Note 3.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

In accordance with the provisions of the accounting standard for goodwill and other intangible assets, goodwill and certain indefinite-lived tradenames are not amortized but rather are assessed for impairment on an annual basis. In connection with this assessment, we recorded an impairment charge of approximately $130.2 million for certain of our indefinite-lived intangible assets, which has been reflected as of the measurement date of October 1, 2016, which are now definite-lived. There was no impairment charge recorded in the years ended December 31, 2018 and 2017. There was no goodwill impairment for the years ended December 31, 2018, 2017 and 2016, respectively.

During 2017, we acquired the remaining intellectual property rights to certain educational content and recorded an intangible asset of $2.0 million.

During 2016, certain tradenames were deemed to be definite-lived and, accordingly, are being amortized over their estimated useful lives. This was due to our strategic decision to gradually migrate away from specific imprints, primarily the Holt McDougal and various supplemental brands, and in favor of marketing our products under the Houghton Mifflin Harcourt and HMH names. As a result of this change in estimate from indefinite-lived to definite-lived intangible assets, we recorded amortization expense of $8.1 million, $8.1 million and $2.0 million during 2018, 2017 and 2016, respectively, related to these tradenames. During 2016, $109.4 million of previously indefinite-lived intangible assets were transferred to definite-lived intangible assets and $130.2 million of indefinite-lived intangible assets were impaired. Amortization expense for publishing rights and customer related and other intangibles were $61.6 million, $75.5 million and $87.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Trademarks and Tradenames	Publishing Rights	Other Intangible Assets
2019	$10,862	$26,557	$13,444
2020	10,862	20,056	9,594
2021	10,862	11,642	9,320
2022	10,862	7,569	9,119
2023	10,862	1,307	8,939
Thereafter	81,733	—	106,302

	$136,043	$67,131	$156,718

6.	Debt

Our debt consisted of the following:

	December 31, 2018	December 31, 2017
$800,000 term loan due May 29, 2021 interest payable quarterly (net of discount and issuance costs)	$763,649	$768,194
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$755,649	$760,194

Revolving credit facility	$—	$—

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Long-term debt repayments due in each of the next five years and thereafter is as follows:

Year
2019	8,000
2020	8,000
2021	756,000

$772,000

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

The term loan facility is required to be repaid in quarterly installments of $2.0 million, and may be prepaid, in whole or in part, at any time, without premium.

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of December 31, 2018, the interest rate of the term loan facility was 5.5%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of December 31, 2018. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $3.5 million and $4.9 million, and an unrealized loss of $2.5 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the periods ended December 31, 2018, 2017 and 2016, respectively. The corresponding $2.4 million hedge asset is included within long-term other assets and $1.2 million hedge liability is included within long-term other liabilities in our consolidated balance sheet as of December 31, 2018 and 2017, respectively. The interest rate derivative contracts mature on July 22, 2020.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Revolving Credit Facility

On July 22, 2015, we entered into an amended and restated revolving credit facility (the “revolving credit facility”). The revolving credit facility provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly or weekly and comprised of the Borrowers’ and the Guarantors’ (as such terms are defined below) eligible inventory and receivables. The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The revolving credit facility may be prepaid, in whole or in part, at any time, without premium.

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of December 31, 2018, no amounts are outstanding on the revolving credit facility.

As of December 31, 2018, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

In March 2017, we committed to certain operational efficiency and cost-reduction actions we planned to take in order to accomplish these objectives (“2017 Restructuring Plan”). These actions included making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We completed the organizational design change actions in 2017 and the remaining actions in 2018.

Implementation of actions under the 2017 Restructuring Plan resulted in total charges of approximately $42.8 million, of which approximately $32.6 million of these charges are estimated to result in cash outlays. We have recorded cash-related costs of $4.7 million and $27.9 million for the years ended December 31, 2018 and 2017, respectively, of which a portion of these expenses totaling approximately $16.2 million were related to severance and termination benefits for the year ended December 31, 2017. The remaining amount of approximately $4.7 million and $11.7 million related to implementation of the plan and real estate consolidation costs for the years ended December 31, 2018 and 2017, respectively. These costs are included in the restructuring line item within our consolidated statements of operations.

The following tables provide a summary of our total costs associated with the 2017 Restructuring Plan, included in the restructuring line item within our consolidated statements of operations, for the years ended December 31, 2018, 2017 and 2016, respectively, by major type of cost:

Type of Cost	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Total Amount Incurred to Date
Restructuring charges: (1)
Severance and termination benefits	$—	$16,206	$—	$16,206
Office space consolidation (2)	4,657	4,979	—	9,636
Implementation and impairment (3)	—	16,590	—	16,990

	$4,657	$37,775	$—	$42,832

(1)	All restructuring charges are included within Corporate and Other.
(2)

During the year ended December 31, 2017, we recorded a non-cash charge for a write-off of property, plant, and equipment of approximately $0.7 million and $4.2 million of accruals related to vacating certain office space in two of our locations.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation. The following is a rollforward of our liabilities associated with the 2017 Restructuring Plan:

	2018
	Restructuring accruals at December 31, 2017	Charges	Cash payments	Restructuring accruals at December 31, 2018
Severance and termination benefits	$4,306	$—	$(3,936)	$370
Office space consolidation	3,663	4,657	(1,947)	6,373

	$7,969	$4,657	$(5,883)	$6,743

	2017
	Restructuring accruals at December 31, 2016	Charges	Cash payments	Restructuring accruals at December 31, 2017
Severance and termination benefits	$—	$16,206	$(11,900)	$4,306
Office space consolidation	—	4,256	(593)	3,663
Implementation	—	7,472	(7,472)	—

	$—	$27,934	$(19,965)	$7,969

Severance and Other Charges

2018

Exclusive of the 2017 Restructuring Plan, during the year ended December 31, 2018, $5.7 million of severance payments were made to employees whose employment ended in 2018 and prior years and $1.0 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $6.8 million to reflect costs for severance, which we expect to be paid over the next twelve months.

2017

Exclusive of the 2017 Restructuring Plan, during the year ended December 31, 2017, $6.4 million of severance payments were made to employees whose employment ended in 2017 and prior years and $3.1 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $0.4 million to reflect costs for severance, which have been fully paid, along with a favorable $0.2 million adjustment for office space no longer occupied.

2016

During the year ended December 31, 2016, $7.4 million of severance payments were made to employees whose employment ended in 2016 and prior years and $3.9 million of net payments for office space no longer utilized by the Company. Further, we recorded an expense in the amount of $12.4 million to reflect additional costs for severance, which have been fully paid, along with a $3.3 million accrual for vacated space.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at December 31, 2018
Severance costs	$341	$6,821	$(5,742)	$1,420
Other accruals	1,299	—	(1,029)	270

	$1,640	$6,821	$(6,771)	$1,690

	2017
	Severance/ other accruals at December 31, 2016	Severance/ other expense	Cash payments	Severance/ other accruals at December 31, 2017
Severance costs	$6,417	$353	$(6,429)	$341
Other accruals	4,604	(176)	(3,129)	1,299

	$11,021	$177	$(9,558)	$1,640

	2016
	Severance/ other accruals at December 31, 2015	Severance/ other expense	Cash payments	Severance/ other accruals at December 31, 2016
Severance costs	$1,455	$12,350	$(7,388)	$6,417
Other accruals	5,251	3,300	(3,947)	4,604

	$6,706	$15,650	$(11,335)	$11,021

The current portion of the severance and other charges was $6.0 million and $6.9 million (inclusive of the 2017 Restructuring Plan) as of December 31, 2018 and 2017, respectively.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act. We recorded provisional estimates and have subsequently finalized our accounting analysis based on guidance, interpretations and information available at December 31, 2018. Adjustments made in the fourth quarter of 2018 upon finalization of our accounting analysis were not material to our financial statements.

Other significant provisions of the Act that were effective for 2018 include: an exemption from U.S. tax on dividends of future foreign earnings, limitations on the current deductibility of net interest expense in excess of 30% of adjustable taxable income, an incremental tax (base erosions anti-abuse tax, or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income, or “GILTI”). Under FASB Staff Q&A, Topic 740 No. 5, we have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

The substantial impact of the enactment of the 2017 Tax Act is reflected in the tables below.

The components of loss before taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
U.S.	$(134,884)	$(172,199)	$(360,689)
Foreign	3,024	443	2,988

Loss before taxes	$(131,860)	$(171,756)	$(357,701)

Total income taxes by jurisdiction are as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Income tax expense (benefit)
U.S.	$3,701	$(51,106)	$(52,741)
Foreign	1,896	(313)	1,185

	$5,597	$(51,419)	$(51,556)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Significant components of the (benefit) expense for income taxes attributable to loss from continuing operations consist of the following:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Current
Foreign	$1,562	$(259)	$437
U.S.—Federal	(63)	0	92
U.S.—State and other	(1,042)	(1,914)	1,496

Total current	457	(2,173)	2,025
Deferred
Foreign	334	(54)	748
U.S.—Federal	2,329	(54,666)	(49,772)
U.S.—State and other	2,477	5,474	(4,557)

Total deferred	5,140	(49,246)	(53,581)

Income tax (benefit) expense	$5,597	$(51,419)	$(51,556)

The reconciliation of the income tax rate computed at the statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations is as follows:

	For the Year Ended December 31,2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Statutory rate	21.0%	35.0%	35.0%
Permanent items	(2.6)	(3.5)	(0.8)
Release of uncertain tax positions	—	(0.2)	0.3
Foreign rate differential	(0.1)	(0.2)	0.2
State and local taxes	6.8	17.1	5.9
State and local net operating loss re-establishment	—	—	3.2
Increase in valuation allowance	(26.6)	(68.5)	(30.2)
Change in valuation allowance due to 2017 Tax Act	—	(43.9)	—
Impact of federal rate change on deferred tax assets and liabilities due to 2017 Tax Act	—	85.7	—
Tax credits	(2.7)	1.2	0.8
Adoption of 2016 Accounting Standard related to accounting changes for certain aspects of share-based payments to employees (1)	—	7.2	—

Effective tax rate	(4.2)%	29.9%	14.4%

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2018	2017
Tax assets related to
Net operating loss and other carryforwards	$228,364	$229,595
Returns reserve/inventory expense	39,113	40,687
Pension benefits	8,294	6,977
Postretirement benefits	4,338	6,285
Deferred interest (2)	261,647	280,246
Deferred revenue	118,450	122,192
Stock-based compensation	5,415	3,992
Deferred compensation	5,830	5,872
Research and Development	6,038	335
Other, net	9,064	8,540
Valuation allowance	(562,392)	(571,653)

	$124,161	$133,068

	2018	2017
Tax liabilities related to
Indefinite-lived intangible assets	(76,715)	(62,593)
Definite-lived intangible assets	(30,882)	(45,644)
Depreciation and amortization expense	(34,210)	(43,426)
Other, net	(6,170)	(81)

	(147,977)	(151,744)

Net deferred tax liabilities	$(23,816)	$(18,676)

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

(2)

The deferred interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current and prior years. At December 31, 2018 and 2017, we had gross deferred interest deductions totaling $975.2 million and $1,042.1 million, respectively. The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j). A full valuation allowance has been provided against deferred tax assets, excluding $3.3 million of foreign deferred tax assets which are expected to be realized, net of deferred tax liabilities resulting from indefinite-lived intangibles.

The net deferred tax liability balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows:

	2018	2017
Non-current deferred tax assets	$3,259	$3,593
Non-current deferred tax liabilities	(27,075)	(22,269)

	$(23,816)	$(18,676)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2015	$16,311
Reductions based on tax positions related to the prior year	(855)
Additions based on tax positions related to the current year	52

Balance at December 31, 2016	15,508
Reductions based on tax positions related to the prior year
Additions based on tax positions related to the current year	172

Balance at December 31, 2017	15,680
Reductions based on tax positions related to the prior year	—
Additions based on tax positions related to the prior year	—

Balance at December 31, 2018	$15,680

For the year ended December 31, 2017, the Company recorded $0.2 million of uncertain tax benefits due to its uncertainty around net operating losses that were generated in tax years ended December 31, 2014 and 2015. For the year ended December 31, 2016, the Company recognized $0.9 million of uncertain tax benefits (excluding interest and penalties) due to the expiration of the statute of limitations. We are currently open for audit under the statute of limitation for Federal, state and foreign jurisdictions for years 2012 to 2017. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

We report penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. At December 31, 2018 and 2017, accrued interest and penalties in the accompanying consolidated balance sheet and interest and penalties included in the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 were immaterial.

As of December 31, 2018, we have approximately $611.3 million of Federal tax loss carryforwards, which will expire between 2034 and 2037. The Company has approximately $1,234.3 million of state tax loss carryforward, which will expire between 2019 and 2038. In addition, we have foreign tax credit carryforwards of $8.4 million and research and development credit carryforwards of $4.2 million, which will expire between 2032 and 2036. The Company’s Irish net operating losses of $23.6 million are not subject to expiration. The Canadian losses ($1.8 million federal and $0.8 million provincial) will expire between 2033 and 2037. The Puerto Rico alternative minimum tax credit carryforwards of $2.7 million are not subject to expiration.

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

U.S. income taxes on the undistributed earnings of the Company’s non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so. There are no cumulative undistributed and untaxed foreign earnings at December 31, 2018 and 2017.

Based on our assessment of historical pre-tax losses and the fact that we did not anticipate sufficient future taxable income in the near term to assure utilization of certain deferred tax assets, the Company recorded a valuation allowance at December 31, 2018 and 2017 of $562.4 million and $571.7 million, respectively. We have decreased our valuation allowance by $9.3 million in 2018 with $35.1 million as a component of continuing operations and $0.5 million as a component of other comprehensive income.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of our plans as of and for the financial statement period ended December 31, 2018 and 2017:

	2018	2017
ABO at end of period	$162,096	$176,444
Change in PBO
PBO at beginning of period	$176,444	$177,300
Interest cost on PBO	5,300	5,528
Actuarial (gain) loss	(9,061)	6,206
Benefits paid	(10,587)	(12,590)

PBO at end of period	$162,096	$176,444

Change in plan assets
Fair market value at beginning of period	$152,311	$148,344
Actual return	(9,052)	16,477
Company contribution	104	80
Benefits paid	(10,587)	(12,590)

Fair market value at end of period	$132,776	$152,311

Unfunded status	$(29,320)	$(24,133)

Amounts recognized in the consolidated balance sheets at December 31, 2018 and 2017 consist of:

	2018	2017
Noncurrent liabilities	$(29,320)	$(24,133)

Additional year-end information for pension plans with ABO in excess of plan assets at December 31, 2018 and 2017 consist of:

	2018	2017
PBO	$162,096	$176,444
ABO	162,096	176,444
Fair value of plan assets	132,776	152,311

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at December 31, 2018 and 2017 are:

	2018	2017
Discount rate	4.2%	3.6%
Increase in future compensation	N/A	N/A

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic pension (income) cost includes the following components:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Interest cost on projected benefit obligation	$5,300	$5,528	$5,224
Expected return on plan assets	(7,985)	(9,263)	(9,150)
Amortization of net loss	1,420	804	50

Net pension (income) expense recognized for the period	$(1,265)	$(2,931)	$(3,876)

Significant actuarial assumptions used to determine net periodic pension cost at December 31, 2018, 2017 and 2016 are:

	2018	2017	2016
Discount rate	3.6%	4.0%	4.3%
Increase in future compensation	N/A	N/A	N/A
Expected long-term rate of return on assets	5.5%	6.3%	6.3%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. We regularly review the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 34% with equity managers, 56% with fixed income managers, 6% with real-estate investment trust managers and 4% with hedge fund managers. For 2019, we will use a 5.50% long-term rate of return for the Retirement Plan. We will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

Plan Assets

Plan assets for the U.S. tax qualified plans consist of a diversified portfolio of fixed income securities, equity securities, real estate, and cash equivalents. Plan assets do not include any of our securities. The U.S. pension plan assets are invested in a variety of funds within a Collective Trust (“Trust”). The Trust is a group trust designed to permit qualified trusts to comingle their assets for investment purposes on a tax-exempt basis.

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

The percentage of assets invested in each asset class at December 31, 2018 and 2017 is shown below.

Asset Class	2018 Percentage in Each Asset Class	2017 Percentage in Each Asset Class
Equity	30.2%	32.9%
Fixed income	57.6	55.3
Real estate investment trust	7.1	6.5
Other	5.1	5.3

	100.0%	100.0%

Fair Value Measurements

The fair value of our pension plan assets by asset category at December 31 were as follows:

	December 31, 2018	Not subject to leveling (1)
Cash and cash equivalents	$85	$85
Equity securities
U.S. equity	23,909	23,909
Non-US equity	11,497	11,497
Emerging markets equity	4,666	4,666
Fixed income
Government bonds	19,903	19,903
Corporate bonds	40,524	40,524
Mortgage-backed securities	7,248	7,248
Asset-backed securities	2,773	2,773
Commercial mortgage-backed securities	1,900	1,900
International fixed income	4,161	4,161
Alternatives
Real estate	9,448	9,448
Hedge funds	6,662	6,662

	$132,776	$132,776

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	December 31, 2017	Not subject to leveling (1)
Cash and cash equivalents	$835	$835
Equity securities
U.S. equity	29,749	29,749
Non-US equity	14,306	14,306
Emerging markets equity	6,004	6,004
Fixed income
Government bonds	24,203	24,203
Corporate bonds	42,909	42,909
Mortgage-backed securities	8,621	8,621
Asset-backed securities	1,782	1,782
Commercial mortgage-backed securities	2,070	2,070
International fixed income	4,738	4,738
Alternatives
Real estate	9,848	9,848
Hedge funds	7,246	7,246

	$152,311	$152,311

(1)	Investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

We recognize that risk and volatility are present to some degree with all types of investments. However, high levels of risk are minimized through diversification by asset class, and by style of each fund.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid.

Fiscal Year Ended	Pension
2019	$12,892
2020	12,783
2021	14,612
2022	13,186
2023	13,149
2024–2028	64,237

Expected Contributions

We do not expect to contribute in 2019, however, the actual funding decision will be made after the 2018 valuation is completed.

Postretirement Benefit Plan

We also provide postretirement medical benefits to retired full-time, nonunion employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of our plan as of and for the financial statement periods ended December 31, 2018 and 2017.

	2018	2017
Change in APBO
APBO at beginning of period	$21,903	$24,012
Service cost (benefits earned during the period)	128	134
Interest cost on APBO	672	771
Employee contributions	139	89
Plan amendments	—	—
Actuarial (gain)	(5,184)	(1,248)
Benefits paid	(1,846)	(1,855)

APBO at end of period	$15,812	$21,903

Change in plan assets
Fair market value at beginning of period	$—	$—
Company contributions	1,707	1,766
Employee contributions	139	89
Benefits paid	(1,846)	(1,855)

Fair market value at end of period	$—	$—

Unfunded status	$(15,812)	$(21,903)

Amounts for postretirement benefits accrued in the consolidated balance sheets at December 31, 2018 and 2017 consist of:

	2018	2017
Current liabilities	$(1,512)	$(1,618)
Noncurrent liabilities	(14,300)	(20,285)

Net amount recognized	$(15,812)	$(21,903)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income at December 31, 2018 and 2017 consist of:

	2018	2017
Net gain (loss)	$3,856	$(1,328)
Prior service (cost) credit	(467)	222

Accumulated other comprehensive income (loss)	$3,389	$(1,106)

Weighted average actuarial assumptions used to determine APBO at year-end December 31, 2018 and 2017 are:

	2018	2017
Discount rate	4.2%	3.6%
Health care cost trend rate assumed for next year	6.1%	6.3%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic postretirement benefit cost (income) included the following components:

	2018	2017	2016
Service cost	$128	$134	$163
Interest cost on APBO	672	771	876
Amortization of unrecognized prior service cost	(690)	(1,339)	(1,339)
Amortization of net loss	—	13	86

Net periodic postretirement benefit expense (income)	$110	$(421)	$(214)

Significant actuarial assumptions used to determine postretirement benefit cost at December 31, 2018, 2017 and 2016 are:

	2018	2017	2016
Discount rate	3.6%	4.1%	4.4%
Health care cost trend rate assumed for next year	6.3%	6.6%	6.9%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038	2038

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2017 and 2016 for the postretirement medical plan:

	2018	2017
One-percentage-point increase
Effect on total of service and interest cost components	$4	$7
Effect on postretirement benefit obligation	238	117
One-percentage-point decrease
Effect on total of service and interest cost components	(4)	(6)
Effect on postretirement benefit obligation	(208)	(104)

The following table presents the change in other comprehensive income for the year ended December 31, 2018 related to our pension and postretirement obligations.

	Pension Plans	Postretirement Benefit Plan	Total
Sources of change in accumulated other comprehensive loss
Net (gain) loss arising during the period	$7,970	$(5,184)	$2,786
Amortization of prior service credit	—	690	690
Amortization of net (gain) loss	(1,420)	—	(1,420)

Total accumulated other comprehensive income recognized during the period	$6,550	$(4,494)	$2,056

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) over the next fiscal year.

	Pension Plans	Postretirement Benefit Plan
Prior service credit (cost)	$—	$(42)
Net gain (loss)	(1,028)	164

	$(1,028)	$122

Amounts not yet reflected in net periodic benefit cost for pension plans and postretirement plan and recognized in accumulated other comprehensive income at December 31, 2018 and 2017 consist of:

	2018	2017
Net actuarial gain (loss)	$(36,779)	$(34,691)

Accumulated other comprehensive loss	$(36,779)	$(34,691)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year Ended	Postretirement Benefit Plan
2019	$1,512
2020	1,459
2021	1,409
2022	1,355
2023	1,308
2024-2028	5,778

Expected Contribution

We expect to contribute approximately $1.5 million in 2019.

Defined Contribution Retirement Plan

We maintain a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code and covers substantially all of our eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. We provide a matching contribution in amounts up to 3.0% of employee contributions. The 401(k) contribution expense amounted to $7.6 million, $8.0 million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We did not make any additional discretionary contributions in 2018, 2017 and 2016.

10.	Stock-Based Compensation

Total compensation expense related to grants of stock options, restricted stock, restricted stock units, and purchases under the employee stock purchase plan recorded in the years ended December 31, 2018, 2017 and 2016 was approximately $13.3 million, $10.7 million and $10.5 million, respectively, and is included in selling and administrative expense.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

2015 Omnibus Incentive Plan

Our Board of Directors adopted the 2015 Omnibus Incentive Plan (“Plan”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The Plan provides to grant up to an aggregate of 4,000,000 shares of our common stock plus 2,615,476 shares of our common stock that were reserved for issuance under the 2012 Management Incentive Plan (“2012 MIP”) as of May 19, 2015 but were not issuable pursuant to any outstanding awards. There were 10,604,071 additional shares underlying outstanding awards under the 2012 MIP as of May 19, 2015 that could have otherwise become available again for grants under the 2012 MIP in the future (by potential forfeiture, withholding or otherwise) which will instead become reserved for issuance under the Plan in the event such shares become available for future grants.

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

As of May 19, 2015, there were 6,615,476 shares authorized and available for issuance under the Plan plus any amount that could have otherwise become available again for grants under the 2012 MIP in the future by forfeiture, withholding or otherwise. As of December 31, 2018, there were 5,822,632 shares authorized and available for future issuance under the Plan. The vesting terms for equity awards generally range from 1 to 4 years over equal annual installments and generally expire seven years after the date of grant.

Stock Options

The following table summarizes option activity for certain employees in our stock options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2017	3,760,098	$13.43
Granted	137,363	5.25
Exercised	—	—
Forfeited	(409,249)	14.50

Balance at December 31, 2018	3,488,212	$12.98

Vested and expected to vest at December 31, 2018	3,376,551	$13.02

Exercisable at December 31, 2018	2,135,401	$13.63

As of December 31, 2018, the range of exercise prices is $5.25 to $22.80 with a weighted average remaining contractual life of 3.5 years for options outstanding. The weighted average remaining contractual life for options vested and expected to vest and exercisable was 3.4 years and 2.2 years, respectively. The intrinsic

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option as of the balance sheet date. The intrinsic value of options outstanding, and vested and expected to vest, was $0.5 million and zero at December 31, 2018 and 2017, respectively. The intrinsic value of options exercisable was zero at December 31, 2018 and 2017.

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield.

The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Expected term (years) (a)	4.75	4.75	4.75
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility (b)	35.30%	25.22%-25.50%	23.86%-24.26%
Risk-free interest rate (c)	2.84%	1.94%-1.99%	1.20%-1.31%

(a)

The expected term is the number of years that we estimate that options will be outstanding prior to exercise. We have used the simplified method for estimating the expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The simplified method represents the best estimate of the expected term.

(b)

Historically, we have estimated volatility for options granted based on the historical volatility for a group of companies (including our own) believed to be a representative peer group, and were selected based on industry and market capitalization. During 2018, we have estimated volatility based on our historical volatility.

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

As of December 31, 2018, there remained approximately $3.0 million of unearned compensation expense related to unvested stock options to be recognized over a weighted average term of 2.5 years.

The weighted average grant date fair value was $1.82, $2.85 and $4.25 for options granted in 2018, 2017 and 2016, respectively.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock activity for grants to certain employees and independent members of the board of directors in our restricted stock and restricted stock units:

	Restricted Stock		Restricted Stock Units
	Numbers of Units	Weighted Average Grant Date Fair Value	Numbers of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	273,655	$20.10	1,808,957	$13.37
Granted	—	—	2,365,322	6.83
Vested	(9,619)	20.10	(498,806)	13.47
Forfeited	(264,036)	20.10	(305,697)	9.03

Balance at December 31, 2018	—	$—	3,369,776	$9.16

During 2018 and 2017, we granted market-based restricted stock units to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (TSR) of our common stock as compared to the TSR of the common stock of a peer group comprised of each member of the Russell 2000 Small Cap Market Index over a three-year performance measurement period. In addition, award recipients must remain employed by us throughout the three-year performance measurement period to attain the full amount of the market-based units that satisfy the market performance criteria. We determined the fair value of the 2018 and 2017 market-based restricted stock units to be approximately $3.0 million and $2.7 million, respectively. We determined the fair value based on a Monte Carlo simulation as of the date of grant, utilizing the following assumptions: the stock price on the date of grant of $7.00 and $5.25 for 2018, and $11.05 and $12.95 for 2017, a three-year performance measurement period, and a risk-free rate of 2.39% and 1.45% for 2018 and 2017, respectively. We recognize the expense on these awards on a straight-line basis over the three-year performance measurement period.

As of December 31, 2018, there remained approximately $14.5 million of unearned compensation expense related to unvested restricted stock units to be recognized over a weighted average term of 1.7 years. The restricted stock units include a combination of time-based and performance-based vesting.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for up to an aggregate of 1.3 million shares of our common stock may be made available for sale under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85% of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2018, there were approximately 0.8 million shares available for future issuance under the ESPP.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Information related to shares issued or to be issued in connection with the ESPP based on employee contributions and the range of purchase prices is as follows:

	December 31, 2018	December 31, 2017
Shares issued or to be issued	167,991	165,145
Range of purchase prices	$6.50	$7.91—$9.22

We record stock-based compensation expense related to the discount provided to participants. Also, we use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $0.3 million and $0.5 million in expense associated with our ESPP for the years ended December 31, 2018 and 2017, respectively.

Warrants

Following our emergence from Chapter 11 on June 22, 2012 and in accordance with the plan of reorganization, after giving effect of the 2-for-1 stock split, there were 7,368,422 shares of common stock reserved for issuance upon exercise of warrants under the 2012 MIP. Each existing common stockholder prior to bankruptcy received its pro rata share of warrants to purchase 5% of the common stock of the Company, subject to dilution for equity awards issued in connection with the 2012 MIP. The warrants have a term of seven years. As of December 31, 2018, there were warrants outstanding for the purchase of 7,297,909 shares of common stock at a strike price of $21.14.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017:

	2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$228,587	$228,587	$—	(a)
U.S. treasury securities	24,939	24,939	—	(a)
U.S. agency securities	24,894	—	24,894	(a)
Interest rate derivatives	2,382	—	2,382	(a)

	$280,802	$253,526	$27,276

Financial liabilities
Foreign exchange derivatives	$534	$—	$534	(a)

	$534	$—	$534

	2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$115,464	$115,464	$—	(a)
U.S. treasury securities	16,065	16,065	—	(a)
U.S. agency securities	70,384	—	70,384	(a)
Foreign exchange derivatives	351	—	351	(a)

	$202,264	$131,529	$70,735

Financial liabilities
Interest rate derivatives	$1,159	$—	$1,159	(a)

	$1,159	$—	$1,159

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $228.6 million and $115.5 million invested in money market funds as of December 31, 2018 and 2017, respectively, we had $24.8 million and $33.5 million of cash invested in bank accounts as of December 31, 2018 and 2017, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.7 million and $15.8 million at December 31, 2018 and 2017, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2018 and 2017, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of December 31, 2018. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income (loss), net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

The following table presents our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis during 2017:

	2017	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Nonfinancial assets
Property, plant and equipment	$—	$—	$9,119	(c	)
Pre-publication costs	—	—	3,980	(c	)

	$—	$—	$13,099

The carrying amounts of software development costs, included within property, plant, and equipment, are periodically compared to net realizable value and impairment charges are recorded, as appropriate, when amounts expected to be realized are lower. During the year ended December 31, 2017 in connection with our 2017 Restructuring Plan, we recorded an impairment charge of approximately $9.1 million related to a certain long-lived asset included within property, plant, and equipment as the carrying amount of the asset is no longer recoverable based on projected cash flows, which was classified as Level 3 due to significant unobservable inputs. The impairment charge is included in the Restructuring line item in the consolidated statements of operations. There was no impairment of property, plant, and equipment for the year ended December 31, 2018.

Pre-publication costs recorded on the balance sheet are periodically reviewed for impairment by comparing the unamortized capitalized costs of the assets to the fair value of those assets. For the year ended December 31, 2017, we recorded an impairment charge of $4.0 million as the products will no longer be sold in the marketplace. There was no impairment of pre-publication costs for the year ended December 31, 2018.

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering market multiple and recent transaction values of peer companies, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment recorded for goodwill for the years ended December 31, 2018 and 2017.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the years ended December 31, 2018 and 2017.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at December 31, 2018 and 2017. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$763,649	$691,102	$768,194	$710,579

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at December 31, 2018 and 2017. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

12.	Commitments and Contingencies

Lease Obligations

We have operating leases for various real property, office facilities, and warehouse equipment that expire at various dates through 2023 and thereafter. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

Operating Leases
2019	$32,694
2020	26,889
2021	26,118
2022	24,549
2023	27,469
Thereafter	171,203

Total minimum lease payments	$308,922

Total future minimal rentals under subleases	$10,607

For the years ended December 31, 2018, 2017 and 2016, rent expense, net of sublease income, was $41.9 million, $37.6 million and $28.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the rent expense included $4.7 million, $4.1 million and $3.3 million charge, respectively, as additional real estate was vacated.

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

We were contingently liable for $4.4 million and $2.5 million of performance-related surety bonds for our operating activities as of December 31, 2018 and 2017, respectively. An aggregate of $24.3 million and $25.2 million of letters of credit existed each year at December 31, 2018 and 2017, of which $0.1 million backed the aforementioned performance-related surety bonds each year in 2018 and 2017.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of December 31, 2018 and 2017.

13.	Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net change in pension and benefit plan liabilities	$(41,557)	$(39,501)	$(41,235)
Foreign currency translation adjustments	(5,909)	(5,753)	(5,862)
Unrealized loss on short-term investments	(99)	(108)	(90)
Net change in unrealized loss on derivative instruments	2,381	(1,160)	(6,108)

	$(45,184)	$(46,522)	$(53,295)

Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 relating to the amortization of defined benefit pension and postretirement benefit plans totaled approximately $(0.9) million, $(0.7) million and $0.5 million, respectively, and affected the selling and administrative line item in the consolidated statement of operations. These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Stock Repurchase Program

Our Board of Directors previously authorized the repurchase of up to $1.0 billion in aggregate value of the Company’s common stock through December 31, 2018. As of December 31, 2018 when this repurchase authorization expired, there was approximately $482.0 million remaining under this authorization. There was no share repurchase activity for the years ended December 31, 2018 and 2017.

The Company’s share repurchase activity during 2016 was as follows:

Year Ended December 31, 2016
Cost of repurchases	$55,017
Shares repurchased	2,903,566
Average cost per share	$18.95

14.	Related Party Transactions

There were no related party transactions during 2018, 2017 and 2016.

15.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Numerator
Loss from continuing operations	$(137,457)	$(120,337)	$(306,145)

Earnings from discontinued operations, net of tax	12,833	17,150	21,587
Gain on sale of discontinued operations, net of tax	30,469	—	—

Income from discontinued operations, net of tax	43,302	17,150	21,587

Net loss attributable to common stockholders	$(94,155)	$(103,187)	$(284,558)

Denominator
Weighted average shares outstanding
Basic	123,444,943	122,949,064	122,418,474
Diluted	123,444,943	122,949,064	122,418,474
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(1.11)	$(0.98)	$(2.50)
Discontinued operations	0.35	0.14	0.18

Net loss	$(0.76)	$(0.84)	$(2.32)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Stock options	3,406,171	2,977,550	5,322,266
Restricted stock units	2,793,680	1,429,816	715,504

16.	Segment Reporting

As of December 31, 2018, we had two reportable segments (Education and Trade Publishing). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our Trade Publishing segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for Trade Publishing products are retail stores, both physical and online, and wholesalers.

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

(in thousands)	Year Ended December 31,
	Education	Trade Publishing	Corporate/ Other
2018
Net sales	$1,122,689	$199,728	$—
Segment Adjusted EBITDA	210,604	21,942	(40,418)
2017
Net sales	$1,146,453	$180,576	$—
Segment Adjusted EBITDA	223,941	12,096	(50,758)
2016
Net sales	$1,126,363	$165,615	$—
Segment Adjusted EBITDA	194,632	6,255	(48,582)

The following table disaggregates our net sales by major source:

	Year Ended December 31, 2018
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$538,166	$—	$538,166
Extensions businesses (2)	584,523	—	584,523
Trade products	—	199,728	199,728

Net sales	$1,122,689	$199,728	$1,322,417

	Year Ended December 31, 2017
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$595,097	$—	$595,097
Extensions businesses (2)	551,356	—	551,356
Trade products	—	180,576	180,576

Net sales	$1,146,453	$180,576	$1,327,029

	Year Ended December 31, 2016
(in thousands)	Education	Trade Publishing	Consolidated
Core solutions (1)	$602,862	$—	$602,862
Extensions businesses (2)	523,501	—	523,501
Trade products	—	165,615	165,615

Net sales	$1,126,363	$165,615	$1,291,978

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental and professional services.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

(in thousands)	Years Ended December 31,
	2018	2017	2016
Total Segment Adjusted EBITDA	$192,128	$185,279	$152,305
Interest expense	(45,680)	(42,805)	(39,181)
Interest income	2,550	1,338	518
Depreciation expense	(75,116)	(71,049)	(74,467)
Amortization expense—film asset	(6,057)	—	—
Amortization expense	(170,903)	(195,394)	(209,592)
Non-cash charges—stock compensation	(13,248)	(10,728)	(10,491)
Non-cash charges—loss on derivative instruments	(1,374)	1,366	(614)
Non-cash charges—asset impairment charges	—	(3,980)	(130,205)
Purchase accounting adjustments	—	—	(5,116)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(2,883)	(1,464)	(1,123)
2017 Restructuring Plan	(4,657)	(37,775)	—
Restructuring/Integration	—	—	(14,364)
Severance, separation costs and facility closures	(6,821)	(177)	(15,371)
Legal reimbursement (settlement)	—	3,633	(10,000)
Gain on sale of assets	201	—	—

Loss before taxes	(131,860)	(171,756)	(357,701)
(Provision) benefit for income taxes	(5,597)	51,419	51,556

Net loss from continuing operations	$(137,457)	$(120,337)	$(306,145)

Segment information as of December 31, 2018 and 2017 is as follows:

(in thousands)
	2018	2017
Total assets—Education segment	$1,999,481	$2,121,647
Total assets—Trade Publishing segment	167,510	173,395
Total assets—Corporate and Other	328,133	268,549

Total consolidated assets	$2,495,124	$2,563,591

The following represents long-lived assets (property, plant, and equipment) outside of the United States, which are substantially in Ireland. All other long-lived assets are located in the United States.

(in thousands)	2018	2017
Long-lived assets—International	$64	$7,593

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following is a schedule of net sales by geographic region:

(in thousands)
Year Ended December 31, 2018
Net sales—U.S.	$1,249,568
Net sales—International	72,849

Total net sales	$1,322,417

Year Ended December 31, 2017
Net sales—U.S.	$1,254,956
Net sales—International	72,073

Total net sales	$1,327,029

Year Ended December 31, 2016
Net sales—U.S.	$1,203,855
Net sales—International	88,123

Total net sales	$1,291,978

17.	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Charges	Utilization of Allowances	Balance at End of Year
2018
Allowance for doubtful accounts	$2,508	$128	$(463)	$2,173
Reserve for returns	20,580	36,395	(38,416)	18,559
Reserve for royalty advances	103,606	17,301	(3,110)	117,797
Deferred tax valuation allowance	571,653	(7,667)	(1,594)	562,392
2017
Allowance for doubtful accounts	$3,463	$400	$(1,355)	$2,508
Reserve for returns	18,671	43,682	(41,773)	20,580
Reserve for royalty advances	85,526	17,861	219	103,606
Deferred tax valuation allowance	759,887	(187,480)	(754)	571,653
2016
Allowance for doubtful accounts	$8,323	$734	$(5,594)	$3,463
Reserve for returns	23,889	54,058	(59,276)	18,671
Reserve for royalty advances	69,978	16,270	(722)	85,526
Deferred tax valuation allowance	664,730	98,949	(3,792)	759,887

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

18.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2018:
Net sales	$199,759	$357,365	$516,255	$249,038
Gross profit	64,315	162,827	278,175	91,663
Operating income (loss)	(92,905)	(14,747)	91,838	(74,711)
Income (loss) from continuing operations, net of tax	(105,886)	(29,089)	83,908	(86,390)
Income from discontinued operations, net of tax	4,575	5,817	2,441	30,469
Net income (loss)	(101,311)	(23,272)	86,349	(55,921)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$(0.86)	$(0.24)	$0.68	$(0.70)
Discontinued operations	0.04	0.05	0.02	0.25

Net loss	$(0.82)	$(0.19)	$0.70	$(0.45)
Diluted:
Continuing operations	$(0.86)	$(0.24)	$0.68	$(0.70)
Discontinued operations	0.04	0.05	0.02	0.25

Net loss	$(0.82)	$(0.19)	$0.70	$(0.45)
2017:
Net sales	$203,685	$373,393	$516,206	$233,745
Gross profit	63,702	165,803	271,053	71,807
Operating income (loss)	(100,494)	(33,837)	88,373	(89,183)
Income (loss) from continuing operations, net of tax	(123,861)	(48,666)	88,636	(36,446)
Income from discontinued operations, net of tax	3,203	1,799	1,870	10,278
Net income (loss)	(120,658)	(46,867)	90,506	(26,168)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$(1.01)	$(0.40)	$0.72	$(0.29)
Discontinued operations	0.03	0.02	0.02	0.08

Net loss	$(0.98)	$(0.38)	$0.74	$(0.21)
Diluted:
Continuing operations	$(1.01)	$(0.40)	$0.72	$(0.29)
Discontinued operations	0.03	0.02	0.01	0.08

Net loss	$(0.98)	$(0.38)	$0.73	$(0.21)

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

During the three months ended September 30, 2018, we recorded out-of-period corrections of approximately $2.8 million increasing net sales and reducing deferred revenue that should have been recognized during the three months ended March 31, 2018. During the six months ended June 30, 2017, we recorded out-of-period corrections of approximately $4.0 million increasing net sales and reducing deferred revenue that should have been recognized previously. Management believes these out-of-period corrections are not material to the current period financial statements or any previously issued financial statements.

19.	Subsequent Events

On January 14, 2019, we completed the acquisition of certain assets of PV Waggle LLC, which comprised a web-based adaptive learning solution providing Math and ELA instruction for students in grades 2-8 for a total purchase price of approximately $5.4 million. We are currently in the process of finalizing the accounting for the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2018 were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the aforementioned criteria (and subject to the aforementioned exclusion), management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item shall be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report by reference.

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

Item 11. Executive Compensation

The information required by this Item shall be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item shall be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item shall be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item shall be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018, and is incorporated into this Annual Report by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Prepackaged Joint Plan of Reorganization of the Debtors Under Chapter 11 of the Bankruptcy Code by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers, LLC, Houghton Mifflin Holding Company, Inc., Houghton Mifflin, LLC, Houghton Mifflin Finance, Inc., Houghton Mifflin Holdings, Inc., HM Publishing Corp., Riverdeep Inc., A Limited Liability Company, Broderbund LLC, RVDP, Inc., HRW Distributors, Inc., Greenwood Publishing Group, Inc., Classroom Connect, Inc., Achieve! Data Solutions, LLC, Steck-Vaughn Publishing LLC, HMH Supplemental Publishers Inc., HMH Holdings (Delaware), Inc., Sentry Realty Corporation, Houghton Mifflin Company International, Inc., The Riverside Publishing Company, Classwell Learning Group Inc., Cognitive Concepts, Inc., Edusoft And Advanced Learning Centers, Inc. (incorporated herein by reference to Exhibit No. 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

2.2	Stock and Asset Purchase Agreement dated as of April 23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 24, 2015 (File No. 001-36166)). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

2.3	Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of September 12, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 12, 2018 (File No. 001-36166)). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

2.4	Amendment No. 1 to Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of October 1, 2018 (incorporated herein by reference to Exhibit 2.1b to the Company’s Current Report on Form 8-K, filed October 5, 2018 (File No. 001-36166)). Certain schedules and similar attachments to this Exhibit 2.1 have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules and similar attachments to the SEC upon its request.

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed November 19, 2013 (File No. 001-36166)).

4.1	Investor Rights Agreement, dated as of June 22, 2012, by and among HMH Holdings (Delaware), Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit No. 4.1 to

Exhibit No.	Description
Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

4.2	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit No. 4.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed October 25, 2013 (File No. 333-190356)).

4.3	Form of Warrant Certificate (incorporated herein by reference to Exhibit No. 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

4.4	Warrant Agreement, dated as of June 22, 2012, among HMH Holdings (Delaware), Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated herein by reference to Exhibit No. 4.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed October 4, 2013 (File No. 333-190356)).

10.1	Nomination Agreement, effective December 21, 2016, by and among Houghton Mifflin Harcourt Company and certain affiliates of Anchorage Capital Group, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2016 (File No. 001-36166)).

10.2†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit No. 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.3	Amended and Restated Term Loan Credit Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 29, 2015 (File No. 001-36166)).

10.4	Amended and Restated Term Facility Guarantee and Collateral Agreement, dated as of May 29, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 29, 2015 (File No. 001-36166)).

10.5	Amended and Restated Revolving Credit Agreement, dated as of July 22, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2015 (File No. 001-36166)).

10.6	Amended and Restated Revolving Facility Guarantee and Collateral Agreement, dated as of July 23, 2015, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, the subsidiaries of Houghton Mifflin Harcourt Company from time to time party thereto and Citibank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 22, 2015 (File No. 001-36166)).

Exhibit No.	Description

10.7†	HMH Holdings (Delaware), Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit No. 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.8†	Houghton Mifflin Harcourt Publishing Company ELT Severance Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2015 (File No. 001-36166)).

10.9†	Houghton Mifflin Harcourt Severance Plan, amended and restated as of March 31, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36166)).

10.11†	Form of Director Compensation Letter (incorporated herein by reference to Exhibit No. 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.12†	Houghton Mifflin Harcourt Company Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit No. 10.50 to the Company’s Annual Report on Form 10-K, filed February 25, 2016 (File No. 001-36166)).

10.13†	Houghton Mifflin Harcourt Company Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.14†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan (incorporated herein by reference to Exhibit No. 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.15†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Stock Option Award Notice (incorporated herein by reference to Exhibit No. 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.16†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Time-Based Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.32 to the Company’s Annual Report on Form 10-K, filed February 26, 2015 (File No. 001-36166)).

10.17†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Performance-Based Restricted Stock Award Notice (incorporated herein by reference to Exhibit No. 10.33 to the Company’s Annual Report on Form 10-K, filed February 26, 2015 (File No. 001-36166)).

10.18†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Performance-Based Restricted Stock Unit Award Notice (incorporated herein by reference to Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K, filed February 26, 2015 (File No. 001-36166)).

10.19†	HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Time-Based Restricted Stock Award Notice (incorporated herein by reference to Exhibit No. 10.35 to the Company’s Annual Report on Form 10-K, filed February 26, 2015 (File No. 001-36166)).

10.20†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.21†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Employees) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

Exhibit No.	Description

10.22†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Performance-Based Restricted Stock Unit Award Notice (Employees) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, filed May 29, 2015 (File No. 333-204519)).

10.23†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Time-Based Restricted Stock Unit Award Notice (Directors) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2015 (File No. 001-36166)).

10.24†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan Form of Stock Option Award Notice (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed August 6, 2015 (File No. 001-36166)).

10.25†	Houghton Mifflin Harcourt Company Form of Restricted Stock Unit Award Notice (with Deferral Feature—Directors) (incorporated herein by reference to Exhibit No. 10.51 to the Company’s Annual Report on Form 10-K, filed February 25, 2016 (File No. 001-36166)).

10.26†	Houghton Mifflin Harcourt Company Form of Performance-Based Restricted Stock Unit Award Notice (TSR/Billings—Employees) (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed May 4, 2016 (File No. 001-36166)).

10.27*†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan New Hire Stock Option Award Notice dated May 9, 2017 by and between Houghton Mifflin Harcourt Company and John J. Lynch, Jr. (incorporated herein by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K, filed February 22, 2018) (File No. 001-36166)).

10.28*†	Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan New Hire Time-Based Restricted Stock Unit Award Notice dated May 9, 2017 by and between Houghton Mifflin Harcourt Company and John J. Lynch, Jr. (incorporated herein by reference to Exhibit No. 10.28 to the Company’s Annual Report on Form 10-K, filed February 22, 2018) (File No. 001-36166)).

10.29†	William Bayers Offer Letter dated April 10, 2007, as amended on May 14, 2009 (incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.30†	Lee R. Ramsayer Offer Letter dated January 25, 2012 (incorporated herein by reference to Exhibit No. 10.29 to the Company’s Annual Report on Form 10-K, filed March 27, 2014 (File No. 001-36166)).

10.31†	Joseph Abbott Offer Letter dated as of March 10, 2016 (incorporated herein by reference to Exhibit No. 201-5 10.3 to the Company’s Current Report on Form 8-K, filed March 10, 2016 (File No. 001-36166)).

10.32†	Letter Agreement, effective September 22, 2016, by and between Houghton Mifflin Harcourt Company and L. Gordon Crovitz (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2016 (File No. 001-36166)).

10.33†	John J. Lynch Offer Letter dated February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 15, 2017 (File No. 001-36166)).

10.34*†	Rosamund Else-Mitchell Offer Letter dated April 22, 2015 (incorporated herein by reference to Exhibit No. 10.34 to the Company’s Annual Report on Form 10-K, filed February 22, 2018) (File No. 001-36166)).

10.35*†	Rosamund Else-Mitchell Promotion Letter dated August 27, 2015 (incorporated herein by reference to Exhibit No. 10.35 to the Company’s Annual Report on Form 10-K, filed February 22, 2018) (File No. 001-36166)).

Exhibit No.	Description

10.36*†	Rosamund Else-Mitchell Promotion Letter dated August 3, 2017 (incorporated herein by reference to Exhibit No. 10.36 to the Company’s Annual Report on Form 10-K, filed February 22, 2018) (File No. 001-36166)).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Lynch, Jr. John J. Lynch, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2019

/s/ Joseph P. Abbott, Jr. Joseph P. Abbott, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2019

/s/ Michael J. Dolan Michael J. Dolan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2019

/s/ Lawrence K. Fish Lawrence K. Fish	Chairman of the Board of Directors	February 28, 2019

/s/ Daniel M. Allen Daniel M. Allen	Director	February 28, 2019

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	February 28, 2019

/s/ Jean S. Desravines Jean S. Desravines	Director	February 28, 2019

/s/ Jill A. Greenthal Jill A. Greenthal	Director	February 28, 2019

/s/ John F. Killian John F. Killian	Director	February 28, 2019

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director	February 28, 2019

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 28, 2019

/s/ Tracey D. Weber Tracey D. Weber	Director	February 28, 2019