Form 10-Q
period 2019-03-31
Houghton Mifflin Harcourt Co
filed 2019-05-09
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36166

Houghton Mifflin Harcourt Company

(Exact name of registrant as specified in its charter)

Delaware	27-1566372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 High Street

Boston, MA 02110

(617) 351-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HMHC	The Nasdaq Stock Market LLC

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

The number of shares of common stock, par value $0.01 per share, outstanding as of May 6, 2019 was 124,110,547.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low-cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; unanticipated consequences of the recently completed disposition of our Riverside clinical and standardized testing business; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$74,185	$253,365
Short-term investments	9,999	49,833
Accounts receivable, net of allowances for bad debts and book returns of $18.7 million and $20.7 million, respectively	183,125	203,574
Inventories	261,924	184,209
Prepaid expenses and other assets	20,953	15,297

Total current assets	550,186	706,278
Property, plant, and equipment, net	116,095	125,925
Pre-publication costs, net	321,837	323,641
Royalty advances to authors, net	47,544	47,993
Goodwill	716,845	716,073
Other intangible assets, net	511,963	520,892
Operating lease assets	144,695	—
Deferred income taxes	3,259	3,259
Deferred commissions	21,861	22,635
Other assets	27,180	28,428

Total assets	$2,461,465	$2,495,124

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	115,762	76,313
Royalties payable	42,085	66,893
Salaries, wages, and commissions payable	17,120	50,225
Deferred revenue	234,014	251,944
Interest payable	377	136
Severance and other charges	1,717	6,020
Accrued postretirement benefits	1,512	1,512
Operating lease liabilities	14,326	—
Other liabilities	22,018	26,649

Total current liabilities	456,931	487,692
Long-term debt, net of discount and issuance costs	754,513	755,649
Operating lease liabilities	142,441	—
Long-term deferred revenue	373,749	395,500
Accrued pension benefits	29,140	29,320
Accrued postretirement benefits	13,268	14,300
Deferred income taxes	32,972	27,075
Other liabilities	5,780	17,118

Total liabilities	1,808,794	1,726,654

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,687,581 and 148,164,854 shares issued at March 31, 2019 and December 31, 2018, respectively; 124,110,547 and 123,587,820 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,487	1,481
Treasury stock, 24,577,034 shares as of March 31, 2019 and December 31, 2018, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,895,556	4,893,174
Accumulated deficit	(3,679,608)	(3,562,971)
Accumulated other comprehensive loss	(46,734)	(45,184)

Total stockholders’ equity	652,671	768,470

Total liabilities and stockholders’ equity	$2,461,465	$2,495,124

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2019	2018
Net sales	$194,635	$199,759
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	96,055	99,733
Publishing rights amortization	7,605	10,090
Pre-publication amortization	33,082	25,621

Cost of sales	136,742	135,444
Selling and administrative	151,983	145,527
Other intangible asset amortization	6,524	6,866
Severance and other charges	1,221	3,943
Loss on sale of assets	—	884

Operating loss	(101,835)	(92,905)

Other income (expense)
Retirement benefits non-service income	42	320
Interest expense	(11,582)	(10,936)
Interest income	1,092	506
Change in fair value of derivative instruments	(450)	372
Income from transition services agreement	1,826	—

Loss from continuing operations before taxes	(110,907)	(102,643)
Income tax expense for continuing operations	6,455	3,243

Loss from continuing operations	(117,362)	(105,886)

Income from discontinued operations, net of tax	—	4,575

Net loss	$(117,362)	$(101,311)

Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.95)	$(0.86)
Discontinued operations	—	0.04

Net loss	$(0.95)	$(0.82)

Weighted average shares outstanding
Basic	123,798,641	123,222,353

Diluted	123,798,641	123,222,353

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2019	2018
Net loss	$(117,362)	$(101,311)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax	(232)	227
Unrealized gain on short-term investments, net of tax	9	18
Net change in unrealized (loss) gain on derivative financial instruments, net of tax	(1,327)	3,476

Other comprehensive (loss) income, net of taxes	(1,550)	3,721

Comprehensive loss	$(118,912)	$(97,590)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Cash flows from operating activities
Net loss	$(117,362)	$(101,311)
Adjustments to reconcile net loss to net cash used in operating activities
Income from discontinued operations, net of tax	—	(4,575)
Loss on sale of assets	—	884
Depreciation and amortization expense	68,402	61,022
Amortization of debt discount and deferred financing costs	1,046	1,046
Deferred income taxes	5,897	4,230
Stock-based compensation expense	3,551	2,893
Change in fair value of derivative instruments	450	(372)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	20,482	34,679
Inventories	(77,715)	(51,978)
Other assets	(2,771)	1,991
Accounts payable and accrued expenses	787	3,433
Royalties payable and author advances, net	(24,359)	(18,218)
Deferred revenue	(39,870)	(34,715)
Interest payable	241	19
Severance and other charges	(59)	3
Accrued pension and postretirement benefits	(1,212)	(1,311)
Other liabilities	(13,571)	2,791

Net cash used in operating activities – continuing operations	(176,063)	(99,489)
Net cash provided by operating activities – discontinued operations	—	2,803

Net cash used in operating activities	(176,063)	(96,686)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	40,000	86,539
Additions to pre-publication costs	(25,898)	(24,317)
Additions to property, plant, and equipment	(10,375)	(11,483)
Acquisition of business, net of cash acquired	(5,447)	—

Net cash (used in) provided by investing activities – continuing operations	(1,720)	50,739
Net cash used in investing activities – discontinued operations	—	(1,976)

Net cash (used in) provided by investing activities	(1,720)	48,763

Cash flows from financing activities
Payments of long-term debt	(2,000)	(2,000)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,756)	(1,073)
Issuance of common stock under employee stock purchase plan	505	681
Net collections (remittances) under transition services agreement	1,854	—

Net cash used in financing activities – continuing operations	(1,397)	(2,392)

Net decrease in cash and cash equivalents	(179,180)	(50,315)
Cash and cash equivalents at the beginning of the period	253,365	148,979

Cash and cash equivalents at the end of the period	$74,185	$98,664

Supplemental disclosure of cash flow information
Interest paid	$10,715	$9,842
Income taxes paid (refunded)	13	(228)
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$18,988	$29,420
Property, plant, and equipment included in accounts payable and accruals	2,448	15,122
Property, plant, and equipment acquired under capital leases	442	—

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands of dollars, except share information)	Common Stock		Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Par Value
Balance at December 31, 2017	147,911,466	$1,479	$(518,030)	$4,879,793	$(3,521,527)	$(46,522)	$795,193
Net loss	—	—	—	—	(101,311)	—	(101,311)
Other comprehensive income, net of tax	—	—	—	—	—	3,721	3,721
Effects of adoption of new revenue accounting standard	—	—	—	—	52,711	—	52,711
Issuance of common stock for employee purchase plan	85,542	1	—	864	—	—	865
Issuance of common stock for vesting of restricted stock units	245,572	2	—	(2)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,073)	—	—	(1,073)
Restricted stock forfeitures and cancellations	(268,295)	(3)	—	3	—	—	—
Stock-based compensation expense	—	—	—	2,873	—	—	2,873

Balance at March 31, 2018	147,974,285	$1,479	$(518,030)	$4,882,458	$(3,570,127)	$(42,801)	$752,979

Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442

Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671

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

Furthermore, for nearly two centuries, we have published renowned and awarded adult and children’s, fiction, nonfiction, culinary and reference titles enjoyed by readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-eight Pulitzer Prize winners, and fifteen National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Philip Roth, Temple Grandin, Tim O’Brien, Amos Oz, Kwame Alexander, Lois Lowry, and Chris Van Allsburg.

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries for all periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes during the three months ended March 31, 2019 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Adoption of New Lease Accounting Standard

On January 1, 2019, we adopted the new lease accounting standard using the modified retrospective method. We applied the guidance to each lease as of January 1, 2019 with a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. The standard requires lessees to recognize a lease liability and a right of use asset on the balance sheet for operating leases. Right of use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Accounting for finance leases is substantially unchanged.

Prior comparative periods were not adjusted under this method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether any expired or existing contracts are or contain leases, carry forward the historical lease classification and to not reassess initial direct costs for any existing leases. We did not elect the hindsight practical expedient to determine the lease term for existing leases. Upon implementation of the new guidance, we have elected the practical expedients to combine lease and non-lease components, and to not recognize right of use assets and lease liabilities for short-term leases.

3.	Recent Accounting Standards

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. We adopted the guidance on January 1, 2019 using the modified retrospective method, and did not adjust comparative periods or modify disclosures in those comparative periods. We recognized right of use assets and lease liabilities on January 1, 2019. The new guidance provides a number of optional practical expedients in transition. We elected the package of practical expedients, which among other things, allowed the carryforward of the historical lease classification. Further, we elected the practical expedients to combine lease and non-lease components, and to not recognize right of use assets and lease liabilities for short-term leases. We have identified appropriate changes to our accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements under the new guidance. The adoption of this guidance impacted our consolidated balance sheets due to the recognition of the lease rights and obligations related to our office space, automobile fleet and office equipment leases as assets and liabilities of approximately $148.0 million and $161.0 million, respectively. The adjustment to accumulated deficit of approximately $0.7 million related to a previously recorded deferred gain on the sale leaseback of a warehouse. The impact on our results of operations and cash flows was not material.

In May 2014, the FASB issued new guidance related to revenue recognition. This new accounting standard replaced most current U.S. GAAP guidance on this topic and eliminated most industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities had the choice of adopting the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative periods financial statements. We adopted the guidance on January 1, 2018 applying the modified retrospective method.

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

4.	Acquisitions

On January 14, 2019, we completed the acquisition of certain assets of PV Waggle LLC, which comprised a web-based adaptive learning solution providing Math and ELA instruction for students in grades 2-8 for a total purchase price of approximately $5.4 million. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets and other liabilities recorded as part of the acquisition totaled approximately $0.7 million, $5.2 million and $0.5 million, respectively. The other intangible assets represent developed technology and were valued using a replacement cost approach.

5.	Discontinued Operations

On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax book gain on sale of approximately $30.5 million. The gain was recorded in the fourth quarter of 2018 as the transaction closed on October 1, 2018. The tax gain on the sale was offset by 2018 losses. The results of the Riverside Business were previously reported in our Education segment. In connection with the sale of the Riverside Business, we entered into a Transition Services Agreement (TSA) with the purchaser whereby we will perform certain support functions for a period of up to 18 months subsequent to October 1, 2018.

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

Selected financial information of the Riverside Business included in income from discontinued operations is as follows:

Three Months Ended March 31, 2018
Net sales	$20,009
Costs	12,503
Amortization	1,470

Income from discontinued operations before taxes	$6,036
Income tax expense	1,461

Income from discontinued operations, net of tax	$4,575

6.	Inventories

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Finished goods	$250,056	$162,890
Raw materials	11,868	21,319

Inventories	$261,924	$184,209

7.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the three months ended March 31, 2019:

	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$298	$74	$224	NM
Contract liabilities (deferred revenue)	$607,763	$647,444	$(39,681)	(6.1)%

NM = not meaningful

The $39.5 million decrease in our net contract liabilities from December 31, 2018 to March 31, 2019 was primarily due to the satisfaction of performance obligations related to physical and digital products during the period and lower net sales being deferred in the period attributed to the seasonal nature of our business.

During the three months ended March 31, 2019 and 2018, we recognized the following net sales as a result of changes in the contract asset and contract liabilities balances:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$48,529	$47,074

As of March 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations was $653.5 million, and we will recognize approximately 80% to net sales over the next 1 to 3 years.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $21.9 million at March 31, 2019 and amortized $1.3 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The amortization is included in selling and administrative expenses.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$716,845	$—	$716,845	$716,073	$—	$716,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(30,804)	133,326	164,130	(28,087)	136,043
Publishing rights	1,180,000	(1,120,474)	59,526	1,180,000	(1,112,869)	67,131
Customer related and other	449,840	(291,729)	158,111	444,640	(287,922)	156,718

Other intangible assets, net	$1,954,970	(1,443,007)	$511,963	$1,949,770	(1,428,878)	$520,892

The change in the carrying amount of goodwill for the three months ended March 31, 2019 is as follows:

Balance at December 31, 2018	$716,073
Acquisitions	772

Balance at March 31, 2019	$716,845

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $14.1 million and $17.0 million for the three months ended March 31, 2019 and 2018, respectively.

9.	Debt

Our debt consisted of the following:

	March 31, 2019	December 31, 2018
$800,000 term loan due May 29, 2021, interest payable quarterly (net of discount and issuance costs)	$762,513	$763,649
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$754,513	$755,649

Revolving credit facility	$—	$—

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

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of March 31, 2019, the interest rate of the term loan facility was 5.5%.

The term loan facility does not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence based financial covenants as defined under our term loan facility. The term loan facility is subject to customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The term loan facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the term loan facility.

We are subject to an annual excess cash flow provision under our term loan facility which is predicated upon our leverage ratio and cash flow. There was no payment required under the excess cash flow provision in 2019 and 2018.

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of March 31, 2019.

We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $1.3 million and an unrealized gain of $3.5 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2019 and 2018, respectively. The corresponding $1.1 million and $2.4 million hedge assets are included within long-term other assets in our consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of March 31, 2019, no amounts are outstanding on the revolving credit facility.

As of March 31, 2019, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

10.	Leases

We lease property and equipment under finance and operating leases. We have operating leases for various office space and facilities, warehouse equipment, automobile fleet and office equipment that expire at various dates through 2023 and thereafter. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) as combined with the non-lease components (e.g., common-area maintenance costs). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate office space to third parties. Our sublease portfolio consists of operating leases.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Lease Position as of March 31, 2019

The table below presents the lease assets and liabilities recorded on the balance sheet.

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$144,695

Total leased assets		$144,695
Liabilities
Current
Operating	Operating lease liabilities	$14,326
Noncurrent
Operating	Operating lease liabilities	142,441

Total lease liabilities		$156,767
Weighted average remaining lease term
Operating leases		9.4 Years
Weighted average discount rate
Operating leases (1)		12.23%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease costs

Operating lease cost and sublease income totaled $9.6 million and $0.7 million, respectively, for the three months ended March 31, 2019. The net lease cost of $8.9 million is included in the selling and administrative line item in our consolidated statements of operations. Operating lease cost includes short term leases and variable lease costs, which are not material.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Maturity of Lease Liabilities	Operating Leases
2019	$24,801
2020	26,916
2021	25,710
2022	23,304
2023	25,226
Thereafter	161,774

Total lease payments	$287,731
Less: interest	130,964

Present value of lease liabilities	$156,767

Other Information

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019.

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,025

Additional Lease Information Related to the Application of the Previous Lease Accounting Standard

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, the future payments under operating lease agreements as of December 31, 2018 are as follows:

Operating Leases
2019	$32,694
2020	26,889
2021	26,118
2022	24,549
2023	27,469
Thereafter	171,203

Total lease payments	$308,922

11.	Restructuring, Severance and Other Charges

2017 Restructuring Plan

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with net sales, while preserving our ability to make the investments in content and our people that we believe are important to our long-term success. As a result of these assessments, we undertook a restructuring initiative in order to enhance our growth potential and better position us for long-term success. This initiative is described below.

Beginning at the end of 2016, we worked with a third party consultant to review our operating model and organizational design in order to improve our operational efficiency, better focus on the needs of our customers and right-size our cost structure to create long-term shareholder value.

In March 2017, we committed to certain operational efficiency and cost-reduction actions in order to accomplish these objectives (“2017 Restructuring Plan”). These actions included making organizational design changes across layers of the Company below the executive team and other right-sizing initiatives expected to result in reductions in force, consolidating and/or subletting certain office space under real estate leases as well as other potential operational efficiency and cost-reduction initiatives. We completed the organizational design change actions in 2017 and the remaining actions in 2018.

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits and office space consolidation ($0.4 million and $6.4 million, respectively, as of December 31, 2018).

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

Severance and Other Charges

2019

Exclusive of the 2017 Restructuring Plan, during the three months ended March 31, 2019, $1.0 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $1.2 million to reflect costs for severance, which we expect to be paid over the next twelve months.

2018

Exclusive of the 2017 Restructuring Plan, during the three months ended March 31, 2018, $0.8 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.2 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $3.9 million to reflect costs for severance, which have been fully paid.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2019
	Severance/ other accruals at December 31, 2018		Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2019
Severance costs	$1,420		$1,221	$(1,044)	$1,597
Other accruals	270	(1)	—	—	—

	$1,690		$1,221	$(1,044)	$1,597

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2018
Severance costs	$341	$3,943	$(794)	$3,490
Other accruals	1,299	—	(173)	1,126

	$1,640	$3,943	$(967)	$4,616

(1)

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

The current portion of the severance and other charges was $1.7 million and $6.9 million (inclusive of the 2017 Restructuring Plan) as of March 31, 2019 and December 31, 2018, respectively.

12.	Income Taxes

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

For the three months ended March 31, 2019 and 2018, we recorded income tax expense of approximately $6.5 million and $3.2 million, respectively. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (5.8)% and (3.2)% for the three months ended March 31, 2019 and 2018, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both March 31, 2019 and December 31, 2018.

13.	Retirement and Postretirement Benefit Plans

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2019	2018
Interest cost	$1,511	$1,325
Expected return on plan assets	(1,918)	(1,995)
Amortization of net loss	251	354

Net periodic benefit (credit) cost	$(156)	$(316)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2019	2018
Service cost	$15	$32
Interest cost	145	168
Amortization of prior service cost	10	(172)
Amortization of net loss	(41)	—

Net periodic benefit cost (credit)	$129	$28

There were no contributions to the pension plans for the three months ended March 31, 2019 and 2018, and we do not expect to make a contribution to the pension plans during 2019.

14.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$51,094	$51,094	$—	(a	)
U.S. agency securities	9,999	—	9,999	(a	)
Interest rate derivatives	1,071	—	1,071	(a	)

	$62,164	$51,094	$11,070

Financial liabilities
Foreign exchange derivatives	$602	$—	$602	(a	)

	$602	$—	$602	(a	)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$228,587	$228,587	$—	(a	)
U.S. treasury securities	24,939	24,939	—	(a	)
U.S. agency securities	24,894	—	24,894	(a	)
Interest rate derivatives	2,382	—	2,382	(a	)

	$280,802	$253,526	$27,276

Financial liabilities
Foreign exchange derivatives	$534	$—	$534	(a	)

	$534	$—	$534

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $51.1 million and $228.6 million invested in money market funds as of March 31, 2019 and December 31, 2018, respectively, we had $23.1 million and $24.8 million of cash invested in bank accounts as of March 31, 2019 and December 31, 2018, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.2 million and $15.7 million at March 31, 2019 and December 31, 2018, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of March 31, 2019. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income (loss), net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the three months ended March 31, 2019. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2019 and December 31, 2018. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$762,513	$722,481	$763,649	$691,102

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at March 31, 2019 and December 31, 2018. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

15.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In April 2019, we were notified of an unasserted claim by the Commonwealth of Puerto Rico with regards to payments in the amount of approximately $33.0 million that we received in the normal course of business in the four year period prior to the May 3, 2017 bankruptcy petition of the Commonwealth public instrumentalities. Management believes, based on discussions with its legal counsel, that we have meritorious defenses against such unasserted claim. The Company will vigorously defend this matter if such claim is asserted.

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $15.0 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $4.4 million of performance-related surety bonds for our operating activities as of both March 31, 2019 and December 31, 2018. An aggregate of $24.3 million of letters of credit existed as of both March 31, 2019 and December 31, 2018, of which $0.1 million backed the aforementioned performance-related surety bonds as of both March 31, 2019 and December 31, 2018.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of March 31, 2019 or December 31, 2018.

16.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2019	2018
Numerator
Loss from continuing operations	$(117,362)	$(105,886)
Income from discontinued operations, net of tax	—	4,575

Net loss attributable to common stockholders	$(117,362)	$(101,311)

Denominator
Weighted average shares outstanding
Basic	123,798,641	123,222,353
Diluted	123,798,641	123,222,353
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.95)	$(0.86)
Discontinued operations	—	0.04

Net loss	$(0.95)	$(0.82)

As we incurred a net loss in the three month periods ended March 31, 2019 and 2018, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2019	2018
Stock options	3,488,212	3,465,749
Restricted stock units	2,993,508	2,128,620

17.	Segment Reporting

As of March 31, 2019, we had two reportable segments, Education and HMH Books & Media (formerly referred to as Trade Publishing, the composition of this segment has not changed). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, licenses book rights to other publishers and electronic businesses in the United States and abroad, and licenses brands across media platforms. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

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

As a result of the sale of the Riverside Business, the results of the Riverside Business are no longer presented within continuing operations. Accordingly, the segment disclosures for the Education reportable segment has been recast for all periods to exclude the results of the Riverside Business. These changes had no impact on the previously reported financial results for the HMH Books & Media reportable segment.

	Three Months Ended March 31,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2019
Net sales	$153,844	$40,791	$—
Segment Adjusted EBITDA	(20,965)	4,169	(9,710)
2018
Net sales	$163,023	$36,736	$—
Segment Adjusted EBITDA	(11,702)	(837)	(11,122)

The following table disaggregates our net sales by major source:

	Three Months Ended March 31, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$51,994	$—	$51,994
Extensions (2)	101,850	—	101,850
HMH Books & Media products	—	40,791	40,791

Net sales	$153,844	$40,791	$194,635

	Three Months Ended March 31, 2018
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$61,230	$—	$61,230
Extensions (2)	101,793	—	101,793
HMH Books & Media products	—	36,736	36,736

Net sales	$163,023	$36,736	$199,759

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total Adjusted EBITDA	$(26,506)	$(23,661)
Interest expense	(11,582)	(10,936)
Interest income	1,092	506
Depreciation expense	(16,179)	(18,445)
Amortization expense – film asset	(5,012)	—
Amortization expense	(47,211)	(42,577)
Non-cash charges – stock-compensation	(3,551)	(2,893)
Non-cash charges – (loss) gain on derivative instruments	(450)	372
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(287)	(182)
Severance, separation costs and facility closures	(1,221)	(3,943)
Loss on sale of assets	—	(884)

Loss before taxes	(110,907)	(102,643)
Provision for income taxes	6,455	3,243

Loss from continuing operations	$(117,362)	$(105,886)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities Exchange Commission (the “SEC”) on February 28, 2019. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and HMH Books & Media (formerly referred to as Trade Publishing). Our Education segment is our largest segment and represented approximately 85%, 86% and 87% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively. Our HMH Books & Media segment represented approximately 15%, 14% and 13% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

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

Core curriculum programs, which typically represent the most significant portion of our Education segment net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in these programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, supplemental materials, whole group instruction materials, practice aids, educational games and professional services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Currently, nineteen states, known as adoption states, review and approve new programs usually every six to eight years on a state-wide basis. School districts in those states typically select and purchase materials from the state-approved list. The remaining states are known as open states or open territories. In those states, materials are not reviewed at the state level, and each individual school or school district is free to procure materials at any time, although most follow a five-to-ten year replacement cycle. The student population in adoption states represents approximately 48% of the U.S. elementary and secondary school-age population. Some adoption states provide “categorical funding” for instructional materials, which means that those state funds cannot be used for any other purpose. Our core curriculum programs typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our Education segment net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business by developing new programs that meet our customers’ evolving needs. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for core curriculum programs.

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

Our HMH Books & Media segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily ebooks, generally represents approximately 8% to 10% of our annual HMH Books & Media net sales. Further, HMH Books & Media licenses content to other publishers along with media companies.

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

HMH Books & Media

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Florida adopted Science materials in 2017 for purchase in 2018. Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2018 legislative session appropriated funds for purchases in 2018 and 2019. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state.

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

Our HMH Books & Media segment is heavily influenced by the U.S. and broader global economy, consumer confidence and consumer spending. As the economy continues to recover, both consumer confidence and consumer spending have increased.

While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily ebooks, has developed in the recent decade, as the industry evolved to embrace new technologies for developing, producing, marketing and distributing trade works. We continue to focus on the development of innovative new digital products which capitalize on our strong content, our digital expertise and the consumer demand for these products.

In the HMH Books & Media segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films or series. In the past years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, The Handmaid’s Tale, The Polar Express, The Giver and The Time Traveler’s Wife have benefited in popularity due to movie or series releases and have subsequently resulted in increased trade sales.

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except with respect to our HMH Books & Media segment’s consumer books, for which we generally expense such costs as incurred and the acquired content of our 2015 acquisition, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $3.8 million for the three months ended March 31, 2019) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the three months ended March 31, 2019 was $6.5 million.

Interest expense

Our interest expense includes interest accrued on our term loan facility along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2019 was $11.6 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2019 and 2018

(dollars in thousands)	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	Dollar Change	Percent Change
Net sales	$194,635	$199,759	$(5,124)	(2.6)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	96,055	99,733	(3,678)	(3.7)%
Publishing rights amortization	7,605	10,090	(2,485)	(24.6)%
Pre-publication amortization	33,082	25,621	7,461	29.1%

Cost of sales	136,742	135,444	1,298	1.0%
Selling and administrative	151,983	145,527	6,456	4.4%
Other intangible assets amortization	6,524	6,866	(342)	(5.0)%
Severance and other charges	1,221	3,943	(2,722)	(69.0)%
Loss on sale of assets	—	884	(884)	NM

Operating loss	(101,835)	(92,905)	(8,930)	(9.6)%

Other income (expense):
Retirement benefits non-service income	42	320	(278)	(86.9)%
Interest expense	(11,582)	(10,936)	(646)	(5.9)%
Interest income	1,092	506	586	NM
Change in fair value of derivative instruments	(450)	372	(822)	NM
Income from transition services agreement	1,826	—	1,826	NM

Loss from continuing operations before taxes	(110,907)	(102,643)	(8,264)	(8.1)%
Income tax expense	6,455	3,243	3,212	99.0%

Loss from continuing operations	$(117,362)	$(105,886)	$(11,476)	(10.8)%

Income from discontinued operations, net tax	—	4,575	(4,575)	NM

Net loss	$(117,362)	$(101,311)	$(16,051)	(15.8)%

NM = not meaningful

Net sales for the three months ended March 31, 2019 decreased $5.1 million, or 2.6%, from $199.8 million for the same period in 2018 to $194.6 million. The net sales decrease was driven by a $9.2 million decrease in our Education segment offset by a $4.1 million increase in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales from Core Solutions, which declined by $9.0 million from $61.0 million in 2018 to $52.0 million. The primary drivers of the decrease in Core Solutions sales were decreases in residual net sales and net sales relating to disciplines reaching the end of their product lifecycle as customers await new product offerings later this year. Further, a large international reseller order which was shipped in the first quarter of 2018 is scheduled to ship in the second quarter of the current year. Our net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, had a slight increase year over year. Heinemann net sales continued to grow driven by sales of the Fountas & Pinnell Classroom and Calkins products. Such net sales were partially offset within Extensions by lower intervention and supplemental product sales. Within our HMH Books & Media segment, the increase in net sales was due to $5.7 million of licensing revenue attributed to the Carmen Sandiego series on Netflix.

Operating loss for the three months ended March 31, 2019 changed unfavorably from a loss of $92.9 million for the same period in 2018 to a loss of $101.8 million, due primarily to the following:

•

A $6.5 million increase in selling and administrative expenses, primarily due to higher net labor costs of $5.3 million, mainly attributable to planned merit increases, along with higher stock compensation expense, incentive compensation as well as higher employee benefit and medical expenses. Further, there was an increase of variable expenses such as an increase in samples of $1.6 million due to timing of adoptions, an increase in commissions of $1.4 million due to product mix, and an increase of $1.4 million in travel and entertainment. Partially offsetting the increase in selling and administrative expenses was lower depreciation expense of $1.7 million and cost savings from the auto lease program of $1.6 million, and

•

A $4.6 million increase in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to an increase in pre-publication amortization attributed to the timing of 2019 major product releases partially offset by our use of accelerated amortization methods for publishing rights amortization and certain other intangible assets becoming fully amortized, and

•	A $5.1 million decrease in net sales,

•

Partially offset by a $3.7 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, which is attributed to lower volume and a slight favorable change in profitability due to our product mix of net sales,

•	A $2.7 million decrease in severance and other charges due to reduced reductions in force, and

•	A $0.9 million loss on sale of assets associated with the divestiture of certain non-core products in the first quarter of 2018.

Retirement benefits non-service income for the three months ended March 31, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the three months ended March 31, 2019 increased $0.6 million from $10.9 million for the same period in 2018 to $11.6 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended March 31, 2019 increased $0.6 from the same period in 2018 primarily due to higher short-term investments in 2019.

Change in fair value of derivative instruments for the three months ended March 31, 2019, unfavorably changed by $0.8 million from a gain of $0.4 million in 2018 to a loss of $0.4 million in 2019. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income from transition services agreement for the three months ended March 31, 2019 was $1.8 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business whereby we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.

Income tax expense for the three months ended March 31, 2019 increased $3.2 million, from an expense of $3.2 million for the same period in 2018, to an expense of $6.5 million in 2019. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net loss to Adjusted EBITDA from continuing operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss from continuing operations	$(117,362)	$(105,886)
Interest expense	11,582	10,936
Interest income	(1,092)	(506)
Provision for income taxes	6,455	3,243
Depreciation expense	16,179	18,445
Amortization expense – film asset	5,012	—
Amortization expense	47,211	42,577
Non-cash charges – stock compensation	3,551	2,893
Non-cash charges – loss (gain) on derivative instrument	450	(372)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	287	182
Severance, separation costs and facility closures	1,221	3,943
Loss on sale of assets	—	884

Adjusted EBITDA from continuing operations	$(26,506)	$(23,661)

Segment Operating Results

Results of Operations – Comparing Three Months Ended March 31, 2019 and 2018

Education

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Net sales	$153,844	$163,023	$(9,179)	(5.6)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	66,983	74,460	(7,477)	(10.0)%
Publishing rights amortization	6,042	8,338	(2,296)	(27.5)%
Pre-publication amortization	32,969	25,552	7,417	29.0%

Cost of sales	105,994	108,350	(2,356)	(2.2)%
Selling and administrative	119,402	114,098	5,304	4.6%
Other intangible asset amortization	5,018	5,384	(366)	(6.8)%
Loss on sale of assets	—	884	(884)	NM

Operating loss from continuing operations	(76,570)	(65,693)	(10,877)	(16.6)%

Net loss from continuing operations	$(76,570)	$(65,693)	$(10,877)	(16.6)%

Adjustments from net loss from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$11,576	$13,833	$(2,257)	(16.3)%
Amortization expense	44,029	39,274	4,755	12.1%
Loss on sale of assets	—	884	(884)	NM

Education segment Adjusted EBITDA	$(20,965)	$(11,702)	$(9,263)	(79.2)%

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2019 decreased $9.2 million, or 5.6%, from $163.0 million for the same period in 2018 to $153.8 million. The decrease was primarily due to lower net sales from Core Solutions, which declined by $9.0 million from $61.0 million in 2018 to $52.0 million. The primary drivers of the decrease in Core Solutions net sales were decreases in residual net sales and net sales relating to disciplines reaching the end of their product lifecycle as customers await new product offerings later this year. Further, a large international reseller order which was shipped in the first quarter of 2018 is scheduled to ship in the second quarter of the current year. Our net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, had a slight increase year over year. Heinemann net sales continued to grow driven by sales of the Fountas & Pinnell Classroom and Calkins products. Such net sales were largely offset within Extensions by lower intervention and supplemental product sales.

Our Education segment cost of sales for the three months ended March 31, 2019 decreased $2.4 million, or 2.2%, from $108.3 million for the same period in 2018 to $106.0 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $7.5 million from $74.5 million in 2018 to $67.0 million of which $4.2 million is attributed to lower sales volume coupled with $3.3 million of improved profitability as our cost of sales excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 43.5% from 45.7%, primarily due to product mix. Pre-publication amortization increased by $7.4 million from the same period in 2018 primarily due to the timing of product releases partially offset by a $2.3 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended March 31, 2019 increased $5.3 million, or 4.6%, from $114.1 million for the same period in 2018 to $119.4 million. The increase was driven by higher net labor costs attributed to planned merit increases, increased incentive compensation as well as higher employee benefit and medical expenses. Further, there was an increase in variable expenses such as samples and increases in commissions and travel and entertainment. Offsetting the increase in selling and administrative expenses was cost savings from the auto lease program.

Our Education segment other intangible asset amortization expense for the three months ended March 31, 2019 decreased $0.4 million, or 6.8%, from the same period in 2018, which was due to our use of accelerated amortization methods.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2019 decreased $9.3 million, from a loss of $11.7 million for the same period in 2018 to a loss of $21.0 million in 2019. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Net sales	$40,791	$36,736	$4,055	11.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	29,072	25,273	3,799	15.0%
Publishing rights amortization	1,563	1,752	(189)	(10.8)%
Pre-publication amortization	113	69	44	63.8%

Cost of sales	30,748	27,094	3,654	13.5%
Selling and administrative	13,034	12,472	562	4.5%
Other intangible asset amortization	1,506	1,482	24	1.6%

Operating loss	(4,497)	(4,312)	(185)	(4.3)%

Net loss	$(4,497)	$(4,312)	$(185)	(4.3)%

Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$472	$172	$300	NM
Amortization expense film asset	5,012	—	5,012	NM
Amortization expense	3,182	3,303	(121)	(3.7)%

HMH Books & Media segment Adjusted EBITDA	$4,169	$(837)	$5,006	NM

NM = not meaningful

Our HMH Books & Media segment net sales for the three months ended March 31, 2019 increased $4.1 million, or 11.0%, from $36.7 million for the same period in 2018 to $40.8 million. The increase was primarily due to licensing revenue driven by the Carmen Sandiego series on Netflix. Partially offsetting the aforementioned was a decrease in print titles due to the prior year strength of the Instant Pot series and the Whole 30 series.

Our HMH Books & Media segment cost of sales for the three months ended March 31, 2019 increased $3.7 million, or 13.5%, from $27.1 million for the same period in 2018 to $30.7 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $3.8 million of which $2.8 million was due to higher sales volume. Our cost of sales, excluding publishing rights and pre-publication amortization as a percentage of net sales increased to 71.3% from 68.8%, resulting in $1.0 million of unfavorable profitability due to product mix.

Our HMH Books & Media segment selling and administrative expense for the three months ended March 31, 2018 increased $0.6 million, or 4.5%, from $12.5 million for the same period in 2018 to $13.0 million. The increase was primarily due to higher variable expenses such as samples and commissions.

Our HMH Books & Media segment other intangible asset amortization expense for the three months ended March 31, 2019 increased slightly from the same period in 2018.

Our HMH Books & Media segment Adjusted EBITDA for the three months ended March 31, 2019 changed favorably from a loss of $0.8 million for the same period in 2018 to $4.2 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization costs.

Corporate and Other

	Three Months Ended March 31,		Dollar Change	Percent Change
	2019	2018
Net sales	$—	$—	$—	NM
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	NM
Publishing rights amortization	—	—	—	NM
Pre-publication amortization	—	—	—	NM

Cost of sales	—	—	—	NM
Selling and administrative	19,547	18,957	590	3.1%
Severance and other charges	1,221	3,943	(2,722)	(69.0)%

Operating loss	(20,768)	(22,900)	2,132	9.3%

Retirement benefits non-service income	42	320	(278)	(86.9)%
Interest expense	(11,582)	(10,936)	(646)	(5.9)%
Interest income	1,092	506	586	NM
Change in fair value of derivative instruments	(450)	372	(822)	NM
Income from transition services agreement	1,826	—	1,826	NM

Net loss before taxes	(29,840)	(32,638)	2,798	8.6%
Income tax expense	6,455	3,243	3,212	99.0%

Net loss	$(36,295)	$(35,881)	$(414)	(1.2)%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$11,582	$10,936	$646	5.9%
Interest income	(1,092)	(506)	(586)	NM
Provision for income taxes	6,455	3,243	3,212	99.0%
Depreciation expense	4,131	4,440	(309)	(7.0)%
Non-cash charges loss (gain) on derivative instruments	450	(372)	822	NM
Non-cash charges – stock compensation	3,551	2,893	658	22.7%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	287	182	105	57.7%
Severance, separation costs and facility closures	1,221	3,943	(2,722)	(69.0)%

Corporate and Other segment Adjusted EBITDA	$(9,710)	$(11,122)	$1,412	12.7%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2019 increased $0.6 million to $19.5 million primarily attributed to planned merit increases, increased management incentive compensation and higher stock compensation, partially offset by lower technology costs, professional fees and depreciation.

Our severance and other charges for the three months ended March 31, 2019 decreased $2.7 million, or 69.0%, from $3.9 million for the same period in 2018 to $1.2 million, due to reduced severance for terminated employees.

Retirement benefits non-service income for the three months ended March 31, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the three months ended March 31, 2019 increased $0.6 million from $10.9 million for the same period in 2018 to $11.6 million, primarily due to an increase in interest on the term loan facility of $1.6 million due to an increase in variable interest rates, offset by a reduction of $0.9 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended March 31, 2019 increased $0.6 from the same period in 2018 primarily due to higher short-term investments in 2019.

Our change in fair value of derivative instruments for the three months ended March 31, 2019 unfavorably changed by $0.8 million from a gain of $0.4 million in 2018 to a loss of $0.4 million in 2019. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the stronger U.S. dollar against the Euro.

Income from transition services agreement for the three months ended March 31, 2019 was $1.8 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business whereby we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.

Income tax expense for the three months ended March 31, 2019 increased $3.2 million, from an expense of $3.2 million for the same period in 2018, to an expense of $6.5 million in 2019. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods, income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2019 favorably changed $1.4 million, or 12.7%, from a loss of $11.1 million for the same period in 2018 to a loss of $9.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Liquidity and Capital Resources

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$74,185	$253,365
Short-term investments	9,999	49,833
Current portion of long-term debt	8,000	8,000
Long-term debt, net of discount and issuance costs	754,513	755,649

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash used in operating activities	$(176,063)	$(96,686)
Net cash (used in) provided by investing activities	(1,720)	48,763
Net cash used in financing activities	(1,397)	(2,392)

Operating activities

Net cash used in operating activities was $176.1 million for the three months ended March 31, 2019, a $79.4 million increase from the $96.7 million of net cash used in operating activities for the three months ended March 31, 2018. Net cash used in operating activities included $2.8 million of cash flow provided by discontinued operations in 2018. Net cash used in operating activities from continuing operations was $176.1 million in the three months ended March 31, 2019 compared to $99.5 million in the three months ended March 31, 2018. The $76.6 million increase in cash used in operating activities from continuing operations was primarily driven by unfavorable changes in net operating assets and liabilities of $74.7 million primarily due to unfavorable changes in inventories of $25.7 million in advance of current year large opportunity, unfavorable changes in accounts receivable of $14.2 million, and unfavorable changes in net other assets and liabilities of $34.8 million. Additionally, there were less profitable operations, net of non-cash items, of $1.9 million.

Investing activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2019, a decrease of $50.5 million from the $48.8 million provided by investing activities for the three months ended March 31, 2018. Net cash provided by investing activities included $2.0 million of expenditures from discontinued operations in 2018. Net cash used in investing activities from continuing operations was $1.7 million in the three months ended March 31, 2019 compared to net cash provided by investing activities from continuing operations of $50.7 million in the three months ended March 31, 2018. The increase in cash used in investing activities from continuing operations of $52.5 million was primarily due to lower net proceeds from sales and maturities of short-term investments of $46.5 million compared to 2018, the acquisition of a business for $5.4 million and an increase in capital investing expenditures related to pre-publication costs and property, plant, and equipment of $0.5 million, primarily due to the timing of spend.

Financing activities

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2019, a decrease of $1.0 million from the $2.4 million of net cash used in financing activities for the three months ended March 31, 2018. The decrease in cash used in financing activities was due to $1.9 million of net collections under our transition services agreement with the purchaser of the Riverside Business in 2019. Offsetting the aforementioned were higher tax withholding payments related to net share settlements of restricted stock units of $0.7 million and lower proceeds from our employee stock purchase plan of $0.2 million.

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

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of March 31, 2019, we had approximately $770.0 million ($762.5 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of March 31, 2019, the interest rate of the term loan facility was 5.5%.

The term loan facility is required to be repaid in quarterly installments of $2.0 million, and may be prepaid, in whole or in part, at any time, without premium.

The term loan facility does not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence-based financial covenants as defined under our term loan facility.

The term loan facility is subject to customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The term loan facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the term loan facility.

We are subject to an annual excess cash flow provision under the term loan facility which is predicated upon our leverage ratio and cash flow. We were not required to make a payment under the excess cash flow provision in 2019 and 2018.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of March 31, 2019, no loans are currently drawn on the revolving credit facility. As of March 31, 2019, we had approximately $24.3 million of outstanding letters of credit and approximately $149.3 million of borrowing availability under the revolving credit facility. As of May 8, 2019, there was $10.0 million drawn on the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2019, due to our level of borrowing availability.

The revolving credit facility is subject to customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility.

General

We had $74.2 million of cash and cash equivalents and $10.0 million of short-term investments at March 31, 2019. We had $253.4 million of cash and cash equivalents and $49.8 million of short-term investments at December 31, 2018.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes in the three months ended March 31, 2019 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Leases

Refer to Note 3 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed description of the impact of the adoption of the new leasing standard on our consolidated balance sheets and statements of operations.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2018 and 2017. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of March 31, 2019, we were in compliance with all of our debt covenants.

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

Recently Issued Accounting Pronouncements

See Note 3 and Note 10 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

As of March 31, 2019, we had $770.0 million ($762.5 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of March 31, 2019, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of March 31, 2019. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2019 and December 31, 2018. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following.

On January 1, 2019, we adopted the new lease accounting standard. We have identified appropriate changes to our accounting policies, information technology systems, business processes, and related internal controls to support recognition and disclosure requirements as a result of the adoption. These included the development of new policies including the capitalization of right of use assets and the recognition of the present value of lease liabilities for identified leases, ongoing contract review requirements, and gathering of information for disclosures.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in legal actions, claims, litigation and other matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights, particularly with respect to proprietary photographs and images, is common in the educational publishing industry.

While management believes there is a reasonable possibility we may incur a loss associated with existing legal actions, claims and litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover all events or that the limits of such coverage will be sufficient to fully cover all potential liabilities thereunder.

Item 1A. Risk Factors

There have been no material changes since the beginning of the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For more information regarding the risks associated with our business and industry, please see our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Houghton Mifflin Harcourt Company (Registrant)

May 9, 2019	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 9, 2019	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)