Form 10-Q
period 2019-06-30
Houghton Mifflin Harcourt Co
filed 2019-08-08
CIK 1580156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
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
of the Exchange Act).    Yes
☐
    No
☒
The number of shares of common stock, par value $0.01 per share, outstanding as of August 5, 2019 was 124,316,401
.
                   .

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
Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low-cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; unanticipated consequences of the disposition of our Riverside clinical and standardized testing business; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.
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

PART 1 – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Houghton Mifflin Harcourt Company
Consolidated Balance Sheets

(in thousands of dollars, except share information)	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$15,114	$253,365
Short-term investments	—	49,833
Accounts receivable, net of allowances for bad debts and book returns of $20.0 million and $20.7 million, respectively	432,082	203,574
Inventories	267,770	184,209
Prepaid expenses and other assets	22,382	15,297

Total current assets	737,348	706,278
Property, plant, and equipment, net	108,332	125,925
Pre-publication costs, net	311,724	323,641
Royalty advances to authors, net	49,625	47,993
Goodwill	716,977	716,073
Other intangible assets, net	499,080	520,892
Operating lease assets	138,755	—
Deferred income taxes	3,259	3,259
Deferred commissions	22,633	22,635
Other assets	28,538	28,428

Total assets	$2,616,271	$2,495,124

Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$60,000	$—
Current portion of long-term debt	8,000	8,000
Accounts payable	108,528	76,313
Royalties payable	59,347	66,893
Salaries, wages, and commissions payable	41,996	50,225
Deferred revenue	263,583	251,944
Interest payable	484	136
Severance and other charges	2,028	6,020
Accrued postretirement benefits	1,512	1,512
Operating lease liabilities	12,479	—
Other liabilities	25,431	26,649

Total current liabilities	583,388	487,692
Long-term debt, net of discount and issuance costs	753,377	755,649
Operating lease liabilities	140,062	—
Long-term deferred revenue	444,148	395,500
Accrued pension benefits	28,966	29,320
Accrued postretirement benefits	13,329	14,300
Deferred income taxes	32,816	27,075
Other liabilities	6,580	17,118

Total liabilities	2,002,666	1,726,654

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,785,426 and 148,164,854 shares issued at June 30, 2019 and December 31, 2018, respectively; 124,208,392 and 123,587,820 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,487	1,481
Treasury stock, 24,577,034 shares as of June 30, 2019 and December 31, 2018, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,898,988	4,893,174
Accumulated deficit	(3,720,134)	(3,562,971)
Accumulated other comprehensive loss	(48,706)	(45,184)

Total stockholders’ equity	613,605	768,470

Total liabilities and stockholders’ equity	$2,616,271	$2,495,124

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2019	2018	2019	2018
Net sales	$388,896	$357,365	$583,531	$557,124
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	190,831	160,058	286,886	259,791
Publishing rights amortization	6,271	8,148	13,876	18,238
Pre-publication amortization	35,739	26,332	68,821	51,953

Cost of sales	232,841	194,538	369,583	329,982
Selling and administrative	175,266	169,323	327,249	314,850
Other intangible asset amortization	6,612	6,676	13,136	13,542
Severance and other charges	4,430	2,075	5,651	6,018
(Gain) loss on sale of assets	—	(500)	—	384

Operating loss	(30,253)	(14,747)	(132,088)	(107,652)

Other income (expense)
Retirement benefits non-service income	42	320	84	640
Interest expense	(11,963)	(11,472)	(23,545)	(22,408)
Interest income	97	117	1,189	623
Change in fair value of derivative instruments	16	(1,097)	(434)	(725)
Income from transition services agreement	1,851	—	3,677	—

Loss from continuing operations before taxes	(40,210)	(26,879)	(151,117)	(129,522)
Income tax expense for continuing operations	403	2,210	6,858	5,453

Loss from continuing operations	(40,613)	(29,089)	(157,975)	(134,975)

Income from discontinued operations, net of tax	—	5,817	—	10,392

Net loss	$(40,613)	$(23,272)	$(157,975)	$(124,583)

Net income (loss) per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.33)	$(0.24)	$(1.27)	$(1.09)
Discontinued operations	—	0.05	—	0.08

Net loss	$(0.33)	$(0.19)	$(1.27)	$(1.01)

Weighted average shares outstanding
Basic and diluted	124,147,961	123,423,911	123,974,266	123,323,688

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2019	2018	2019	2018
Net loss	$(40,613)	$(23,272)	$(157,975)	$(124,583)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	105	(143)	(127)	84
Unrealized gain on short-term investments, net of tax	—	—	9	18
Net change in unrealized (loss) gain on derivative financial instruments, net of tax	(2,077)	1,632	(3,404)	5,108

Other comprehensive (loss) gain, net of taxes	(1,972)	1,489	(3,522)	5,210

Comprehensive loss	$(42,585)	$(21,783)	$(161,497)	$(119,373)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2019	2018
Cash flows from operating activities
Net loss	$(157,975)	$(124,583)
Adjustments to reconcile net loss to net cash used in operating activities
Income from discontinued operations, net of tax	—	(10,392)
Loss on sale of assets	—	384
Depreciation and amortization expense	135,649	122,488
Amortization and impairments of operating lease assets	9,441	—
Amortization of debt discount and deferred financing costs	2,090	2,091
Deferred income taxes	5,741	4,825
Stock-based compensation expense	7,259	6,061
Change in fair value of derivative instruments	434	725
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(228,475)	(95,077)
Inventories	(83,561)	(57,667)
Other assets	(15,568)	(4,900)
Accounts payable and accrued expenses	22,495	(1,021)
Royalties payable and author advances, net	(9,178)	(8,331)
Deferred revenue	60,098	(20,725)
Interest payable	348	(29)
Severance and other charges	252	(1,274)
Accrued pension and postretirement benefits	(1,325)	(1,901)
Operating lease liabilities	(8,419)	—
Other liabilities	(5,231)	14,079

Net cash used in operating activities – continuing operations	(265,925)	(175,247)
Net cash provided by operating activities – discontinued operations	—	11,433

Net cash used in operating activities	(265,925)	(163,814)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	50,000	86,539
Additions to pre-publication costs	(55,591)	(59,514)
Additions to property, plant, and equipment	(18,358)	(23,310)
Proceeds from sale of assets	—	500
Acquisition of business, net of cash acquired	(5,447)	—

Net cash (used in) provided by investing activities – continuing operations	(29,396)	4,215
Net cash used in investing activities – discontinued operations	—	(4,259)

Net cash used in investing activities	(29,396)	(44)

Cash flows from financing activities
Proceeds under revolving credit facility	60,000	50,000
Payments of long-term debt	(4,000)	(4,000)
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,929)	(1,093)
Issuance of common stock under employee stock purchase plan	506	681
Net collections under transition services agreement	2,493	—

Net cash provided by financing activities – continuing operations	57,070	45,588

Net decrease in cash and cash equivalents	(238,251)	(118,270)
Cash and cash equivalents at the beginning of the period	253,365	148,979

Cash and cash equivalents at the end of the period	$15,114	$30,709

Supplemental disclosure of cash flow information
Interest paid	$21,937	$20,313
Income taxes paid (refunded)	405	(236)
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$15,288	$26,056
Property, plant, and equipment included in accounts payable and accruals	2,103	15,323
Property, plant, and equipment acquired under finance leases	404	570
The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company
Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands of dollars, except share information)	Common Stock		Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Par Value
Balance at December 31, 2017	147,911,466	$1,479	$(518,030)	$4,879,793	$(3,521,527)	$(46,522)	$795,193
Net loss	—	—	—	—	(101,311)	—	(101,311)
Other comprehensive income, net of tax	—	—	—	—	—	3,721	3,721
Effects of adoption of new revenue accounting standard	—	—	—	—	52,711	—	52,711
Issuance of common stock for employee purchase plan	85,542	1	—	864	—	—	865
Issuance of common stock for vesting of restricted stock units	245,572	2	—	(2)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,073)	—	—	(1,073)
Restricted stock forfeitures and cancellations	(268,295)	(3)	—	3	—	—	—
Stock-based compensation expense	—	—	—	2,873	—	—	2,873

Balance at March 31, 2018	147,974,285	$1,479	$(518,030)	$4,882,458	$(3,570,127)	$(42,801)	$752,979
Net loss	—	—	—	—	(23,272)	—	(23,272)
Other comprehensive income, net of tax	—	—	—	—	—	1,489	1,489
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	66,653	1	—	(1)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	—	3,082	—	—	3,082
Balance at June 30, 2018	148,040,938	$1,480	$(518,030)	$4,885,520	$(3,593,399)	$(41,312)	$734,259

Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442

Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671
Net loss	—	—	—	—	(40,613)	—	(40,613)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,972)	(1,972)
Effects of adoption of new lease accounting standard	—	—	—	—	87	—	87
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	97,845	—	—	—	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	3,604	—	—	3,604
Balance at June 30, 2019	148,785,426	$1,487	$(518,030)	$4,898,988	$(3,720,134)	$(48,706)	$613,605

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company
Notes to Consolidated Financial Statements (Unaudited)
(amounts in tables are in thousands of dollars, except share and per share information)
1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a global learning company, committed to delivering integrated solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12 th
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
The
K-12
market is our primary market, and in the United States, we are a leading provider of educational content by market share. Some of our core educational offerings include
Into Reading
,
Into Literature
,
Into Math
,
Fountas
 & Pinnell Classroom
,
HMH Science Dimensions
,
Collections
,
GO Math!
,
Read 180
Universal, and
Journeys
. We believe our long-standing reputation and trusted brand enable us to capitalize on trends in the education market through our existing and developing channels.
Furthermore, for nearly two centuries, we have published renowned and awarded adult and children’s, fiction, non-fiction
, culinary and reference titles enjoyed by readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-eight Pulitzer Prize winners, and fifteen National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego,
The Lord of the Rings, The Whole30,
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
The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. If necessary, management will take steps intended to improve the Company’s financial position and liquidity if actual results differ from such assumptions.

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
Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the last three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of
K-12
instructional materials are also cyclical with some years offering more sales opportunities than others based on the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year
net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year
net sales performance.
2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes during the three and six months ended June 30, 2019 due to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form
 10-K
for the fiscal year ended December 31, 2018.
Adoption of New Lease Accounting Standard
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
Prior comparative periods were not adjusted under this method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether any expired or existing contracts are or contain leases, carry forward the historical lease classification and to not reassess initial direct costs for any existing leases. We did not elect the hindsight practical expedient to determine the lease term for existing leases. Upon implementation of the new guidance, we have elected the practical expedients to combine lease and non-lease
components, and to not recognize right of use assets and lease liabilities for short-term leases. The adoption of this guidance impacted our consolidated balance sheets due to the recognition of the lease rights and obligations related to our office space, automobile fleet and office equipment leases as assets and liabilities of approximately $148.0 million and $161.0 million, respectively. The adjustment to accumulated deficit of approximately $0.8 million related to a previously recorded deferred gain on the sale leaseback of a warehouse. The impact on our results of operations and cash flows was not material.
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

Recently Adopted Accounting Standards
In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. We adopted the guidance on January 1, 2019 using the modified retrospective method and did not adjust comparative periods or modify disclosures in those comparative periods (see Note 2).
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

On January 14, 2019, we completed the acquisition of certain assets of PV Waggle LLC, which comprised a web-based
adaptive learning solution providing Math and
English Language Arts (“ELA”
)

instruction for students in grades
2-8
for a total purchase price of approximately $
5.4
 million. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets and other liabilities recorded as part of the acquisition totaled approximately $
0.9
 million, $
5.2
 million and $
0.7
 million, respectively. The other intangible assets represent developed technology and were valued using a replacement cost approach.
Measurement period adjustments were not material.
5.	Discontinued Operations

On October
1
,
2018
, we completed the sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax
book gain on sale of approximately $30.5 million. The gain was recorded in the fourth quarter of
2018
as the transaction closed on October
1
,
2018
. The tax gain on the sale was offset by
2018
losses. The results of the Riverside Business were previously reported in our Education segment. In connection with the sale of the Riverside Business, we entered into a Transition Services Agreement

(“TSA”)
 with the purchaser whereby we will perform certain support functions for a period of up to
18
months subsequent to October
1
,
2018
.
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
Selected financial information of the Riverside Business included in income from discontinued operations is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$18,216	$38,225
Costs	10,783	23,286
Amortization	1,642	3,112

Income from discontinued operations before taxes	$5,791	$11,827
Income tax (benefit) expense	(26)	1,435

Income from discontinued operations, net of tax	$5,817	$10,392

6.       Inventories
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Finished goods	$257,006	$162,890
Raw materials	10,764	21,319

Inventories	$267,770	$184,209

7.       Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2019:

	June 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$70	$74	$(4)	5.4%
Contract liabilities (deferred revenue)	$707,732	$647,444	$60,288	9.3%

NM = not meaningful
The $60.3 million increase in our net contract liabilities from December 31, 2018 to June 30, 2019 was primarily due to higher billings in the period attributed to the seasonal nature of our business exceeding the satisfaction of performance obligations related to physical and digital products during the period.
During the three and six months ended June 30, 2019 and 2018, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$75,294	$72,141	$123,823	$119,215

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $
920.5
 million, and we will recognize approximately
76
% to net sales over the next 1 to 3 years.
Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $22.6 million at June 30, 2019 and amortized $3.6 million and $4.3 million during the six months ended June 30, 2019 and 2018, respectively. The amortization is included in selling and administrative expenses.
8.	Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$716,977	$—	$716,977	$716,073	$—	$716,073

Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(33,521)	130,609	164,130	(28,087)	136,043
Publishing rights	1,180,000	(1,126,745)	53,255	1,180,000	(1,112,869)	67,131
Customer related and other	449,840	(295,624)	154,216	444,640	(287,922)	156,718

Other intangible assets, net	$1,954,970	$(1,455,890)	$499,080	$1,949,770	$(1,428,878)	$520,892

The change in the carrying amount of goodwill for the six months ended June 30, 2019 is as follows:

Balance at December 31, 2018	$716,073
Acquisitions	904

Balance at June 30, 2019	$716,977

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $27.0 million and $31.8 million for the six months ended June 30, 2019 and 2018, respectively.
9.	Debt
Our debt consisted of the following:

	June 30, 2019	December 31, 2018
$ 800,000 term loan due May 29, 2021 , interest payable quarterly (net of discount and issuance costs)	$761,377	$763,649
Less: Current portion of long-term debt	8,000	8,000

Total long-term debt, net of discount and issuance costs	$753,377	$755,649

Revolving credit facility	$60,000	$—

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

The term loan facility is required to be repaid in quarterly installments of $
2.0
 million, and may be prepaid, in whole or in part, at any time, without premium.
The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of June 30, 2019, the interest rate on the term loan facility was 5.4%.
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
Interest Rate Hedging
On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of June 30, 2019. We assessed at inception, and re-assess
on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.
These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.4 million and an unrealized gain of $5.1 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2019 and 2018, respectively. The corresponding $1.0 million hedge liability and $2.4 million hedge asset are included within long-term other liabilities and long-term other assets in our consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively. The interest rate derivative contracts mature on July 22, 2020.
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
The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of June 30, 2019, $
60.0
 million has been drawn on the revolving credit facility.
As of June 30, 2019, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.
On June 28, 2019, we entered into an amendment to the revolving credit facility extending the maturity date to the earlier of (i) July 22, 2021 or (ii) February 28, 2021 if our term loan facility is not refinanced by such date. The amendment became effective on July 1, 2019.
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
Lease Position as of June 30, 2019
The table below presents the lease assets and liabilities recorded on the balance sheet.

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$138,755

Total leased assets		$138,755
Liabilities
Current
Operating	Operating lease liabilities	$12,479
Noncurrent
Operating	Operating lease liabilities	140,062

Total lease liabilities		$152,541
Weighted average remaining lease term Operating leases		9.5 Years
Weighted average discount rate Operating leases (1)		12.36%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease costs
Operating lease cost and sublease income totaled $
13.2 million and $0.7 million, and
$22.8 million and $1.4 million, respectively, for the
three and
six months ended June 30, 2019. The net lease cost of
 $12.5 million and
$21.4 million is included in the selling and administrative line item in our consolidated statements of operations. Operating lease cost includes short term leases and variable lease costs, which are not material.

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Maturity of Lease Liabilities	Operating Leases
2019	$15,945
2020	27,065
2021	25,863
2022	23,450
2023	25,253
Thereafter	161,825

Total lease payments	$279,401
Less: interest	126,860

Present value of lease liabilities	$152,541

Other Information
The table below presents supplemental cash flow information related to leases during the six months ended June 30, 2019.

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$17,920

Additional Lease Information Related to the Application of the Previous Lease Accounting Standard
As previously disclosed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2018 and under the previous lease accounting standard, the future payments under operating lease agreements as of December 31, 2018 are as follows:

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
Severance and Other Charges
2019
Exclusive of the 2017 Restructuring Plan, during the six months ended June 30, 2019, $1.6 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $2.3 million to reflect costs for severance, which we expect to be paid over the next twelve months. We also recorded an expense in the amount of $
3.4
 million for real estate consolidation costs, which is reflected as a reduction in operating lease assets in our consolidated balance sheet as of June 30, 2019.
2018
Exclusive of the 2017 Restructuring Plan, during the six months ended June 30, 2018, $2.9 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.5 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $6.1 million to reflect costs for severance, which have been fully paid, along with a favorable $0.1 million adjustment for office space no longer occupied.
A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2019
	Severance/ other accruals at December 31, 2018		Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2019
Severance costs	$1,420		$2,263	$(1,655)	$2,028
Other accruals	270	(1)	—	—	—

	$1,690		$2,263	$(1,655)	$2,028

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2018
Severance costs	$341	$6,098	$(2,867)	$3,572
Other accruals	1,299	(80)	(487)	732

	$1,640	$6,018	$(3,354)	$4,304

(1)	In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

The current portion of the severance and other charges was $2.0 million and $6.0 million (inclusive of the 2017 Restructuring Plan) as of June 30, 2019 and December 31, 2018, respectively.
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
For the three months ended June 30, 2019 and 2018, we recorded income tax expense of approximately $0.4 million and $2.2 million, respectively, and for the six months ended June 30, 2019 and 2018, we recorded income tax expense of approximately $6.9 million and $5.5 million, respectively. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was
(1.0
)% and
(8.2
)% for the three months ended June 30, 2019 and 2018, respectively, and
(4.5
)% and
(4.2
)% for the six months ended June 30, 2019 and 2018, respectively.
Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both June 30, 2019 and December 31, 2018.
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
Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$1,511	$1,325	$3,022	$2,650
Expected return on plan assets	(1,918)	(1,995)	(3,836)	(3,990)
Amortization of net loss	251	354	502	708

Net periodic benefit credit	$(156)	$(316)	$(312)	$(632)

	Other Post Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$15	$32	$30	$64
Interest cost	145	168	290	336
Amortization of prior service cost	10	(172)	20	(344)
Amortization of net loss	(41)	—	(82)	—

Net periodic benefit cost	$129	$28	$258	$56

There were no contributions to the pension plans for the six months ended June 30, 2019 and 2018, and we do not expect to make a contribution to the pension plans during 2019.

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
Financial Assets and Liabilities
The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$4,836	$4,836	$—	(a)

	$4,836	$4,836	$—

Financial liabilities
Interest rate derivatives	$1,006	$—	$1,006	(a)
Foreign exchange derivatives	244	—	244	(a)

	$1,250	$—	$1,250	(a)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$228,587	$228,587	$—	(a)
U.S. treasury securities	24,939	24,939	—	(a)
U.S. agency securities	24,894	—	24,894	(a)
Interest rate derivatives	2,382	—	2,382	(a)

	$280,802	$253,526	$27,276

Financial liabilities
Foreign exchange derivatives	$534	$—	$534	(a)

	$534	$—	$534

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $4.8 million and $228.6 million invested in money market funds as of June 30, 2019 and December 31, 2018, respectively, we had $10.3 million and $24.8 million of cash invested in bank accounts as of June 30, 2019 and December 31, 2018, respectively.
Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.3 million and $15.7 million at June 30, 2019 and December 31, 2018, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.
Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of June 30, 2019. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income (loss), net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
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

Non-Financial
Assets and Liabilities
Our
non-financial
assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication
costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial
assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the six months ended June 30, 2019. There were no non-financial
liabilities that were required to be measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018.
Fair Value of Debt
The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2019 and December 31, 2018. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$761,377	$717,598	$763,649	$691,102
The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2019 and December 31, 2018. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.
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
In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $25.0 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.
We were contingently liable for $0.8 million and $4.4 million of performance-related surety bonds for our operating activities as of June 30, 2019 and December 31, 2018, respectively. An aggregate of $24.7 million and $24.3 million of letters of credit existed as of June 30, 2019 and December 31, 2018, respectively, of which $0.2 million and $0.1 million backed the aforementioned performance-related surety bonds as of June 30, 2019 and December 31, 2018, respectively.
We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of June 30, 2019 or December 31, 2018.

16.	Net Loss Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Loss from continuing operations	$(40,613)	$(29,089)	$(157,975)	$(134,975)
Income from discontinued operations, net of tax	—	5,817	—	10,392

Net loss attributable to common stockholders	$(40,613)	$(23,272)	$(157,975)	$(124,583)

Denominator
Weighted average shares outstanding
Basic	124,147,961	123,423,911	123,974,266	123,323,688
Diluted	124,147,961	123,423,911	123,974,266	123,323,688
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$(0.33)	$(0.24)	$(1.27)	$(1.09)
Discontinued operations	—	0.05	—	0.08

Net loss	$(0.33)	$(0.19)	$(1.27)	$(1.01)
Diluted:
Continuing operations	$(0.33)	$(0.24)	$(1.27)	$(1.09)
Discontinued operations	—	0.05	—	0.08

Net loss	$(0.33)	$(0.19)	$(1.27)	$(1.01)
As we incurred a net loss in the three and six month periods ended June 30, 2019 and 2018, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.
The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	3,128,926	3,430,749	3,128,926	3,430,749
Restricted stock units	4,113,655	3,227,812	3,454,860	2,581,176
17.	Segment Reporting
As of June 30, 2019, we had two reportable segments, Education and HMH Books & Media (formerly referred to as Trade Publishing; the composition of this segment has not changed). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, licenses book rights to other publishers and electronic businesses in the United States and abroad, and licenses brands across media platforms. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.
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

	Three Months Ended June 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2019
Net sales	$349,801	$39,095	$—
Segment Adjusted EBITDA	56,456	(211)	(8,959)
2018
Net sales	$321,276	$36,089	$—
Segment Adjusted EBITDA	64,345	(76)	(10,563)

	Six Months Ended June 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2019
Net sales	$503,645	$79,886	$—
Segment Adjusted EBITDA	35,491	3,958	(18,669)
2018
Net sales	$484,299	$72,825	$—
Segment Adjusted EBITDA	52,643	(913)	(21,685)

The following table disaggregates our net sales by major source:

	Three Months Ended June 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$168,042	$—	$168,042
Extensions (2)	181,759	—	181,759
HMH Books & Media products	—	39,095	39,095

Net sales	$349,801	$39,095	$388,896

	Six Months Ended June 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$220,036	$—	$220,036
Extensions (2)	283,609	—	283,609
HMH Books & Media products	—	79,886	79,886

Net sales	$503,645	$79,886	$583,531

	Three Months Ended June 30, 2018
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$151,975	$—	$151,975
Extensions (2)	169,301	—	169,301
HMH Books & Media products	—	36,089	36,089

Net sales	$321,276	$36,089	$357,365

	Six Months Ended June 30, 2018
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$213,205	$—	$213,205
Extensions (2)	271,094	—	271,094
HMH Books & Media products	—	72,825	72,825

Net sales	$484,299	$72,825	$557,124

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.

(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total Adjusted EBITDA	$47,286	$53,706	$20,780	$30,045
Interest expense	(11,963)	(11,472)	(23,545)	(22,408)
Interest income	97	117	1,189	623
Depreciation expense	(16,865)	(20,310)	(33,044)	(38,755)
Amortization expense – film asset	(1,760)	—	(6,772)	—
Amortization expense	(48,622)	(41,156)	(95,833)	(83,733)
Non-cash charges – stock-compensation	(3,708)	(3,168)	(7,259)	(6,061)
Non-cash charges – (loss) gain on derivative instruments	16	(1,097)	(434)	(725)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(261)	(1,924)	(548)	(2,106)
Severance, separation costs and facility closures	(4,430)	(2,075)	(5,651)	(6,018)
Gain (loss) on sale of assets	—	500	—	(384)

Loss before taxes	(40,210)	(26,879)	(151,117)	(129,522)
Provision (benefit) for income taxes	403	2,210	6,858	5,453

Loss from continuing operations	$(40,613)	$(29,089)	$(157,975)	$(134,975)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form
 10-Q
and the audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, which was filed with the Securities Exchange Commission (the “SEC”) on February 28, 2019. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form
10-Q.
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
Recent Developments
Sale of Clinical and Standardized Testing Business and Discontinued Operations
On October 1, 2018, we completed the previously announced sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million, subject to a final working capital adjustment, and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax
book gain on sale of approximately $30.5 million.
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
Long-term growth in the U.S.
K-12
market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. From 2018 to 2028, total public school enrollment, a major long-term driver of growth in the
K-12
Education market, is projected to increase by 1.4% to 51.4 million students, according to the National Center for Education Statistics.
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
In the HMH Books & Media segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films or series. In the past years, a number of our backlist titles such as
The Hobbit
,
The Lord of the Rings
,
Life of Pi
,
The Handmaid
’
s Tale
,
The Polar Express, The Giver
and
The Time Traveler
’
s Wife
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
We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication
costs.
Pre-publication
costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits
method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication
cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication
costs, except with respect to our HMH Books & Media segment’s consumer books, for which we generally expense such costs as incurred and the acquired content of certain intervention products acquired in 2015, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication
costs, which are often dependent upon program acceptance by state adoption authorities.
Selling and administrative expenses
Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $14.9 million for the six months ended June 30, 2019) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.
Other intangible asset amortization
Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the six months ended June 30, 2019 was $13.1 million.
Interest expense
Our interest expense includes interest accrued on our $800.0 million term loan credit facility (the “term loan facility”) along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the six months ended June 30, 2019 was $23.5 million.

Results of Operations
Consolidated Operating Results for the Three Months Ended June 30, 2019 and 2018

(dollars in thousands)	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	Dollar Change	Percent Change
Net sales	$388,896	$357,365	$31,531	8.8%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	190,831	160,058	30,773	19.2%
Publishing rights amortization	6,271	8,148	(1,877)	(23.0)%
Pre-publication amortization	35,739	26,332	9,407	35.7%

Cost of sales	232,841	194,538	38,303	19.7%
Selling and administrative	175,266	169,323	5,943	3.5%
Other intangible assets amortization	6,612	6,676	(64)	(1.0)%
Severance and other charges	4,430	2,075	2,355	NM
Gain on sale of assets	—	(500)	500	NM

Operating loss	(30,253)	(14,747)	(15,506)	NM

Other income (expense):
Retirement benefits non-service income	42	320	(278)	(86.9)%
Interest expense	(11,963)	(11,472)	(491)	(4.3)%
Interest income	97	117	(20)	(17.1)%
Change in fair value of derivative instruments	16	(1,097)	1,113	NM
Income from transition services agreement	1,851	—	1,851	NM

Loss from continuing operations before taxes	(40,210)	(26,879)	(13,331)	(49.6)%
Income tax expense	403	2,210	(1,807)	(81.8)%

Loss from continuing operations	$(40,613)	$(29,089)	$(11,524)	(39.6)%

Income from discontinued operations, net tax	—	5,817	(5,817)	NM

Net loss	$(40,613)	$(23,272)	$(17,341)	(74.5)%

NM = not meaningful
Net sales
for the three months ended June 30, 2019 increased $31.5 million, or 8.8%, from $357.4 million for the same period in 2018 to $388.9 million. The net sales increase was driven by a $28.5 million increase in our Education segment and a $3.0 million increase in our HMH Books & Media segment. Within our Education segment, the increase was primarily due to higher net sales from Core Solutions, which increased by $16.0 million from $152.0 million in 2018 to $168.0 million. The primary driver of the increase in Core Solutions were net sales of Texas and national versions of the
Into Reading
and
Into Literature
programs. Further, our net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, increased by $12.0 million from $170.0 million in 2018 to $182.0 million. Heinemann net sales continued to grow primarily driven by sales of the
Fountas
 & Pinnell Classroom
and
Calkins
products. Such net sales were partially offset by lower intervention and supplemental product sales and professional services within Extensions. Within our HMH Books & Media segment, the increase in net sales was primarily due to $2.0 million of licensing revenue attributed to the
Carmen Sandiego
series on Netflix.
Operating loss
for the three months ended June 30, 2019 changed unfavorably from a loss of $14.7 million for the same period in 2018 to a loss of $30.3 million, due primarily to the following:
•	A $30.8 million increase in our cost of sales, excluding publishing rights and pre-publication
amortization, from $160.0 million for the same period in 2018 to $190.8 million, of which $14.1 million is attributed to higher sales volume coupled with $16.7 million of higher costs as our cost of sales, excluding publishing rights and pre-publication
amortization, as a percentage of sales, increased to 49.1% from 44.8%, primarily due to product mix and higher royalty costs associated with our higher billings,

•	A $7.5 million increase in net amortization expense related to publishing rights, pre-publication
and other intangible assets, primarily due to an increase in pre-publication
amortization attributed to the timing of 2019 major product releases slightly offset by our use of accelerated amortization methods for publishing rights amortization,

•	A $5.9 million increase in selling and administrative expenses, primarily due to higher net labor costs of $6.5 million, mainly attributable to planned merit increases, along with higher stock compensation expense and higher employee benefit and medical expenses as well as higher outside labor to support the increased billings. Further, there was an increase in commissions of $4.4 million due to higher net sales and product mix. Partially offsetting the increase in selling and administrative expenses was lower depreciation expense of $3.1 million and lower professional fees of $1.5 million,

•	A $2.4 million increase in severance and other charges primarily due to real estate consolidation costs, and

•	A $0.5 million gain on sale of assets associated with certain non-core intellectual property in the second quarter of 2018 that did not repeat.

•	Offsetting the aforementioned was an increase in net sales of $31.5 million.

Retirement benefits non-service income
for the three months ended June 30, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.
Interest expense
for the three months ended June 30, 2019 increased $0.5 million from $11.5 million for the same period in 2018 to $12.0 million, primarily due to an increase in interest on the term loan facility of $1.0 million due to an increase in variable interest rates, offset by a reduction of $0.5 million of net settlement payments on our interest rate derivative instruments during the current period.
Interest income
for the three months ended June 30, 2019 slightly decreased due to lower short-term investments in 2019.
Change in fair value of derivative instruments
for the three months ended June 30, 2019, favorably changed by $1.1 million from a loss of $1.1 million in the same period in 2018 to a slight gain. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weaker U.S. dollar against the Euro.
Income from transition services agreement
for the three months ended June 30, 2019 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.
Income tax expense
for the three months ended June 30, 2019 decreased $1.8 million, from $2.2 million for the same period in 2018, to $0.4 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (4.3)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Six Months Ended June 30, 2019 and 2018

(dollars in thousands)	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018	Dollar Change	Percent Change
Net sales	$583,531	$557,124	$26,407	4.7%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication a mortization	286,886	259,791	27,095	10.4%
Publishing rights amortization	13,876	18,238	(4,362)	(23.9)%
Pre-publication amortization	68,821	51,953	16,868	32.5%

Cost of sales	369,583	329,982	39,601	12.0%
Selling and administrative	327,249	314,850	12,399	3.9%
Other intangible assets amortization	13,136	13,542	(406)	(3.0)%
Severance and other charges	5,651	6,018	(367)	(6.1)%
Loss on sale of assets	—	384	(384)	NM

Operating loss	(132,088)	(107,652)	(24,436)	(22.7)%

Other income (expense):
Retirement benefits non-service income	84	640	(556)	(86.9)%
Interest expense	(23,545)	(22,408)	(1,137)	(5.1)%
Interest income	1,189	623	566	90.8%
Change in fair value of derivative instruments	(434)	(725)	291	40.1%
Income from transition services agreement	3,677	—	3,677	NM

Loss from continuing operations before taxes	(151,117)	(129,522)	(21,595)	(16.7)%
Income tax expense	6,858	5,453	1,405	25.8%

Loss from continuing operations	$(157,975)	$(134,975)	$(23,000)	(17.0)%

Income from discontinued operations, net tax	—	10,392	(10,392)	NM

Net loss	$(157,975)	$(124,583)	$(33,392)	(26.8)%

NM = not meaningful
Net sales
for the six months ended June 30, 2019 increased $26.4 million, or 4.7%, from $557.1 million for the same period in 2018 to $583.5 million. The net sales increase was driven by a $19.3 million increase in our Education segment coupled with a $7.1 million increase in our HMH Books & Media segment. Within our Education segment, the increase was primarily due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $12.0 million from $271.0 million in 2018 to $283.0 million. Heinemann net sales growth was driven by sales of the
Fountas
 & Pinnell Classroom
and
Calkins
products. Such net sales were partially offset by lower intervention and supplemental product sales and professional services within Extensions. Further, net sales from Core Solutions, increased by $7.0 million from $213.0 million in 2018 to $220.0 million. The primary driver of the increase in Core Solutions were net sales of the Texas and national versions of the
Into Reading
and
Into Literature
programs. Within our HMH Books & Media segment, the increase in net sales was due to $7.7 million of licensing revenue attributed to the
Carmen Sandiego
series on Netflix.
Operating loss
for the six months ended June 30, 2019 changed unfavorably from a loss of $107.7 million for the same period in 2018 to a loss of $132.1 million, due primarily to the following:
•	A $27.1 million increase in our cost of sales, excluding publishing rights and pre-publication
amortization, from $259.8 million for the same period in 2018 to $286.9 million, of which $12.3 million is attributed to higher sales volume coupled with $14.8 million of higher costs as our cost of sales excluding publishing rights and pre-publication
amortization, as a percentage of sales, increased to 49.2% from 46.6%, primarily due to product mix and higher royalty costs associated with our higher billings,

•	A $12.4 million increase in selling and administrative expenses, primarily due to higher net labor costs of $12.2 million, mainly attributable to planned merit increases, higher stock compensation expense, higher employee benefit and medical expenses as well as higher outside labor to support the increased billings. Further, there was an increase of variable expenses such as an increase in commissions of $5.8 million due to product mix and higher net sales. Partially offsetting the increase in selling and administrative expenses was lower depreciation expense of $4.7 million and professional fees of $1.1 million, and

•	A $12.1 million increase in net amortization expense related to publishing rights, pre-publication
and other intangible assets, primarily due to an increase in pre-publication
amortization attributed to the timing of 2019 major product releases partially offset by our use of accelerated amortization methods for publishing rights amortization,

•	Partially offset by a $26.4 million increase in net sales,

•	A $0.4 million net loss on sale of assets associated with the divestiture of certain non-core products and intellectual property during 2018, and

•	A $0.4 million net decrease in severance and other charges due to real estate consolidation costs of $3.4 million in 2019 offset by a reduction in severance of $3.8 million from 2018.

Retirement benefits non-service income
for the six months ended June 30, 2019 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.
Interest expense
for the six months ended June 30, 2019 increased $1.1 million from $22.4 million for the same period in 2018 to $23.5 million, primarily due to an increase in interest on the term loan facility of $2.6 million due to an increase in variable interest rates, offset by a reduction of $1.5 million of net settlement payments on our interest rate derivative instruments during the current period.
Interest income
for the six months ended June 30, 2019 increased $0.6 from the same period in 2018 primarily due to higher short-term investments in 2019.
Change in fair value of derivative instruments
for the six months ended June 30, 2019, favorably changed by $0.3 million from a loss of $0.7 million in the same period in 2018 to a loss of $0.4 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the U.S. dollar weakening against the Euro.
Income from transition services agreement
for the six months ended June 30, 2019 was $3.7 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.
Income tax expense
for the six months ended June 30, 2019 increased $1.4 million, from $5.5 million for the same period in 2018, to $6.9 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (4.3)%. For both periods income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.
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

Below is a reconciliation of our net loss to Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(40,613)	$(29,089)	$(157,975)	$(134,975)
Interest expense	11,963	11,472	23,545	22,408
Interest income	(97)	(117)	(1,189)	(623)
Provision for income taxes	403	2,210	6,858	5,453
Depreciation expense	16,865	20,310	33,044	38,755
Amortization expense – film asset	1,760	—	6,772	—
Amortization expense	48,622	41,156	95,833	83,733
Non-cash charges – stock compensation	3,708	3,168	7,259	6,061
Non-cash charges – (gain) loss on derivative instrument	(16)	1,097	434	725
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	261	1,924	548	2,106
Severance, separation costs and facility closures	4,430	2,075	5,651	6,018
(Gain) loss on sale of assets	—	(500)	—	384

Adjusted EBITDA from continuing operations	$47,286	$53,706	$20,780	$30,045

Segment Operating Results
Results of Operations – Comparing Three Months Ended June 30, 2019 and 2018
Education

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Net sales	$349,801	$321,276	$28,525	8.9%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	163,664	137,026	26,638	19.4%
Publishing rights amortization	4,821	6,526	(1,705)	(26.1)%
Pre-publication amortization	35,634	26,265	9,369	35.7%

Cost of sales	204,119	169,817	34,302	20.2%
Selling and administrative	142,072	135,639	6,433	4.7%
Other intangible asset amortization	5,106	5,193	(87)	(1.7)%
Gain on sale of assets	—	(500)	500	NM

Operating (loss) income from continuing operations	(1,496)	11,127	(12,623)	NM

Net (loss) income from continuing operations	$(1,496)	$11,127	$(12,623)	NM

Adjustments from net (loss) income from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$12,391	$15,734	$(3,343)	(21.2)%
Amortization expense	45,561	37,984	7,577	19.9%
Gain on sale of assets	—	(500)	500	NM

Education segment Adjusted EBITDA	$56,456	$64,345	$(7,889)	(12.3)%

NM = not meaningful
Our Education segment net sales for the three months ended June 30, 2019 increased $28.5 million, or 8.9%, from $321.3 million for the same period in 2018 to $349.8 million. The increase was primarily due to higher net sales from Core Solutions, which increased by $16.0 million from $152.0 million in 2018 to $168.0 million. The primary driver of the increase in Core Solutions were net sales of the Texas and national versions of the
Into Reading
and
Into Literature
programs. Further, our net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, increased by $12.0 million from $170.0 million in 2018 to $182.0 million. Heinemann net sales continued to grow driven by sales of the
Fountas
 & Pinnell Classroom
and
Calkins
products. Such net sales were partially offset by lower intervention and supplemental product sales and professional services within Extensions.
Our Education segment cost of sales for the three months ended June 30, 2019 increased $34.3 million, or 20.2%, from $169.8 million for the same period in 2018 to $204.1 million. Our cost of sales, excluding publishing rights and pre-publication
amortization, increased $26.6 million from $137.0 million in 2018 to $163.7 million, of which $12.1 million is attributed to higher sales volume coupled with $14.5 million of higher costs as our cost of sales excluding publishing rights and pre-publication
amortization, as a percentage of sales, increased to 46.8% from 42.7%, primarily due to product mix and higher royalty costs associated with our higher billings.
Pre-publication
amortization increased by $9.4 million from the same period in 2018 primarily due to the timing of product releases, partially offset by a $1.7 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.
Our Education segment selling and administrative expense for the three months ended June 30, 2019 increased $6.4 million, or 4.7%, from $135.6 million for the same period in 2018 to $142.1 million. The increase was driven by higher net labor costs attributed to planned merit increases, higher employee benefit and medical expenses, and outside labor to support the increase in billings. Further, there was an increase in variable expenses such as samples and increases in commissions and travel and entertainment.
Our Education segment other intangible asset amortization expense for the three months ended June 30, 2019 slightly decreased from the same period in 2018, which was due to our use of accelerated amortization methods.

Our Education segment recorded a $0.5 million gain on sale of assets associated with certain non-core
intellectual property in the second quarter of 2018.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2019 decreased $7.9 million, from $64.3 million for the same period in 2018 to $56.5 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and gain on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.
HMH Books & Media

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Net sales	$39,095	$36,089	$3,006	8.3%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	27,167	23,032	4,135	18.0%
Publishing rights amortization	1,450	1,622	(172)	(10.6)%
Pre-publication amortization	105	67	38	56.7%

Cost of sales	28,722	24,721	4,001	16.2%
Selling and administrative	14,287	13,255	1,032	7.8%
Other intangible asset amortization	1,506	1,483	23	1.6%

Operating loss	(5,420)	(3,370)	(2,050)	(60.8)%

Net loss	$(5,420)	$(3,370)	$(2,050)	(60.8)%

Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$388	$122	$266	NM
Amortization expense film asset	1,760	—	1,760	NM
Amortization expense	3,061	3,172	(111)	(3.5)%

HMH Books & Media segment Adjusted EBITDA	$(211)	$(76)	$(135)	NM

NM = not meaningful
Our HMH Books & Media segment net sales for the three months ended June 30, 2019 increased $3.0 million, or 8.3%, from $36.1 million for the same period in 2018 to $39.1 million. The increase was primarily due to $2.0 million of licensing revenue attributed to the
Carmen Sandiego
series on Netflix. There were also higher net sales in the Adult and Young Reader’s categories with titles such as
Maybe You Should Talk to Someone
and
Weber’s Ultimate Grilling
series, partially offset by unfavorable return experience.
Our HMH Books & Media segment cost of sales for the three months ended June 30, 2019 increased $4.0 million, or 16.2%, from $24.7 million for the same period in 2018 to $28.7 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication
amortization, which increased $4.1 million. Our cost of sales, excluding publishing rights and pre-publication
amortization as a percentage of net sales increased to 69.5% from 63.8%, driven by $1.7 million of film asset amortization associated with the
Carmen Sandiego
series along with higher net sales and higher product costs.
Our HMH Books & Media segment selling and administrative expense for the three months ended June 30, 2019 increased $1.0 million, or 7.8%, from $13.3 million for the same period in 2018 to $14.3 million. The increase was primarily due to higher marketing and product management costs.
Our HMH Books & Media segment other intangible asset amortization expense for the three months ended June 30, 2019 increased slightly from the same period in 2018.
Our HMH Books & Media segment Adjusted EBITDA for the three months ended June 30, 2019 changed unfavorably from a loss of $0.1 million for the same period in 2018 to a loss of $0.2 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization costs.

Corporate and Other

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—

Cost of sales	—	—	—	—
Selling and administrative	18,907	20,429	(1,522)	(7.5)%
Severance and other charges	4,430	2,075	2,355	NM

Operating loss	(23,337)	(22,504)	(833)	(3.7)%

Retirement benefits non-service income	42	320	(278)	(86.9)%
Interest expense	(11,963)	(11,472)	(491)	(4.3)%
Interest income	97	117	(20)	(17.1)%
Change in fair value of derivative instruments	16	(1,097)	1,113	NM
Income from transition services agreement	1,851	—	1,851	NM

Net loss before taxes	(33,294)	(34,636)	1,342	3.9%
Income tax expense	403	2,210	(1,807)	(81.8)%

Net loss	$(33,697)	$(36,846)	$3,149	8.5%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$11,963	$11,472	$491	4.3%
Interest income	(97)	(117)	20	17.1%
Provision for income taxes	403	2,210	(1,807)	(81.8)%
Depreciation expense	4,086	4,454	(368)	(8.3)%
Non-cash charges loss (gain) on derivative instruments	(16)	1,097	(1,113)	NM
Non-cash charges – stock compensation	3,708	3,168	540	17.0%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	261	1,924	(1,663)	(86.4)%
Severance, separation costs and facility closures	4,430	2,075	2,355	NM

Corporate and Other segment Adjusted EBITDA	$(8,959)	$(10,563)	$1,604	15.2%

NM = not meaningful
The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating
costs.
Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2019 decreased $1.5 million to $18.9 million primarily attributed to lower technology costs, professional fees and depreciation, partially offset by planned merit increases and higher stock compensation.
Our severance and other charges for the three months ended June 30, 2019 increased $2.4 million, from $2.1 million for the same period in 2018 to $4.4 million, primarily due to real estate consolidation costs.
Retirement benefits
non-service
income for the three months ended June 30, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.
Interest expense for the three months ended June 30, 2019 increased $0.5 million from $11.5 million for the same period in 2018 to $12.0 million, primarily due to an increase in interest on the term loan facility of $1.0 million due to an increase in variable interest rates, offset by a reduction of $0.5 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the three months ended June 30, 2019 slightly decreased due to lower short-term investments in 2019.
Change in fair value of derivative instruments for the three months ended June 30, 2019, favorably changed by $1.1 million from a loss of $1.1 million in the same period in 2018 to a slight gain. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the U.S. dollar weakening against the Euro.
Income from transition services agreement for the three months ended June 30, 2019 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.
Income tax expense for the three months ended June 30, 2019 decreased $1.8 million, from an expense of $2.2 million for the same period in 2018, to an expense of $0.4 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (4.3)%. For both periods, income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.
Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2019 favorably changed $1.6 million, or 15.2%, from a loss of $10.6 million for the same period in 2018 to a loss of $9.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations – Comparing Six Months Ended June 30, 2019 and 2018
Education

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Net sales	$503,645	$484,299	$19,346	4.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	230,647	211,486	19,161	9.1%
Publishing rights amortization	10,863	14,864	(4,001)	(26.9)%
Pre-publication amortization	68,603	51,817	16,786	32.4%

Cost of sales	310,113	278,167	31,946	11.5%
Selling and administrative	261,474	249,737	11,737	4.7%
Other intangible asset amortization	10,124	10,577	(453)	(4.3)%
Loss on sale of assets	—	384	(384)	NM

Operating loss from continuing operations	(78,066)	(54,566)	(23,500)	(43.1)%

Net loss from continuing operations	$(78,066)	$(54,566)	$(23,500)	(43.1)%

Adjustments from net loss from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$23,967	$29,567	$(5,600)	(18.9)%
Amortization expense	89,590	77,258	12,332	16.0%
Loss on sale of assets	—	384	(384)	NM

Education segment Adjusted EBITDA	$35,491	$52,643	$(17,152)	(32.6)%

NM = not meaningful
Our Education segment net sales for the six months ended June 30, 2019 increased $19.3 million, or 4.0%, from $484.3 million for the same period in 2018 to $503.6 million. The increase was primarily due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $12.0 million from $271.0 million in 2018 to $283.0 million. Heinemann net sales growth was driven by sales of the
Fountas
 & Pinnell Classroom
and
Calkins
products. Such net sales were partially offset by lower intervention and supplemental product sales and professional services within Extensions. Further, net sales from Core Solutions, increased by $7.0 million from $213.0 million in 2018 to $220.0 million. The primary driver of the increase in Core Solutions were net sales of the Texas and national versions of the
Into Reading
and
Into Literature
programs.
Our Education segment cost of sales for the six months ended June 30, 2019 increased $31.9 million, or 11.5%, from $278.2 million for the same period in 2018 to $310.1 million. Our cost of sales, excluding publishing rights and pre-publication
amortization, increased $19.1 million from $211.5 million in 2018 to $230.6 million of which $8.4 million is attributed to higher sales volume coupled with $10.7 million of higher costs as our cost of sales excluding publishing rights and pre-publication
amortization, as a percentage of sales, increased to 45.8% from 43.7%, primarily due to product mix and higher royalty costs associated with our higher billings.
Pre-publication
amortization increased by $16.8 million from the same period in 2018 primarily due to the timing of product releases, partially offset by a $4.0 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.
Our Education segment selling and administrative expense for the six months ended June 30, 2019 increased $11.7 million, or 4.7%, from $249.7 million for the same period in 2018 to $261.5 million. The increase was driven by higher net labor costs attributed to planned merit increases, higher employee benefit and medical expenses and higher outside labor to support the increase in billings. Further, there was an increase in variable expenses such as samples and increases in commissions and travel and entertainment.
Our Education segment other intangible asset amortization expense for the six months ended June 30, 2019 decreased $0.5 million, or 4.3%, from the same period in 2018, due to our use of accelerated amortization methods.
Our Education segment Adjusted EBITDA for the six months ended June 30, 2019 decreased $17.2 million, from $52.6 million for the same period in 2018 to $35.5 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Net sales	$79,886	$72,825	$7,061	9.7%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	56,239	48,305	7,934	16.4%
Publishing rights amortization	3,013	3,374	(361)	(10.7)%
Pre-publication amortization	218	136	82	60.3%

Cost of sales	59,470	51,815	7,655	14.8%
Selling and administrative	27,321	25,727	1,594	6.2%
Other intangible asset amortization	3,012	2,965	47	1.6%

Operating loss	(9,917)	(7,682)	(2,235)	(29.1)%

Net loss	$(9,917)	$(7,682)	$(2,235)	(29.1)%

Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$860	$294	$566	NM
Amortization expense film asset	6,772	—	6,772	NM
Amortization expense	6,243	6,475	(232)	(3.6)%

HMH Books & Media segment Adjusted EBITDA	$3,958	$(913)	$4,871	NM

NM = not meaningful
Our HMH Books & Media segment net sales for the six months ended June 30, 2019 increased $7.1 million, or 9.7%, from $72.8 million for the same period in 2018 to $79.9 million. The increase was primarily due to $7.7 million of licensing revenue driven by the
Carmen Sandiego
series on Netflix. Partially offsetting the aforementioned was a decrease in print titles due to the prior year strength of the
Instant Pot
series and the
Whole 30
series and unfavorable return experience.
Our HMH Books & Media segment cost of sales for the six months ended June 30, 2019 increased $7.7 million, or 14.8%, from $51.8 million for the same period in 2018 to $59.5 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication
amortization, which increased $7.9 million, driven by $6.8 million of film asset amortization associated with the
Carmen Sandiego
series along with slightly higher product costs.
Our HMH Books & Media segment selling and administrative expense for the six months ended June 30, 2019 increased $1.6 million, or 6.2%, from $25.7 million for the same period in 2018 to $27.3 million. The increase was primarily due to higher marketing and product management costs along with variable expenses.
Our HMH Books & Media segment other intangible asset amortization expense for the six months ended June 30, 2019 increased slightly from the same period in 2018.
Our HMH Books & Media segment Adjusted EBITDA for the six months ended June 30, 2019 changed favorably from a loss of $0.9 million for the same period in 2018 to earnings of $4.0 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization costs.

Corporate and Other

	Six Months Ended June 30,
	2019	2018	Dollar Change	Percent Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—

Cost of sales	—	—	—	—
Selling and administrative	38,454	39,386	(932)	(2.4)%
Severance and other charges	5,651	6,018	(367)	(6.1)%

Operating loss	(44,105)	(45,404)	1,299	2.9%

Retirement benefits non-service income	84	640	(556)	(86.9)%
Interest expense	(23,545)	(22,408)	(1,137)	(5.1)%
Interest income	1,189	623	566	90.9%
Change in fair value of derivative instruments	(434)	(725)	291	40.1%
Income from transition services agreement	3,677	—	3,677	NM

Net loss before taxes	(63,134)	(67,274)	4,140	6.2%
Income tax expense	6,858	5,453	1,405	25.8%

Net loss	$(69,992)	$(72,727)	$2,735	3.8%

Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$23,545	$22,408	$1,137	5.1%
Interest income	(1,189)	(623)	(566)	(90.9)%
Provision for income taxes	6,858	5,453	1,405	25.8%
Depreciation expense	8,217	8,894	(677)	(7.6)%
Non-cash charges loss (gain) on derivative instruments	434	725	(291)	(40.1)%
Non-cash charges – stock compensation	7,259	6,061	1,198	19.8%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	548	2,106	(1,558)	(74.0)%
Severance, separation costs and facility closures	5,651	6,018	(367)	(6.1)%

Corporate and Other segment Adjusted EBITDA	$(18,669)	$(21,685)	$3,016	13.9%

NM = not meaningful
The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating
costs.
Our selling and administrative expense for the Corporate and Other category for the six months ended June 30, 2019 decreased $0.9 million to $38.5 million primarily attributed to lower technology costs, professional fees and depreciation, partially offset by planned merit increases and higher stock compensation.
Our severance and other charges for the six months ended June 30, 2019 decreased $0.4 million, or 6.1%, from $6.0 million for the same period in 2018 to $5.7 million, due to real estate consolidation costs of $3.4 million in 2019, offset by a reduction in severance of $3.8 million from 2018.
Retirement benefits
non-service
income for the six months ended June 30, 2019 changed unfavorably by $0.6 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.
Interest expense for the six months ended June 30, 2019 increased $1.1 million from $22.4 million for the same period in 2018 to $23.5 million, primarily due to an increase in interest on the term loan facility of $2.6 million due to an increase in variable interest rates, offset by a reduction of $1.5 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the six months ended June 30, 2019 increased $0.6 from the same period in 2018 primarily due to higher short-term investments in 2019.
Change in fair value of derivative instruments for the six months ended June 30, 2019, favorably changed by $0.3 million from a loss of $0.7 million in the same period in 2018 to a loss of $0.4 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the U.S. dollar weakening against the Euro.
Income from transition services agreement for the six months ended June 30, 2019 was $3.7 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we provide certain support functions for a period of up to 18 months from the disposition date in the fourth quarter of 2018.
Income tax expense for the six months ended June 30, 2019 increased $1.4 million, from $5.5 million for the same period in 2018, to $6.9 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (4.3)%. For both periods, income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.
Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2019 favorably changed $3.0 million, or 13.9%, from a loss of $21.7 million for the same period in 2018 to a loss of $18.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.
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
Approximately 85% of our net sales for the year ended December 31, 2018 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the last three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of
K-12
instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year
net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year
net sales performance.
Liquidity and Capital Resources

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$15,114	$253,365
Short-term investments	—	49,833
Current portion of long-term debt	8,000	8,000
Revolving credit facility	60,000	—
Long-term debt, net of discount and issuance costs	753,377	755,649
Borrowing availability under revolving credit facility	165,291	167,434

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net cash used in operating activities	$(265,925)	$(163,814)
Net cash used in investing activities	(29,396)	(44)
Net cash provided by financing activities	57,070	45,588

Operating activities
Net cash used in operating activities was $265.9 million for the six months ended June 30, 2019, a $102.1 million increase from the $163.8 million of net cash used in operating activities for the six months ended June 30, 2018. Net cash used in operating activities included $11.4 million of cash flow provided by discontinued operations in 2018. Net cash used in operating activities from continuing operations was $265.9 million in the six months ended June 30, 2019 compared to $175.2 million in the six months ended June 30, 2018. The $90.7 million increase in cash used in operating activities from continuing operations was primarily driven by unfavorable changes in net operating assets and liabilities of $91.7 million primarily due to an increase in accounts receivable of $133.4 million attributed to greater billings in the second quarter of 2019, an increase in inventories of $25.9 million in advance of the large third quarter sales opportunity, unfavorable changes in other liabilities of $19.3 million, other assets of $10.7 million and operating lease liabilities of $8.4 million offset by an increase deferred revenue of $80.8 million also due to greater billings in 2019, accounts payable of $23.5 million due to timing of disbursements and severance and other charges of $1.5 million. Additionally, operating profit, net of non-cash

items, increased by $0.2 million.
Investing activities
Net cash used in investing activities was $29.4 million for the six months ended June 30, 2019, an increase of $29.4 million from the six months ended June 30, 2018. Net cash used in investing activities included $4.3 million of expenditures from discontinued operations in 2018. Net cash used in investing activities from continuing operations was $29.4 million in the six months ended June 30, 2019 compared to net cash provided by investing activities from continuing operations of $4.2 million in the six months ended June 30, 2018. The increase in cash used in investing activities from continuing operations of $33.6 million was primarily due to lower net proceeds from sales and maturities of short-term investments of $36.5 million compared to 2018, the acquisition of a business for $5.4 million in 2019 offset by a decrease in capital investing expenditures related to pre-publication
costs and property, plant, and equipment of $8.9 million.
Financing activities
Net cash provided by financing activities was $57.1 million for the six months ended June 30, 2019, an increase of $11.5 million from the $45.6 million of net cash provided by financing activities for the six months ended June 30, 2018. The increase in cash provided by financing activities was due to an increase of $10.0 million of proceeds from our revolving credit facility and $2.5 million of net collections in 2019 under our transition services agreement with the purchaser of the Riverside Business. Offsetting the aforementioned were higher tax withholding payments related to net share settlements of restricted stock units of $0.8 million and lower proceeds from our employee stock purchase plan of $0.2 million.
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

Term Loan Facility
On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of June 30, 2019, we had approximately $768.0 million ($761.4 million, net of discount and issuance costs) outstanding under the term loan facility.
The term loan facility has a
six-year
term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at the option of the Company. As of June 30, 2019, the interest rate of the term loan facility was 5.4%.
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
On June 28, 2019, we entered into an amendment to the revolving credit facility extending the maturity date to the earlier of (i) July 22, 2021 or (ii) February 28, 2021 if our term loan facility is not refinanced by such date. The amendment became effective on July 1, 2019.
The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar
basis. As of June 30, 2019, $60.0 million was drawn on the revolving credit facility and we had approximately $24.7 million of outstanding letters of credit and approximately $165.3 million of borrowing availability under the revolving credit facility. As of August 8, 2019, the outstanding amount on the revolving credit facility was paid in full.
The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 1.75% or an alternative base rate plus 0.75%; such applicable margins may increase up to 2.25% and 1.25%, respectively, based on average daily availability. The revolving credit facility may be prepaid, in whole or in part, at any time, without premium.
The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2019, due to our level of borrowing availability.
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
General
We had $15.1 million of cash and cash equivalents and no short-term investments at June 30, 2019. We had $253.4 million of cash and cash equivalents and $49.8 million of short-term investments at December 31, 2018.
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
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes in the six months ended June 30, 2019 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form
 10-K
for the fiscal year ended December 31, 2018.
Leases
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
Covenant Compliance
As of June 30, 2019, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.
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
As of June 30, 2019, we had $768.0 million ($761.4 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of June 30, 2019, $60.0 million has been drawn on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of June 30, 2019. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.
We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2019 and December 31, 2018. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 pursuant to Rule
 13a-15(b)
of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2019 our disclosure controls and procedures were effective.
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit No.	Description

10.1
First Amendment to Credit Agreement, First Amendment to Guarantee and Collateral Agreement and Consent to Release of Mortgages, dated as of June 28, 2019 and effective as of July 1, 2019, by and among Houghton Mifflin Harcourt Company, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC, Houghton Mifflin Harcourt Publishing Company, certain other subsidiaries of Houghton Mifflin Harcourt Company, as subsidiary guarantors, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 1, 2019 (File No. 001-36166)).

10.2*	Separation Agreement and General Release, dated June 10, 2019, by and between Houghton Mifflin Harcourt Company and Rosamund Else-Mitchell.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that section. Furthermore, this certification shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Houghton Mifflin Harcourt Company (Registrant)

August 8, 2019	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 8, 2019	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)