Form 10-Q
period 2019-09-30
Houghton Mifflin Harcourt Co
filed 2019-10-31
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock, par value $0.01 per share, outstanding as of October 28, 2019 was 124,330,921.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low-cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; unanticipated consequences of the disposition of our Riverside clinical and standardized testing business; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; major disasters or other external threats; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives, including our recently announced workforce reduction; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

(in thousands of dollars, except share information)	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$308,676	$253,365
Short-term investments	—	49,833
Accounts receivable, net of allowances for bad debts and book returns of $25.2 million and $20.7 million, respectively	434,903	203,574
Inventories	211,744	184,209
Prepaid expenses and other assets	18,728	15,297
Total current assets	974,051	706,278
Property, plant, and equipment, net	104,718	125,925
Pre-publication costs, net	290,356	323,641
Royalty advances to authors, net	48,124	47,993
Goodwill	716,977	716,073
Other intangible assets, net	486,356	520,892
Operating lease assets	135,298	—
Deferred income taxes	3,259	3,259
Deferred commissions	33,953	22,635
Other assets	31,698	28,428
Total assets	$2,824,790	$2,495,124
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$8,000	$8,000
Accounts payable	88,091	76,313
Royalties payable	68,189	66,893
Salaries, wages, and commissions payable	69,638	50,225
Deferred revenue	314,083	251,944
Interest payable	147	136
Severance and other charges	1,312	6,020
Accrued postretirement benefits	1,512	1,512
Operating lease liabilities	11,135	—
Other liabilities	34,473	26,649
Total current liabilities	596,580	487,692
Long-term debt, net of discount and issuance costs	752,241	755,649
Operating lease liabilities	137,375	—
Long-term deferred revenue	574,641	395,500
Accrued pension benefits	27,624	29,320
Accrued postretirement benefits	13,235	14,300
Deferred income taxes	29,655	27,075
Other liabilities	6,746	17,118
Total liabilities	2,138,097	1,726,654
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 148,907,955 and 148,164,854 shares issued at September 30, 2019 and December 31, 2018, respectively; 124,330,921 and 123,587,820 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,489	1,481
Treasury stock, 24,577,034 shares as of September 30, 2019 and December 31, 2018, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,903,422	4,893,174
Accumulated deficit	(3,650,874)	(3,562,971)
Accumulated other comprehensive loss	(49,314)	(45,184)
Total stockholders’ equity	686,693	768,470
Total liabilities and stockholders’ equity	$2,824,790	$2,495,124

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2019	2018	2019	2018
Net sales	$565,668	$516,255	$1,149,199	$1,073,379
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	246,527	201,748	533,413	461,539
Publishing rights amortization	6,341	8,238	20,217	26,476
Pre-publication amortization	39,319	28,094	108,140	80,047
Cost of sales	292,187	238,080	661,770	568,062
Selling and administrative	188,957	176,202	516,206	491,052
Other intangible asset amortization	6,383	6,696	19,519	20,238
Restructuring	—	3,077	—	3,077
Severance and other charges	270	362	5,921	6,380
Loss on sale of assets	—	—	—	384
Operating income (loss)	77,871	91,838	(54,217)	(15,814)
Other income (expense)
Retirement benefits non-service income	41	320	125	960
Interest expense	(11,597)	(11,627)	(35,142)	(34,035)
Interest income	509	277	1,698	900
Change in fair value of derivative instruments	(737)	(249)	(1,171)	(974)
Income from transition services agreement	571	—	4,248	—
Income (loss) from continuing operations before taxes	66,658	80,559	(84,459)	(48,963)
Income tax (benefit) expense for continuing operations	(2,602)	(3,349)	4,256	2,104
Income (loss) from continuing operations	69,260	83,908	(88,715)	(51,067)
Income from discontinued operations, net of tax	—	2,441	—	12,833
Net income (loss)	$69,260	$86,349	$(88,715)	$(38,234)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.56	$0.68	$(0.71)	$(0.41)
Discontinued operations	—	0.02	—	0.10
Net income (loss)	$0.56	$0.70	$(0.71)	$(0.31)
Diluted:
Continuing operations	$0.55	$0.68	$(0.71)	$(0.41)
Discontinued operations	—	0.02	—	0.10
Net income (loss)	$0.55	$0.70	$(0.71)	$(0.31)
Weighted average shares outstanding
Basic	124,315,491	123,553,116	124,089,257	123,401,005
Diluted	124,807,488	123,870,380	124,089,257	123,401,005

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2019	2018	2019	2018
Net income (loss)	$69,260	$86,349	$(88,715)	$(38,234)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(351)	(97)	(478)	(13)
Unrealized (loss) gain on short-term investments, net of tax	—	(13)	9	5
Net change in unrealized (loss) gain on derivative financial instruments, net of tax	(257)	686	(3,661)	5,794
Other comprehensive income (loss), net of taxes	(608)	576	(4,130)	5,786
Comprehensive income (loss)	$68,652	$86,925	$(92,845)	$(32,448)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2019	2018
Cash flows from operating activities
Net loss	$(88,715)	$(38,234)
Adjustments to reconcile net loss to net cash provided by operating activities
Income from discontinued operations, net of tax	—	(12,833)
Loss on sale of assets	—	384
Depreciation and amortization expense	201,593	183,218
Amortization and impairments of operating lease assets	12,898	—
Amortization of debt discount and deferred financing costs	3,136	3,136
Deferred income taxes	2,580	2,597
Stock-based compensation expense	11,094	9,363
Change in fair value of derivative instruments	1,171	974
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(231,296)	(160,506)
Inventories	(27,535)	(19,317)
Other assets	(23,649)	(716)
Accounts payable and accrued expenses	37,488	15,471
Royalties payable and author advances, net	1,165	(5,165)
Deferred revenue	241,091	34,362
Interest payable	11	41
Severance and other charges	(464)	(481)
Accrued pension and postretirement benefits	(2,761)	(2,462)
Operating lease liabilities	(12,450)	—
Other liabilities	2,015	16,274
Net cash provided by operating activities – continuing operations	127,372	26,106
Net cash provided by operating activities – discontinued operations	—	17,361
Net cash provided by operating activities	127,372	43,467
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	50,000	86,539
Purchases of short-term investments	—	(29,708)
Additions to pre-publication costs	(81,532)	(92,202)
Additions to property, plant, and equipment	(27,350)	(41,488)
Proceeds from sale of assets	—	500
Acquisition of business, net of cash acquired	(5,447)	—
Investment in preferred stock	(750)	—
Net cash used in investing activities – continuing operations	(65,079)	(76,359)
Net cash used in investing activities – discontinued operations	—	(5,933)
Net cash used in investing activities	(65,079)	(82,292)
Cash flows from financing activities
Proceeds under revolving credit facility	60,000	50,000
Payments of revolving credit facility	(60,000)	(50,000)
Payments of long-term debt	(6,000)	(6,000)
Payments of deferred financing fees	(311)	—
Tax withholding payments related to net share settlements of restricted stock units and awards	(1,963)	(1,113)
Issuance of common stock under employee stock purchase plan	1,027	1,263
Net collections under transition services agreement	265	—
Net cash used in financing activities – continuing operations	(6,982)	(5,850)
Net increase (decrease) in cash and cash equivalents	55,311	(44,675)
Cash and cash equivalents at the beginning of the period	253,365	148,979
Cash and cash equivalents at the end of the period	$308,676	$104,304
Supplemental disclosure of cash flow information
Interest paid	$32,264	$30,865
Income taxes paid	469	545
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$7,299	$16,733
Property, plant, and equipment included in accounts payable and accruals	2,317	13,943
Property, plant, and equipment acquired under finance leases	366	515

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2017	147,911,466	$1,479	$(518,030)	$4,879,793	$(3,521,527)	$(46,522)	$795,193
Net loss	—	—	—	—	(101,311)	—	(101,311)
Other comprehensive income, net of tax	—	—	—	—	—	3,721	3,721
Effects of adoption of new revenue accounting standard	—	—	—	—	52,711	—	52,711
Issuance of common stock for employee purchase plan	85,542	1	—	864	—	—	865
Issuance of common stock for vesting of restricted stock units	245,572	2	—	(2)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,073)	—	—	(1,073)
Restricted stock forfeitures and cancellations	(268,295)	(3)	—	3	—	—	—
Stock-based compensation expense	—	—	—	2,873	—	—	2,873
Balance at March 31, 2018	147,974,285	$1,479	$(518,030)	$4,882,458	$(3,570,127)	$(42,801)	$752,979
Net loss	—	—	—	—	(23,272)	—	(23,272)
Other comprehensive income, net of tax	—	—	—	—	—	1,489	1,489
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	66,653	1	—	(1)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	—	3,082	—	—	3,082
Balance at June 30, 2018	148,040,938	$1,480	$(518,030)	$4,885,520	$(3,593,399)	$(41,312)	$734,259
Net income	—	—	—	—	86,349	—	86,349
Other comprehensive income, net of tax	—	—	—	—	—	576	576
Issuance of common stock for employee purchase plan	89,886	1	—	746	—	—	747
Issuance of common stock for vesting of restricted stock units	7,472	—	—	—	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	—	3,200	—	—	3,200
Balance at September 30, 2018	148,138,296	$1,481	$(518,030)	$4,889,446	$(3,507,050)	$(40,736)	$825,111
Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442
Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671
Net loss	—	—	—	—	(40,613)	—	(40,613)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,972)	(1,972)
Effects of adoption of new lease accounting standard	—	—	—	—	87	—	87
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	97,845	—	—	—	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	3,604	—	—	3,604
Balance at June 30, 2019	148,785,426	$1,487	$(518,030)	$4,898,988	$(3,720,134)	$(48,706)	$613,605
Net income	—	—	—	—	69,260	—	69,260
Other comprehensive loss, net of tax	—	—	—	—	—	(608)	(608)
Issuance of common stock for employee purchase plan	108,009	1	—	734	—	—	735
Issuance of common stock for vesting of restricted stock units	14,520	1	—	(1)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	3,735	—	—	3,735
Balance at September 30, 2019	148,907,955	$1,489	$(518,030)	$4,903,422	$(3,650,874)	$(49,314)	$686,693

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

The K-12 market is our primary market, and in the United States, we are a leading provider of educational content by market share. Some of our core educational offerings include Into Reading, Into Literature, Into Math, Fountas & Pinnell Classroom, HMH Science Dimensions, Collections, GO Math!, Read 180 Universal, and Journeys. We believe our long-standing reputation and trusted brand enable us to capitalize on trends in the education market through our existing and developing channels.

Furthermore, for nearly two centuries, we have published renowned and awarded adult and children’s, fiction, non-fiction, culinary and reference titles enjoyed by readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-eight Pulitzer Prize winners, and fifteen National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Philip Roth, Temple Grandin, Tim O’Brien, Amos Oz, Kwame Alexander, Lois Lowry, and Chris Van Allsburg.

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

2.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes during the three and nine months ended September 30, 2019 due to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement to develop or obtain internal use software. Accordingly, the guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement.  The new standard will be effective in 2020. We are currently evaluating the impact of the new standard, but we do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

On January 14, 2019, we completed the acquisition of certain assets of PV Waggle LLC, which comprised a web-based adaptive learning solution providing Math and English Language Arts (“ELA”) instruction for students in grades 2-8 for a total purchase price of approximately $5.4 million. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets and other liabilities recorded as part of the acquisition totaled approximately $0.9 million, $5.2 million and $0.7 million, respectively. The other intangible assets represent developed technology and were valued using a replacement cost approach. Measurement period adjustments were not material.

5.	Discontinued Operations

On October 1, 2018, we completed the sale of all the assets, including intellectual property, used primarily in our Riverside clinical and standardized testing business (“Riverside Business”) for cash consideration received of $140.0 million and the purchaser’s assumption of all liabilities relating to the Riverside Business subject to specified exceptions. Net proceeds from the sale after the payment of transaction costs were approximately $135.0 million with a post-tax book gain on sale of approximately $30.5 million. The gain was recorded in the fourth quarter of 2018 as the transaction closed on October 1, 2018. The tax gain on the sale was offset by 2018 losses. The results of the Riverside Business were previously reported in our Education segment. In connection with the sale of the Riverside Business, we entered into a Transition Services Agreement (“TSA”) with the purchaser whereby we performed certain support functions through September 30, 2019.

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

Selected financial information of the Riverside Business included in income from discontinued operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Net sales	$18,337	$56,562
Costs	14,428	37,714
Amortization	1,842	4,954
Income from discontinued operations before taxes	$2,067	$13,894
Income tax (benefit) expense	(374)	1,061
Income from discontinued operations, net of tax	$2,441	$12,833

6.	Inventories

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Finished goods	$202,326	$162,890
Raw materials	9,418	21,319
Inventories	$211,744	$184,209

7.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the nine months ended September 30, 2019:

	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$228	$74	$154	NM
Contract liabilities (deferred revenue)	$888,724	$647,444	$241,280	37.27%

NM = not meaningful

The $241.1 million increase in our net contract liabilities from December 31, 2018 to September 30, 2019 was primarily due to higher billings in the period attributed to the seasonal and cyclical nature of our business exceeding the satisfaction of performance obligations related to physical and digital products, and services during the period.

During the three and nine months ended September 30, 2019 and 2018, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$70,686	$68,063	$194,509	$187,277

As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $948.0 million, and we will recognize approximately 72% to net sales over the next 1 to 3 years.

Prior to the adoption of the new revenue standard, we expensed incremental commissions paid to sales representatives for obtaining product sales as well as service contracts. We expect that the costs are recoverable, and under the new standard, we capitalize these incremental costs of obtaining customer contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $34.0 million at September 30, 2019 and amortized $11.0 million and $7.8 million during the nine months ended September 30, 2019 and 2018, respectively. The amortization is included in selling and administrative expenses.

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$716,977	$—	$716,977	$716,073	$—	$716,073
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(36,238)	127,892	164,130	(28,087)	136,043
Publishing rights	1,180,000	(1,133,086)	46,914	1,180,000	(1,112,869)	67,131
Customer related and other	449,840	(299,290)	150,550	444,640	(287,922)	156,718
Other intangible assets, net	$1,954,970	$(1,468,614)	$486,356	$1,949,770	$(1,428,878)	$520,892

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 is as follows:

Balance at December 31, 2018	$716,073
Acquisitions	904
Balance at September 30, 2019	$716,977

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $39.7 million and $46.7 million for the nine months ended September 30, 2019 and 2018, respectively.

9.	Debt

Our debt consisted of the following:

	September 30, 2019	December 31, 2018
$800,000 term loan due May 29, 2021, interest payable quarterly (net of discount and issuance costs)	$760,241	$763,649
Less: Current portion of long-term debt	8,000	8,000
Total long-term debt, net of discount and issuance costs	$752,241	$755,649
Revolving credit facility	$—	$—

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

The term loan facility was issued at a discount equal to 0.5% of the outstanding borrowing commitment. As of September 30, 2019, the interest rate on the term loan facility was 5.0%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt and had $400.0 million outstanding as of September 30, 2019. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.7 million and an unrealized gain of $5.8 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the nine months ended September 30, 2019 and 2018, respectively. The corresponding $1.3 million hedge liability and $2.4 million hedge asset are included within short-term other liabilities and long-term other assets in our consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively. The interest rate derivative contracts mature on July 22, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. As of September 30, 2019, no amounts are outstanding on the revolving credit facility.

As of September 30, 2019, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

On June 28, 2019, we entered into an amendment to the revolving credit facility extending the maturity date to the earlier of (i) July 22, 2021 or (ii) February 28, 2021 if our term loan facility is not refinanced by such date. The amendment became effective on July 1, 2019. The transaction was accounted for under the accounting guidance for modifications to or exchanges of revolving debt arrangements. We incurred approximately $0.3 million of creditor and third-party fees which were capitalized as deferred financing fees.

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

Lease Position as of September 30, 2019

The table below presents the lease assets and liabilities recorded on the balance sheet.

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$135,298
Total leased assets		$135,298
Liabilities
Current
Operating	Operating lease liabilities	$11,135
Noncurrent
Operating	Operating lease liabilities	137,375
Total lease liabilities		$148,510
Weighted average remaining lease term Operating leases		9.6 Years
Weighted average discount rate Operating leases (1)		12.44%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease costs

Operating lease cost and sublease income totaled $8.2 million and $0.7 million, and $31.0 million and $2.1 million, respectively, for the three and nine months ended September 30, 2019. The net lease cost of $7.5 million and $28.9 million for the three and nine months ended September 30, 2019, respectively, is included in the selling and administrative line item in our consolidated statements of operations. Operating lease cost includes short term leases and variable lease costs, which are not material.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Maturity of Lease Liabilities	Operating Leases
2019	7,079
2020	27,039
2021	25,838
2022	23,426
2023	25,230
Thereafter	161,790
Total lease payments	$270,402
Less: interest	121,892
Present value of lease liabilities	$148,510

During the third quarter of 2019, we executed a lease agreement on new office space in Portsmouth, New Hampshire. We plan to relocate our employees from the existing location in Portsmouth, New Hampshire to this new office space upon the substantial completion of the building. The lease term specified in the agreement is 10 years with an option to renew for an additional 5 years.  Our estimated fixed lease payments over the 10 year initial lease term is $9.8 million.  We currently expect to relocate to the space in the first quarter of 2021, but this timing as well as when we are required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is available for use.

Other Information

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2019.

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$24,661

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

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits, and office space consolidation ($0.4 million and $6.4 million, respectively, as of December 31, 2018).

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

Severance and Other Charges

2019

Exclusive of the 2017 Restructuring Plan, during the nine months ended September 30, 2019, $2.6 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $2.5 million to reflect costs for severance, which we expect to be paid over the next twelve months. We also recorded an expense in the amount of $3.4 million for real estate consolidation costs, which is reflected as a reduction in operating lease assets in our consolidated balance sheet as of September 30, 2019.

2018

Exclusive of the 2017 Restructuring Plan, during the nine months ended September 30, 2018, $2.8 million of severance payments were made to employees whose employment ended in 2018 and prior years and $0.1 million of net payments were made for office space no longer utilized by the Company as a result of prior savings initiatives. Further, we recorded an expense in the amount of $6.4 million to reflect costs for severance, which have been fully paid.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in Corporate and Other, is as follows:

	2019
	Severance/ other accruals at December 31, 2018		Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2019
Severance costs	$1,420		$2,534	$(2,642)	$1,312
Other accruals	270	(1)	—	—	—
	$1,690		$2,534	$(2,642)	$1,312

	2018
	Severance/ other accruals at December 31, 2017	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2018
Severance costs	$341	$6,380	$(2,771)	$3,950
Other accruals	1,299	—	(85)	1,214
	$1,640	$6,380	$(2,856)	$5,164

(1)

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

The current portion of the severance and other charges was $1.3 million and $6.0 million (inclusive of the 2017 Restructuring Plan) as of September 30, 2019 and December 31, 2018, respectively.
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

For the three months ended September 30, 2019 and 2018, we recorded an income tax benefit of approximately $2.6 million and $3.3 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recorded income tax expense of approximately $4.3 million and $2.1 million, respectively. For all periods, the income tax expense was impacted by certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (3.9)% and (4.2)% for the three months ended September 30, 2019 and 2018, respectively and (5.0)% and (4.3)% for the nine months ended September 30, 2019 and 2018, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both September 30, 2019 and December 31, 2018.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$1,511	$1,325	$4,533	$3,975
Expected return on plan assets	(1,918)	(1,994)	(5,755)	(5,987)
Amortization of net loss	251	354	752	1,065
Net periodic benefit credit	$(156)	$(315)	$(470)	$(947)

	Other Post Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$15	$33	$44	$96
Interest cost	145	167	436	504
Amortization of prior service cost	10	(172)	32	(517)
Amortization of net loss	(40)	—	(123)	—
Net periodic benefit cost	$130	$28	$389	$83

We made $1.2 million of contributions to the pension plans during the nine months ended September 30, 2019. There were no contributions to the pension plans during 2018.

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$290,772	$290,772	$—	(a)
	$290,772	$290,772	$—
Financial liabilities
Interest rate derivatives	$1,263	$—	$1,263	(a)
Foreign exchange derivatives	653	—	653	(a)
	$1,916	$—	$1,916	(a)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$228,587	$228,587	$—	(a)
U.S. treasury securities	24,939	24,939	—	(a)
U.S. agency securities	24,894	—	24,894	(a)
Interest rate derivatives	2,382	—	2,382	(a)
	$280,802	$253,526	$27,276
Financial liabilities
Foreign exchange derivatives	$534	$—	$534	(a)
	$534	$—	$534

Our money market funds and U.S. treasury securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. Our U.S. agency securities are classified within Level 2 of the fair value hierarchy because they are valued using other than quoted prices in active markets. In addition to $290.8 million and $228.6 million invested in money market funds as of September 30, 2019 and December 31, 2018, respectively, we had $17.9 million and $24.8 million of cash invested in bank accounts as of September 30, 2019 and December 31, 2018, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.3 million and $15.7 million at September 30, 2019 and December 31, 2018, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2019 and December 31, 2018, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $400.0 million as of September 30, 2019. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive income (loss), net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was not performed for the preparation of this report, as there were no triggering events for the nine months ended September 30, 2019. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2019 and December 31, 2018. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Term Loan	$760,241	$735,533	$763,649	$691,102

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2019 and December 31, 2018. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

In April 2019, we were notified of an unasserted claim by the Commonwealth of Puerto Rico with regards to payments in the amount of approximately $33.0 million that we received in the normal course of business during the four year period prior to the May 3, 2017 bankruptcy petition of the Commonwealth public instrumentalities. Management believes, based on discussions with its legal counsel, that we have meritorious defenses against such unasserted claim. The Company will vigorously defend this matter if such claim is asserted.

In September 2019, we were notified of an unasserted claim by Riverside Assessments LLC (“Riverside”) with regard to purported breaches of the Asset Purchase Agreement between the Company and Riverside dated September 12, 2018 (“APA”) and the Transition Services Agreement between the Company and Riverside dated October 1, 2018 (“TSA”). Management believes, based on discussions with its legal counsel, that we have meritorious defenses against such unasserted claim. With regard to the alleged breaches of the APA, the APA provides that the Company may be liable only for that portion of Riverside’s damages that exceeds $1.4 million, and in an amount that shall not exceed $1.4 million, which we believe would be the maximum exposure. For damages above $2.8 million, Riverside obtained a representation and warranty insurance policy as required by the APA. The Company will vigorously defend this matter if such claim is asserted.

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $22.0 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $0.8 million and $4.4 million of performance-related surety bonds for our operating activities as of September 30, 2019 and December 31, 2018, respectively. An aggregate of $24.2 million and $24.3 million of letters of credit existed as of September 30, 2019 and December 31, 2018, respectively, of which $0.2 million and $0.1 million backed the aforementioned performance-related surety bonds as of September 30, 2019 and December 31, 2018, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential, and have no liabilities recorded for them as of September 30, 2019 or December 31, 2018.

16.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Income (loss) from continuing operations	$69,260	$83,908	$(88,715)	$(51,067)
Income from discontinued operations, net of tax	—	2,441	—	12,833
Net income (loss) attributable to common stockholders	$69,260	$86,349	$(88,715)	$(38,234)
Denominator
Weighted average shares outstanding
Basic	124,315,491	123,553,116	124,089,257	123,401,005
Diluted	124,807,488	123,870,380	124,089,257	123,401,005
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.56	$0.68	$(0.71)	$(0.41)
Discontinued operations	—	0.02	—	0.10
Net income (loss)	$0.56	$0.70	$(0.71)	$(0.31)
Diluted:
Continuing operations	$0.55	$0.68	$(0.71)	$(0.41)
Discontinued operations	—	0.02	—	0.10
Net income (loss)	$0.55	$0.70	$(0.71)	$(0.31)

As we incurred a net loss in the nine month periods ended September 30, 2019 and 2018, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	3,115,013	3,501,165	3,108,926	3,416,323
Restricted stock units	1,820,356	610,790	3,622,096	2,747,006

17.	Segment Reporting

As of September 30, 2019, we had two reportable segments, Education and HMH Books & Media (formerly referred to as Trade Publishing; the composition of this segment has not changed). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, licenses book rights to other publishers and electronic businesses in the United States and abroad, and licenses brands across media platforms. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

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

	Three Months Ended September 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2019
Net sales	$517,614	$48,054	$—
Segment Adjusted EBITDA	153,415	8,302	(13,002)
2018
Net sales	$449,636	$66,619	$—
Segment Adjusted EBITDA	154,904	15,486	(10,612)

	Nine Months Ended September 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2019
Net sales	$1,021,259	$127,940	$—
Segment Adjusted EBITDA	188,906	12,260	(31,671)
2018
Net sales	$933,935	$139,444	$—
Segment Adjusted EBITDA	208,051	14,725	(32,952)

The following table disaggregates our net sales by major source:

	Three Months Ended September 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$273,262	$—	$273,262
Extensions (2)	244,352	—	244,352
HMH Books & Media products	—	48,054	48,054
Net sales	$517,614	$48,054	$565,668

	Nine Months Ended September 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$493,273	$—	$493,273
Extensions (2)	527,986	—	527,986
HMH Books & Media products	—	127,940	127,940
Net sales	$1,021,259	$127,940	$1,149,199

	Three Months Ended September 30, 2018
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$243,130	$—	$243,130
Extensions (2)	206,506	—	206,506
HMH Books & Media products	—	66,619	66,619
Net sales	$449,636	$66,619	$516,255

	Nine Months Ended September 30, 2018
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$456,335	$—	$456,335
Extensions (2)	477,600	—	477,600
HMH Books & Media products	—	139,444	139,444
Net sales	$933,935	$139,444	$1,073,379

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total Adjusted EBITDA	$148,715	$159,778	$169,495	$189,824
Interest expense	(11,597)	(11,627)	(35,142)	(34,035)
Interest income	509	277	1,698	900
Depreciation expense	(13,901)	(17,701)	(46,945)	(56,457)
Amortization expense – film asset	—	—	(6,772)	—
Amortization expense	(52,043)	(43,028)	(147,876)	(126,761)
Non-cash charges – stock-compensation	(3,835)	(3,302)	(11,094)	(9,363)
Non-cash charges – loss on derivative instruments	(737)	(249)	(1,171)	(974)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(183)	(150)	(731)	(2,256)
2017 Restructuring Plan	—	(3,077)	—	(3,077)
Severance, separation costs and facility closures	(270)	(362)	(5,921)	(6,380)
Loss on sale of assets	—	—	—	(384)
Income (loss) before taxes	66,658	80,559	(84,459)	(48,963)
Provision (benefit) for income taxes	(2,602)	(3,349)	4,256	2,104
Income (loss) from continuing operations	$69,260	$83,908	$(88,715)	$(51,067)

18.	Subsequent Events

On October 15, 2019, our Board of Directors determined that we will make changes connected with our ongoing strategic transformation to simplify our business model and accelerate growth. This includes new product development and go-to-market capabilities, as well as the streamlining of operations company-wide for greater efficiency. These actions are expected to result in the elimination of 8% of our workforce, after taking into account new strategy-aligned positions that are expected to be added, and additional operating and capitalized cost reductions, including an approximately 20% reduction in previously planned content development expenditures over the next three years. These steps are intended to further simplify our business model while delivering increased value to customers, teachers and students. The workforce reductions are expected to be substantially completed by the end of 2019 and certain real estate actions are targeted for completion no later than 2020.

We currently estimate that implementation of the planned actions will result in total charges of approximately $12.0 million to $16.0 million, all of which are expected to result in cash expenditures. With respect to each major type of cost associated with such activities, we now estimate: (a) charges of approximately $11.0 million to $13.0 million in connection with severance and other termination benefit costs and (b) charges of approximately $1.0 million to $3.0 million in connection with office space related activities for space consolidation of non-cancelable leases not offset by subletting activities.

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

Recent Developments

Strategic Transformation Plan

On October 15, 2019, our Board of Directors determined that we will make changes connected with our ongoing strategic transformation to simplify our business model and accelerate growth. This includes new product development and go-to-market capabilities, as well as the streamlining of operations company-wide for greater efficiency. These actions are expected to result in the elimination of 8% of our workforce, after taking into account new strategy-aligned positions that are expected to be added, and additional operating and capitalized cost reductions, including an approximately 20% reduction in previously planned content development expenditures over the next three years. These steps are intended to further simplify our business model while delivering increased value to customers, teachers and students. The workforce reductions are expected to be substantially completed by the end of 2019 and certain real estate actions are targeted for completion no later than 2020.

We currently estimate that implementation of the planned actions will result in total charges of approximately $12.0 million to $16.0 million, all of which are expected to result in cash expenditures. With respect to each major type of cost associated with such activities, we now estimate: (a) charges of approximately $11.0 million to $13.0 million in connection with severance and other termination benefit costs and (b) charges of approximately $1.0 million to $3.0 million in connection with office space related activities for space consolidation of non-cancelable leases not offset by subletting activities.

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

Our HMH Books & Media segment is heavily influenced by the U.S. and broader global economy, consumer confidence and consumer spending. As the economy continues to grow, both consumer confidence and consumer spending have increased.

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

In the HMH Books & Media segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films or series. In past years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, The Handmaid’s Tale, The Polar Express, The Giver and The Time Traveler’s Wife have benefited in popularity due to movie or series releases and have subsequently resulted in increased trade sales.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $29.9 million for the nine months ended September 30, 2019) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the nine months ended September 30, 2019 was $19.5 million.

Interest expense

Our interest expense includes interest accrued on our $800.0 million term loan credit facility (the “term loan facility”) along with, to a lesser extent, our revolving credit facility, capital leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the nine months ended September 30, 2019 was $35.1 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Dollar Change	Percent Change
(dollars in thousands)	2019	2018	2019	2018
Net sales	$565,668	$516,255	$49,413	9.6%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	246,527	201,748	44,779	22.2%
Publishing rights amortization	6,341	8,238	(1,897)	(23.0)%
Pre-publication amortization	39,319	28,094	11,225	40.0%
Cost of sales	292,187	238,080	54,107	22.7%
Selling and administrative	188,957	176,202	12,755	7.2%
Other intangible assets amortization	6,383	6,696	(313)	(4.7)%
Restructuring	—	3,077	(3,077)	NM
Severance and other charges	270	362	(92)	(25.4)%
Operating income	77,871	91,838	(13,967)	(15.2)%
Other income (expense):
Retirement benefits non-service income	41	320	(279)	(87.2)%
Interest expense	(11,597)	(11,627)	30	0.3%
Interest income	509	277	232	83.8%
Change in fair value of derivative instruments	(737)	(249)	(488)	NM
Income from transition services agreement	571	—	571	NM
Income from continuing operations before taxes	66,658	80,559	(13,901)	(17.3)%
Income tax benefit	(2,602)	(3,349)	747	22.3%
Income from continuing operations	$69,260	$83,908	$(14,648)	(17.5)%
Income from discontinued operations, net tax	—	2,441	(2,441)	NM
Net Income	$69,260	$86,349	$(17,089)	(19.8)%

NM = not meaningful

Net sales for the three months ended September 30, 2019 increased $49.4 million, or 9.6%, from $516.3 million for the same period in 2018 to $565.7 million. The net sales increase was driven by a $68.0 million increase in our Education segment, offset by a $18.6 million decrease in our HMH Books & Media segment. Within our Education segment, the increase was due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $38.0 million from $207.0 million in 2018 to $244.0 million. Within Extensions, Heinemann net sales continued to grow primarily driven by sales of the Fountas & Pinnell Classroom and Calkins products. Extensions net sales were partially offset by lower intervention and supplemental product sales. Further, our net sales from Core Solutions increased by $30.0 million from $243.0 million in 2018 to $273.0 million. The primary driver of the increase in Core Solutions were net sales of Texas and national versions of the Into Reading and Into Literature programs. Our billings associated with Core Solutions increased $138.0 million in the third quarter of 2019 from the same period last year; however, due to the digital and print subscription nature of our offerings, a substantial portion of such billings were deferred and will be recognized in the future. Within our HMH Books & Media segment, the decrease in net sales was primarily due to 2018 licensing income of $16.0 million, pertaining to our classic backlist titles 1984 and Animal Farm, which did not repeat this year.

Operating income for the three months ended September 30, 2019 changed unfavorably from $91.8 million for the same period in 2018 to $77.9 million, due primarily to the following:

•

A $44.8 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $201.7 million for the same period in 2018 to $246.5 million, primarily due to product mix and higher royalty costs associated with our higher billings. Our billings increased $175.0 million in the quarter from the same quarter last year, however, our net sales which were deferred also increased $126.0 million. Since our costs of sales are primarily driven by billings, our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 43.6% from 39.1% due to the increase in billings volume,

•

A $12.8 million increase in selling and administrative expenses, primarily due to higher labor costs of $15.0 million, mainly attributable to support the increased billings, which increased $175.0 million from the same period last year. Further, there was an increase of $4.2 million of variable expenses such as transportation and commissions due to higher billings. Partially offsetting the increase in selling and administrative expenses was lower depreciation expense of $3.6 million, along with lower discretionary costs,

•

A $9.0 million increase in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to an increase in pre-publication amortization attributed to the timing of 2019 major product releases slightly offset by our use of accelerated amortization methods for publishing rights amortization,

•	Offsetting the aforementioned was an increase in net sales of $49.4 million, and
•	A $3.1 million decrease in costs associated with our 2017 Restructuring Plan due to real estate consolidation costs in the third quarter of 2018 that did not repeat.

Retirement benefits non-service income for the three months ended September 30, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the three months ended September 30, 2019 slightly decreased from the same period in 2018, primarily due to a reduction of net settlement payments on our interest rate derivative instruments, offset by an increase in variable interest rates, during the current period.

Interest income for the three months ended September 30, 2019 increased $0.2 million due to higher cash balances invested in money market funds in 2019.

Change in fair value of derivative instruments for the three months ended September 30, 2019, unfavorably changed by $0.5 million from a loss of $0.2 million in the same period in 2018 to a loss of $0.7 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Income from transition services agreement for the three months ended September 30, 2019 was $0.6 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax benefit for the three months ended September 30, 2019 decreased $0.7 million, from $3.3 million for the same period in 2018, to $2.6 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Dollar Change	Percent Change
(dollars in thousands)	2019	2018	2019	2018
Net sales	$1,149,199	$1,073,379	$75,820	7.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	533,413	461,539	71,874	15.6%
Publishing rights amortization	20,217	26,476	(6,259)	(23.6)%
Pre-publication amortization	108,140	80,047	28,093	35.1%
Cost of sales	661,770	568,062	93,708	16.5%
Selling and administrative	516,206	491,052	25,154	5.1%
Other intangible assets amortization	19,519	20,238	(719)	(3.6)%
Restructuring	—	3,077	(3,077)	NM
Severance and other charges	5,921	6,380	(459)	(7.2)%
Loss on sale of assets	—	384	(384)	NM
Operating loss	(54,217)	(15,814)	(38,403)	NM
Other income (expense):
Retirement benefits non-service income	125	960	(835)	(87.0)%
Interest expense	(35,142)	(34,035)	(1,107)	(3.3)%
Interest income	1,698	900	798	88.7%
Change in fair value of derivative instruments	(1,171)	(974)	(197)	(20.2)%
Income from transition services agreement	4,248	—	4,248	NM
Loss from continuing operations before taxes	(84,459)	(48,963)	(35,496)	(72.5)%
Income tax expense	4,256	2,104	2,152	NM
Loss from continuing operations	$(88,715)	$(51,067)	$(37,648)	(73.7)%
Income from discontinued operations, net tax	—	12,833	(12,833)	NM
Net loss	$(88,715)	$(38,234)	$(50,481)	NM

NM = not meaningful

Net sales for the nine months ended September 30, 2019 increased $75.8 million, or 7.1%, from $1,073.4 million for the same period in 2018 to $1,149.2 million. The net sales increase was driven by a $87.3 million increase in our Education segment, offset by a $11.5 million decrease in our HMH Books & Media segment. Within our Education segment, the increase was due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $50.0 million from $478.0 million in 2018 to $528.0 million. Within Extensions, Heinemann net sales continued to grow driven by sales of the Fountas & Pinnell Classroom and Calkins products. Such net sales were partially offset by lower intervention and supplemental product sales within Extensions. Further, net sales from Core Solutions increased by $37.0 million from $456.0 million in 2018 to $493.0 million. The primary driver of the increase in Core Solutions were net sales of the Texas and national versions of the Into Reading and Into Literature programs. Our billings associated with our Core Solutions increased $230.0 million for the nine months ended September 30, 2019 from the same period last year; however, due to the digital and print subscription nature of our offerings, a substantial portion of such billings were deferred and will be recognized in the future. Within our HMH Books & Media segment, the decrease in net sales was primarily due to 2018 licensing income of $16.0 million, pertaining to our classic backlist titles 1984 and Animal Farm, which did not repeat this year, partially offset by licensing revenue of $7.7 million related to the Carmen Sandiego series on Netflix.

Operating loss for the nine months ended September 30, 2019 changed unfavorably from a loss of $15.8 million for the same period in 2018 to a loss of $54.2 million, due primarily to the following:

•

A $71.9 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $461.5 million for the same period in 2018 to $533.4 million. Our billings increased $283.0 million in the nine months ended September 30, 2019 from the same period last year, however, our net sales which were deferred also increased $207.0 million. Since our costs of sales are primarily driven by billings, our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 46.4% from 43.0% due to the increase in billings volume,

•

A $25.2 million increase in selling and administrative expenses, primarily due to higher labor costs of $25.2 million, mainly attributable to support the increased billings, which increased $283 million from the same period last year. Further, there was an increase of variable expenses such as an increase in transportation and commissions of $10.9 million due to product mix and higher billings. Partially offsetting the increase in selling and administrative expenses was lower depreciation expense of $8.0 million and lower fixed costs, and

•

A $21.1 million increase in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to an increase in pre-publication amortization attributed to the timing of 2019 major product releases partially offset by our use of accelerated amortization methods for publishing rights amortization,

•	Partially offset by a $75.8 million increase in net sales,
•	A $3.1 million decrease in costs associated with our 2017 Restructuring Plan due to real estate consolidation costs in the third quarter of 2018 that did not repeat,
•	A $0.5 million net decrease in severance and other charges due to real estate consolidation costs of $3.4 million in 2019 offset by a reduction in severance of $3.9 million from 2018, and
•	A $0.4 million net loss on the sale of assets associated with the divestiture of certain non-core products and intellectual property during 2018.

Retirement benefits non-service income for the nine months ended September 30, 2019 changed unfavorably by $0.8 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the nine months ended September 30, 2019 increased $1.1 million from $34.0 million for the same period in 2018 to $35.1 million, primarily due to an increase in interest on the term loan facility of $2.8 million due to an increase in variable interest rates, offset by a reduction of $1.7 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the nine months ended September 30, 2019 increased $0.8 from the same period in 2018 primarily due to higher cash balances invested in money market funds in 2019.

Change in fair value of derivative instruments for the nine months ended September 30, 2019, unfavorably changed by $0.2 million from a loss of $1.0 million in the same period in 2018 to a loss of $1.2 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Income from transition services agreement for the nine months ended September 30, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax expense for the nine months ended September 30, 2019 increased $2.2 million, from $2.1 million for the same period in 2018, to $4.3 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net loss to Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) from continuing operations	$69,260	$83,908	$(88,715)	$(51,067)
Interest expense	11,597	11,627	35,142	34,035
Interest income	(509)	(277)	(1,698)	(900)
Provision (benefit) for income taxes	(2,602)	(3,349)	4,256	2,104
Depreciation expense	13,901	17,701	46,945	56,457
Amortization expense – film asset	—	—	6,772	—
Amortization expense	52,043	43,028	147,876	126,761
Non-cash charges – stock compensation	3,835	3,302	11,094	9,363
Non-cash charges – loss on derivative instruments	737	249	1,171	974
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	183	150	731	2,256
2017 Restructuring Plan	—	3,077	—	3,077
Severance, separation costs and facility closures	270	362	5,921	6,380
Loss on sale of assets	—	—	—	384
Adjusted EBITDA from continuing operations	$148,715	$159,778	$169,495	$189,824

Segment Operating Results

Results of Operations – Comparing Three Months Ended September 30, 2019 and 2018

Education

	Three Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$517,614	$449,636	$67,978	15.1%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	219,920	163,991	55,929	34.1%
Publishing rights amortization	4,874	6,598	(1,724)	(26.1)%
Pre-publication amortization	39,051	28,008	11,043	39.4%
Cost of sales	263,845	198,597	65,248	32.9%
Selling and administrative	154,439	143,203	11,236	7.8%
Other intangible asset amortization	4,876	5,214	(338)	(6.5)%
Operating income from continuing operations	94,454	102,622	(8,168)	(8.0)%
Net income from continuing operations	$94,454	$102,622	$(8,168)	(8.0)%
Adjustments from net income from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$10,160	$12,462	$(2,302)	(18.5)%
Amortization expense	48,801	39,820	8,981	22.6%
Education segment Adjusted EBITDA	$153,415	$154,904	$(1,489)	(1.0)%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2019 increased $68.0 million, or 15.1%, from $449.6 million for the same period in 2018 to $517.6 million. The increase was due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $38.0 million from $207.0 million in 2018 to $244.0 million. Heinemann net sales continued to grow primarily driven by sales of the Fountas & Pinnell Classroom and Calkins products. Such net sales were partially offset by lower intervention and supplemental product sales within Extensions. Further, our net sales from Core Solutions increased by $30.0 million from $243.0 million in 2018 to $273.0 million. The primary driver of the increase in Core Solutions were net sales of Texas and national versions of the Into Reading and Into Literature programs. Our billings associated with our Core solutions increased $138.0 million in the third quarter of 2019 from the same period last year; however, due to the digital and print subscription nature of our offerings, a substantial portion of such billings were deferred and will be recognized in the future.

Our Education segment cost of sales for the three months ended September 30, 2019 increased $65.2 million, or 32.9%, from $198.6 million for the same period in 2018 to $263.8 million. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $55.9 million from $164.0 million in 2018 to $219.9 million. Our billings increased $195.0 million for the three months ended September 30, 2019 from the same quarter last year, however, our net sales which were deferred also increased $127.0 million. Since our costs of sales are primarily driven by billings, our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 42.5% from 36.5% due to the increase in billings volume. Pre-publication amortization increased by $11.0 million from the same period in 2018 primarily due to the timing of 2019 major product releases, partially offset by a $1.7 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended September 30, 2019 increased $11.2 million, or 7.8%, from $143.2 million for the same period in 2018 to $154.4 million. The increase was driven by higher labor costs and variable expenses such as samples, transportation, depository fees and commissions attributed to higher billings from the prior year.

Our Education segment other intangible asset amortization expense for the three months ended September 30, 2019 slightly decreased from the same period in 2018, which was due to our use of accelerated amortization methods.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2019 decreased $1.5 million, from $154.9 million for the same period in 2018 to $153.4 million. Our Education segment Adjusted EBITDA excludes depreciation and amortization. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Three Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$48,054	$66,619	$(18,565)	(27.9)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	26,607	37,757	(11,150)	(29.5)%
Publishing rights amortization	1,467	1,640	(173)	(10.5)%
Pre-publication amortization	268	86	182	NM
Cost of sales	28,342	39,483	(11,141)	(28.2)%
Selling and administrative	13,312	13,524	(212)	(1.6)%
Other intangible asset amortization	1,507	1,482	25	1.7%
Operating income	4,893	12,130	(7,237)	(59.7)%
Net income	$4,893	$12,130	$(7,237)	(59.7)%
Adjustments from net income to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$167	$148	$19	12.8%
Amortization expense	3,242	3,208	34	1.1%
HMH Books & Media segment Adjusted EBITDA	$8,302	$15,486	$(7,184)	(46.4)%

NM = not meaningful

Our HMH Books & Media segment net sales for the three months ended September 30, 2019 decreased $18.6 million, or 27.9%, from $66.6 million for the same period in 2018 to $48.1 million. The decrease in net sales was primarily due to 2018 licensing income of $16.0 million, pertaining to our classic backlist titles 1984 and Animal Farm, which did not repeat this year.

Our HMH Books & Media segment cost of sales for the three months ended September 30, 2019 decreased $11.1 million, or 28.2%, from $39.5 million for the same period in 2018 to $28.3 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $11.2 million primarily due to lower royalties as the prior year had higher royalties associated with the licensing income from 1984 and Animal Farm. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, decreased to 55.4% from 56.7%.

Our HMH Books & Media segment selling and administrative expense for the three months ended September 30, 2019 slightly decreased from the same period in 2018. The decrease was primarily due to lower marketing and product management costs.

Our HMH Books & Media segment other intangible asset amortization expense for the three months ended September 30, 2019 slightly increased from the same period in 2018.

Our HMH Books & Media segment Adjusted EBITDA for the three months ended September 30, 2019 changed unfavorably from $15.5 million for the same period in 2018 to $8.3 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Three Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	21,206	19,475	1,731	8.9%
Restructuring	—	3,077	(3,077)	NM
Severance and other charges	270	362	(92)	(25.4)%
Operating loss	(21,476)	(22,914)	1,438	6.3%
Retirement benefits non-service income	41	320	(279)	(87.2)%
Interest expense	(11,597)	(11,627)	30	0.3%
Interest income	509	277	232	83.8%
Change in fair value of derivative instruments	(737)	(249)	(488)	NM
Income from transition services agreement	571	—	571	NM
Net loss before taxes	(32,689)	(34,193)	1,504	4.4%
Income tax benefit	(2,602)	(3,349)	747	22.3%
Net loss	$(30,087)	$(30,844)	$757	2.5%
Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$11,597	$11,627	$(30)	(0.3)%
Interest income	(509)	(277)	(232)	83.8%
Provision for income taxes	(2,602)	(3,349)	747	(22.3)%
Depreciation expense	3,574	5,091	(1,517)	(29.8)%
Non-cash charges – loss on derivative instruments	737	249	488	NM
Non-cash charges – stock compensation	3,835	3,302	533	16.1%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	183	150	33	22.0%
2017 Restructuring Plan	—	3,077	(3,077)	NM
Severance, separation costs and facility closures	270	362	(92)	(25.4)%
Corporate and Other segment Adjusted EBITDA	$(13,002)	$(10,612)	$(2,390)	(22.5)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2019 increased $1.7 million to $21.2 million from $19.5 million, primarily attributed to planned merit increases and higher stock compensation, partially offset by lower depreciation.

Our restructuring costs for the three months ended September 30, 2019 decreased by $3.1 million due to real estate consolidation costs in the third quarter of 2018 that did not repeat.

Our severance and other charges for the three months ended September 30, 2019 slightly decreased from the same period in 2018.

Retirement benefits non-service income for the three months ended September 30, 2019 changed unfavorably by $0.3 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the three months ended September 30, 2019 slightly decreased from the same period in 2018, primarily due to a reduction of net settlement payments on our interest rate derivative instruments offset by an increase in variable interest rates, during the current period.

Interest income for the three months ended September 30, 2019 slightly increased due to higher cash balances invested in money market funds in 2019.

Change in fair value of derivative instruments for the three months ended September 30, 2019, unfavorably changed by $0.5 million from a loss of $0.2 million in the same period in 2018 to a loss of $0.7 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Income from transition services agreement for the three months ended September 30, 2019 was $0.6 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax benefit for the three months ended September 30, 2019 decreased $0.7 million, from $3.3 million for the same period in 2018, to $2.6 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods, income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2019 unfavorably changed $2.4 million, or 22.5%, from a loss of $10.6 million for the same period in 2018 to a loss of $13.0 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations – Comparing Nine Months Ended September 30, 2019 and 2018

Education

	Nine Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$1,021,259	$933,935	$87,324	9.4%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	450,567	375,426	75,141	20.0%
Publishing rights amortization	15,737	21,462	(5,725)	(26.7)%
Pre-publication amortization	107,654	79,825	27,829	34.9%
Cost of sales	573,958	476,713	97,245	20.4%
Selling and administrative	415,913	392,487	23,426	6.0%
Other intangible asset amortization	15,000	15,791	(791)	(5.0)%
Loss on sale of assets	—	384	(384)	NM
Operating income from continuing operations	16,388	48,560	(32,172)	(66.3)%
Net income from continuing operations	$16,388	$48,560	$(32,172)	(66.3)%
Adjustments from net income from continuing operations to Education segment Adjusted EBITDA
Depreciation expense	$34,127	$42,029	$(7,902)	(18.8)%
Amortization expense	138,391	117,078	21,313	18.2%
Loss on sale of assets	—	384	(384)	NM
Education segment Adjusted EBITDA	$188,906	$208,051	$(19,145)	(9.2)%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2019 increased $87.3 million, or 9.4%, from $933.9 million for the same period in 2018 to $1,021.3 million. The increase was primarily due to higher net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $50.0 million from $478.0 million in 2018 to $528.0 million. Heinemann net sales continued to grow and was driven by sales of the Fountas & Pinnell Classroom and Calkins products. Such Extension net sales were partially offset by lower intervention and supplemental product sales. Further, net sales from Core Solutions increased by $37.0 million from $456.0 million in 2018 to $493.0 million. The primary driver of the increase in Core Solutions were net sales of the Texas and national versions of the Into Reading and Into Literature programs. Our billings associated with our Core solutions increased $230.0 million for the nine months ended September 30, 2019 from the same period last year; however, due to the digital and print subscription nature of our offerings, a substantial portion of such billings were deferred and will be recognized in the future.

Our Education segment cost of sales for the nine months ended September 30, 2019 increased $97.2 million, or 20.4%, from $476.7 million for the same period in 2018 to $574.0 million. Our cost of sales, excluding publishing rights and pre-publication amortization, increased $75.1 million from $375.4 million in 2018 to $450.6 million. Our billings increased $296.0 million in the nine months ended September 30, 2019 from the same period last year, however, our net sales which were deferred also increased $209.0 million. Since our costs of sales are primarily driven by billings, our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 44.1% from 40.2%, due to the increase in billings volume. Pre-publication amortization increased by $27.8 million from the same period in 2018 primarily due to the timing of 2019 major product releases, partially offset by a $5.7 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the nine months ended September 30, 2019 increased $23.4 million, or 6.0%, from $392.5 million for the same period in 2018 to $415.9 million. The increase was driven by higher labor costs and variable expenses such as samples, commissions and travel and entertainment attributed to higher billings from the prior year.

Our Education segment other intangible asset amortization expense for the nine months ended September 30, 2019 decreased $0.8 million, or 5.0%, from the same period in 2018, due to our use of accelerated amortization methods.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2019 decreased $19.1 million, from $208.1 million for the same period in 2018 to $188.9 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and loss on sale of assets. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Nine Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$127,940	$139,444	$(11,504)	(8.2)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	82,846	86,113	(3,267)	(3.8)%
Publishing rights amortization	4,480	5,014	(534)	(10.7)%
Pre-publication amortization	486	222	264	118.9%
Cost of sales	87,812	91,349	(3,537)	(3.9)%
Selling and administrative	40,633	39,048	1,585	4.1%
Other intangible asset amortization	4,519	4,447	72	1.6%
Operating (loss) income	(5,024)	4,600	(9,624)	NM
Net (loss) income	$(5,024)	$4,600	$(9,624)	NM
Adjustments from net (loss) income to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$1,027	$442	$585	NM
Amortization expense film asset	6,772	—	6,772	NM
Amortization expense	9,485	9,683	(198)	(2.0)%
HMH Books & Media segment Adjusted EBITDA	$12,260	$14,725	$(2,465)	(16.7)%

NM = not meaningful

Our HMH Books & Media segment net sales for the nine months ended September 30, 2019 decreased $11.5 million, or 8.2%, from $139.4 million for the same period in 2018 to $127.9 million. The decrease in net sales was primarily due to 2018 licensing income of $16.0 million, pertaining to our classic backlist titles 1984 and Animal Farm, which did not repeat this year, partially offset by licensing revenue of $7.7 million related to the Carmen Sandiego series on Netflix.

Our HMH Books & Media segment cost of sales for the nine months ended September 30, 2019 decreased $3.5 million, or 3.9%, from $91.3 million for the same period in 2018 to $87.8 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $3.3 million due primarily to lower royalties as the prior year had higher royalties associated with the licensing income from 1984 and Animal Farm, partially offset by higher film asset amortization from the Carmen Sandiego series. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, increased to 64.8% from 61.8%.

Our HMH Books & Media segment selling and administrative expense for the nine months ended September 30, 2019 increased $1.6 million, or 4.1%, from $39.0 million for the same period in 2018 to $40.6 million. The increase was primarily due to higher marketing and product management costs along with variable expenses.

Our HMH Books & Media segment other intangible asset amortization expense for the nine months ended September 30, 2019 increased slightly from the same period in 2018.

Our HMH Books & Media segment Adjusted EBITDA for the nine months ended September 30, 2019 changed unfavorably from $14.7 million for the same period in 2018 to $12.3 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Nine Months Ended September 30,		Dollar	Percent
	2019	2018	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	59,660	59,517	143	0.2%
Restructuring	—	3,077	(3,077)	NM
Severance and other charges	5,921	6,380	(459)	(7.2)%
Operating loss	(65,581)	(68,974)	3,393	(4.9)%
Retirement benefits non-service income	125	960	(835)	(87.0)%
Interest expense	(35,142)	(34,035)	(1,107)	(3.3)%
Interest income	1,698	900	798	88.7%
Change in fair value of derivative instruments	(1,171)	(974)	(197)	(20.2)%
Income from transition services agreement	4,248	—	4,248	NM
Net loss before taxes	(95,823)	(102,123)	6,300	6.2%
Income tax expense	4,256	2,104	2,152	NM
Net loss	$(100,079)	$(104,227)	$4,148	4.0%
Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$35,142	$34,035	$1,107	3.3%
Interest income	(1,698)	(900)	(798)	88.7%
Provision for income taxes	4,256	2,104	2,152	102.3%
Depreciation expense	11,791	13,986	(2,195)	(15.7)%
Non-cash charges loss (gain) on derivative instruments	1,171	974	197	20.2%
Non-cash charges – stock compensation	11,094	9,363	1,731	18.5%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	731	2,256	(1,525)	(67.6)%
2017 Restructuring Plan	—	3,077	(3,077)	NM
Severance, separation costs and facility closures	5,921	6,380	(459)	(7.2)%
Corporate and Other segment Adjusted EBITDA	$(31,671)	$(32,952)	$1,281	(3.9)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2019 increased slightly from the same period in 2018.

Our restructuring costs for the nine months ended September 30, 2019 decreased by $3.1 million due to real estate consolidation costs in the third quarter of 2018 that did not repeat.

Our severance and other charges for the nine months ended September 30, 2019 decreased $0.5 million, or 7.2%, from $6.4 million for the same period in 2018 to $5.9 million, due to real estate consolidation costs of $3.4 million in 2019, offset by a reduction in severance of $3.9 million from 2018.

Retirement benefits non-service income for the nine months ended September 30, 2019 changed unfavorably by $0.8 million due to the lowering of the expected return on plan assets assumption and greater interest costs in the calculation of net periodic benefit cost in 2019.

Interest expense for the nine months ended September 30, 2019 increased $1.1 million from $34.0 million for the same period in 2018 to $35.1 million, primarily due to an increase in interest on the term loan facility of $2.8 million due to an increase in variable interest rates, offset by a reduction of $1.7 million of net settlement payments on our interest rate derivative instruments during the current period.

Interest income for the nine months ended September 30, 2019 increased $0.8 from the same period in 2018 primarily due to higher cash balances invested in money market funds in 2019.

Change in fair value of derivative instruments for the nine months ended September 30, 2019, unfavorably changed by $0.2 million from a loss of $1.0 million in the same period in 2018 to a loss of $1.2 million. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Income from transition services agreement for the nine months ended September 30, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax expense for the nine months ended September 30, 2019 increased $2.2 million, from $2.1 million for the same period in 2018, to $4.3 million. For 2019, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (3.9)%. For 2018, our effective annual tax rate exclusive of discrete items was (3.8)%. For both periods, income tax expense was primarily attributed to the movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2019 favorably changed $1.3 million, or 3.9%, from a loss of $33.0 million for the same period in 2018 to a loss of $31.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$308,676	$253,365
Short-term investments	—	49,833
Current portion of long-term debt	8,000	8,000
Revolving credit facility	—	—
Long-term debt, net of discount and issuance costs	752,241	755,649
Borrowing availability under revolving credit facility	223,791	167,434

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$127,372	$43,467
Net cash used in investing activities	(65,079)	(82,292)
Net cash used in financing activities	(6,982)	(5,850)

Operating activities

Net cash provided by operating activities was $127.4 million for the nine months ended September 30, 2019, a $83.9 million increase from the $43.5 million of net cash provided by operating activities for the nine months ended September 30, 2018. Net cash provided by operating activities included $17.4 million of cash flow provided by discontinued operations in 2018. Net cash provided by operating activities from continuing operations was $127.4 million for the nine months ended September 30, 2019 compared to $26.1 million for the nine months ended September 30, 2018. The $101.3 million increase in cash provided by operating activities from continuing operations was primarily driven by favorable changes in net operating assets and liabilities of $106.1 million primarily due to an increase in deferred revenue of $206.7 million attributed to greater billings in 2019, an increase in accounts payable of $22.0 million due to timing of disbursements and an increase in royalties of $6.3 million, offset by unfavorable changes in accounts receivable of $70.8 million also attributed to greater billings in 2019, inventories of $8.2 million, operating lease liabilities of $12.5 million due to the recognition of liabilities for leases on the balance sheet in accordance with the new leases accounting standard in 2019, and other assets and liabilities of $37.4 million.  Additionally, operating profit, net of non-cash items, decreased by $4.8 million.

Investing activities

Net cash used in investing activities was $65.1 million for the nine months ended September 30, 2019, a decrease of $17.2 million from the nine months ended September 30, 2018. Net cash used in investing activities included $5.9 million of expenditures from discontinued operations in 2018. Net cash used in investing activities from continuing operations was $65.1 million for the nine months ended September 30, 2019 compared to net cash used in investing activities from continuing operations of $76.4 million for the nine months ended September 30, 2018. The decrease in cash used in investing activities from continuing operations of $11.3 million was primarily due to lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $24.8 million, offset by lower net proceeds from sales and maturities of short-term investments of $6.8 million compared to 2018, and by the acquisition of a business for $5.4 million and an investment in preferred stock of $0.8 million in 2019.

Financing activities

Net cash used in financing activities was $7.0 million for the nine months ended September 30, 2019, an increase of $1.1 million from the $5.9 million of net cash used in financing activities for the nine months ended September 30, 2018. The increase in cash used in financing activities was primarily due to an increase in tax withholding payments related to net share settlements of restricted stock units of $0.9 million and payments of deferred financing fees of $0.3 million related to our revolving credit facility amendment in 2019.

Debt

Under both our revolving credit facility and term loan facility, Houghton Mifflin Harcourt Publishers Inc., HMH Publishers LLC and Houghton Mifflin Harcourt Publishing Company are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under the revolving credit facility and the term loan facility are guaranteed by us and each of our direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrower and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Term Loan Facility

On May 29, 2015, we entered into an amended and restated $800.0 million term loan credit facility (the “term loan facility”). As of September 30, 2019, we had approximately $766.0 million ($760.2 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility has a six-year term and matures on May 29, 2021. The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 3.0% or an alternative base rate plus applicable margins. LIBOR is subject to a floor of 1.0%, with the length of the LIBOR contracts ranging up to six months at our option. As of September 30, 2019, the interest rate of the term loan facility was 5.0%.

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

Management expects the Company’s term loan facility to be refinanced prior to maturity to support the Company’s longer term capital needs.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of September 30, 2019, no amounts are outstanding on the revolving credit facility and we had approximately $24.2 million of outstanding letters of credit and approximately $223.8 million of borrowing availability under the revolving credit facility.

The interest rate applicable to borrowings under the facility is based, at our election, on LIBOR plus 1.75% or an alternative base rate plus 0.75%; such applicable margins may increase up to 2.25% and 1.25%, respectively, based on average daily availability. The revolving credit facility may be prepaid, in whole or in part, at any time, without premium.

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2019, due to our level of borrowing availability.

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

General

We had $308.7 million of cash and cash equivalents and no short-term investments at September 30, 2019. We had $253.4 million of cash and cash equivalents and $49.8 million of short-term investments at December 31, 2018.

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

Our ability to fund planned operations is based on assumptions, which involve significant judgment and estimates of future revenues, capital spend and other operating costs.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. Except for the adoption of the new lease accounting standard discussed below, there were no material changes in the nine months ended September 30, 2019 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Leases

Refer to Note 3 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed description of the impact of the adoption of the new leasing standard on our consolidated balance sheets and statements of operations.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2018 and 2017 or year to date in 2019. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of September 30, 2019, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of September 30, 2019, we had $766.0 million ($760.2 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $7.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of September 30, 2019, no amounts are outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $400.0 million outstanding as of September 30, 2019. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2019 and December 31, 2018. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2019 our disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated By-Laws, as amended, effective September 24, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 30, 2019 (File No. 001-36133)).

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Houghton Mifflin Harcourt Company (Registrant)

October 31, 2019	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

October 31, 2019	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)