Form 10-Q
period 2020-03-31
Houghton Mifflin Harcourt Co
filed 2020-05-07
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock, par value $0.01 per share, outstanding as of May 4, 2020 was 125,406,121.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will,” “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. Forward-looking statements include all statements that are not statements of historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; the expected impact of the COVID-19 pandemic; our competitive strengths; the industry in which we operate; the impact of new accounting guidance and tax laws; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of dispositions, acquisitions and other investments; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: major disasters or other external threats, such as COVID-19; the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and K-12 schools; changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives, including our recently announced workforce reduction; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$254,665	$296,353
Accounts receivable, net of allowances for bad debts and book returns of $17.6 million and $19.7 million, respectively	139,981	184,425
Inventories	265,364	213,059
Prepaid expenses and other assets	22,032	19,257
Total current assets	682,042	713,094
Property, plant, and equipment, net	101,692	100,388
Pre-publication costs, net	256,808	268,197
Royalty advances to authors, net	41,761	44,743
Goodwill	454,977	716,977
Other intangible assets, net	462,127	474,225
Operating lease assets	135,087	132,247
Deferred income taxes	2,520	2,520
Deferred commissions	28,431	29,291
Other assets	29,961	31,490
Total assets	$2,195,406	$2,513,172
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$150,000	$—
Current portion of long-term debt	19,000	19,000
Accounts payable	73,217	52,128
Royalties payable	40,796	72,985
Salaries, wages, and commissions payable	14,250	54,938
Deferred revenue	274,187	305,285
Interest payable	3,814	3,826
Severance and other charges	7,087	12,407
Accrued postretirement benefits	1,571	1,571
Operating lease liabilities	9,171	8,685
Other liabilities	27,044	24,325
Total current liabilities	620,137	555,150
Long-term debt, net of discount and issuance costs	634,800	638,187
Operating lease liabilities	137,676	134,994
Long-term deferred revenue	514,390	542,821
Accrued pension benefits	23,423	23,648
Accrued postretirement benefits	14,228	15,113
Deferred income taxes	21,743	30,871
Other liabilities	5,049	6,028
Total liabilities	1,971,446	1,946,812
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 149,983,155 and 148,928,328 shares issued at March 31, 2020 and December 31, 2019, respectively; 125,406,121 and 124,351,294 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,500	1,489
Treasury stock, 24,577,034 shares as of March 31, 2020 and December 31, 2019, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,910,171	4,906,165
Accumulated deficit	(4,121,965)	(3,775,992)
Accumulated other comprehensive loss	(47,716)	(47,272)
Total stockholders’ equity	223,960	566,360
Total liabilities and stockholders’ equity	$2,195,406	$2,513,172

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2020	2019
Net sales	$189,925	$194,635
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	90,012	96,055
Publishing rights amortization	5,825	7,605
Pre-publication amortization	30,638	33,082
Cost of sales	126,475	136,742
Selling and administrative	133,353	151,983
Other intangible asset amortization	6,273	6,524
Impairment charge for goodwill	262,000	—
Restructuring/severance and other charges	—	1,221
Operating loss	(338,176)	(101,835)
Other income (expense)
Retirement benefits non-service income	61	42
Interest expense	(16,783)	(11,582)
Interest income	766	1,092
Change in fair value of derivative instruments	(380)	(450)
Income from transition services agreement	—	1,826
Loss before taxes	(354,512)	(110,907)
Income tax (benefit) expense	(8,539)	6,455
Net loss	$(345,973)	$(117,362)
Net loss per share attributable to common stockholders
Basic and diluted:
Net loss	$(2.77)	$(0.95)
Weighted average shares outstanding
Basic and diluted	124,688,974	123,798,641

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2020	2019
Net loss	$(345,973)	$(117,362)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax	(113)	(232)
Unrealized gain on short-term investments, net of tax	—	9
Net change in unrealized loss on derivative financial instruments, net of tax	(331)	(1,327)
Other comprehensive loss, net of taxes	(444)	(1,550)
Comprehensive loss	$(346,417)	$(118,912)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Cash flows from operating activities
Net loss	$(345,973)	$(117,362)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	55,225	68,402
Amortization of operating lease assets	3,632	3,501
Amortization of debt discount and deferred financing costs	1,488	1,046
Deferred income taxes	(9,128)	5,897
Stock-based compensation expense	3,476	3,551
Impairment charge for goodwill	262,000	—
Change in fair value of derivative instruments	380	450
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	44,444	20,482
Inventories	(52,305)	(77,715)
Other assets	(1,680)	(6,272)
Accounts payable and accrued expenses	(20,732)	787
Royalties payable and author advances, net	(29,207)	(24,359)
Deferred revenue	(59,529)	(39,870)
Interest payable	(12)	241
Severance and other charges	(5,320)	(59)
Accrued pension and postretirement benefits	(1,108)	(1,212)
Operating lease liabilities	(3,304)	(4,194)
Other liabilities	886	(9,377)
Net cash used in operating activities	(156,767)	(176,063)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	40,000
Additions to pre-publication costs	(18,751)	(25,898)
Additions to property, plant, and equipment	(11,875)	(10,375)
Acquisition of business, net of cash acquired	—	(5,447)
Net cash used in investing activities	(30,626)	(1,720)
Cash flows from financing activities
Proceeds under revolving credit facility	150,000	—
Payments of long-term debt	(4,750)	(2,000)
Tax withholding payments related to net share settlements of restricted stock units	(48)	(1,756)
Issuance of common stock under employee stock purchase plan	503	505
Net collections under transition services agreement	—	1,854
Net cash provided by (used in) financing activities	145,705	(1,397)
Net decrease in cash and cash equivalents	(41,688)	(179,180)
Cash and cash equivalents at the beginning of the period	296,353	253,365
Cash and cash equivalents at the end of the period	$254,665	$74,185
Supplemental disclosure of cash flow information
Interest paid	$15,353	$10,715
Income taxes paid	1	13
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$5,978	$18,988
Property, plant, and equipment included in accounts payable and accruals	3,787	2,448
Property, plant, and equipment acquired under finance leases	288	442

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442
Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960

The accompanying notes are an integral part of these consolidated financial statements.

 Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(amounts in tables are in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a learning company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH estimates that it serves more than 50 million students and three million educators in 150 countries, while its award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

We are organized along two business segments: Education and HMH Books & Media. Within our Education segment, we focus on the K-12 market and, in the United States, we are a market leader. We specialize in comprehensive core curriculum, supplemental and intervention solutions, and we provide ongoing support in professional learning and coaching for educators and administrators. Our offerings are rooted in learning science, and we work with research partners, universities and third-party organizations as we design, build, implement and iterate our offerings to maximize their effectiveness. We are purposeful about innovation, leveraging technology to create engaging and immersive experiences designed to deepen learning experiences for students and to extend teachers’ capabilities so that they can focus on making meaningful connections with their students.

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

Furthermore, for nearly two centuries, our HMH Books & Media segment has brought renowned and awarded children’s, fiction, non-fiction, culinary and reference titles to readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-nine Pulitzer Prize winners, and twenty-six National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Tim O’Brien, Temple Grandin, Tim Ferriss, Kwame Alexander, Lois Lowry, and Chris Van Allsburg.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our accompanying consolidated financial statements include the results of operations of the Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

2.	Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, have significantly reduced recent customer demand for, disrupted portions of our supply chain and warehousing operations and our ability to deliver our educational solutions and services. We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments, as well as observing the impact to state revenues and related educational budgets to ascertain an estimate of the full-year impact; however, the length and severity of the reduction in demand due to the pandemic is uncertain. Accordingly, we expect that our second quarter ending June 30, 2020 will be severely impacted.

While we are planning for a demand recovery this summer as our customers prepare for the upcoming 2020-2021 school year, the exact timing and pace of recovery is uncertain given the significant disruption of the pandemic on the operations of our customers. Our expense management and liquidity measures may be modified as we obtain additional clarity on the timing of customer demand recovery.

In response to these developments, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have, and will continue to implement cost saving initiatives, including:

•	director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions;
•	a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies; and
•	temporary closures of warehousing and distribution centers.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we have taken the following actions to increase liquidity and strengthen our financial position.

•	borrowed $150 million of our asset-backed credit facility as a pre-emptive measure to mitigate against capital market disruptions;
•	reduced inventory purchasing;
•	deferred long-term capital projects not directly contributing to billings in 2020; and
•	deferred the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions, we have concluded our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that businesses will reopen for selling and school districts will gradually resume purchasing during the second quarter of 2020 and most or all will become fully operational, either in-person or virtually, by the third quarter of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include additional expense reductions, asset sales, and capital raising activities including utilization of opportunities provided under the CARES Act.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our fourth quarter 2019 quantitative impairment tests of goodwill and indefinite-lived intangible assets indicated that there was no indication of impairment as the fair value exceeded our carrying value.

During the three months ended March 31, 2020, our stock price declined to historical lows since our 2013 initial public offering. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event and an indicator that it was more likely than not that the carrying value of goodwill exceeded its fair value. Therefore, we concluded that quantitative analyses were required to be performed due to the triggering event occurring during the quarter.

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. We have previously used a combination of the implied market value method and guideline public company method approach. The relevant inputs, estimates and assumptions used in the valuation include our market capitalization as of March 31, 2020, selection of a control premium, and the determination of appropriate market comparables to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment as of March 31, 2020, we have concluded that our goodwill, which is wholly attributed to the Education reporting unit, has been impaired and, accordingly, have recorded a goodwill impairment charge of $262.0 million.

Additionally, as a result of the triggering events identified in the quarter, we initially performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at March 31, 2020, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020, and substantially exceeded its carrying value as of October 1, 2019. Adverse changes in our revenue forecast attributable to the indefinite-lived tradename could give rise to an impairment. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets are not impaired based on the results of the quantitative analyses performed.

We will continue to monitor and evaluate the carrying value of goodwill. Depending on how long the economic and social conditions resulting from COVID-19 exist and its future impact on state and local budgets with regards to educational spending, as well as discretionary consumer spending, we may be subject to further impairments in the future.
3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three months ended March 31, 2020 due to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
4.	Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles, including simplification of areas such as franchise taxes, step-up in tax basis of goodwill, intraperiod allocations, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective in 2021, with early adoption permitted. We are currently evaluating the impact of adopting this new accounting guidance, but do not expect it to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In August 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement to develop or obtain internal use software. Accordingly, the guidance requires a customer to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The guidance also requires the customer to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement.  We adopted the guidance on January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual assessments are still required to be completed. We adopted the guidance on January 1, 2020.

In June 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses, as well as additional disclosures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. We adopted the guidance on January 1, 2020.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At March 31, 2020, we reported allowances for doubtful accounts of $3.5 million, compared to $3.0 million at December 31, 2019, reflecting an increase of $0.7 million, net of write-offs of $0.2 million for the three months ended March 31, 2020.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At March 31, 2020, we reported a reserve for royalty advances of $123.9 million, compared to $119.7 million at December 31, 2019, reflecting an increase of $4.2 million for the three months ended March 31, 2020.
5.	Inventories

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods	$258,161	$203,103
Raw materials	7,203	9,956
Inventories	$265,364	$213,059

6.	Contract Assets, Contract Liabilities and Deferred Commissions

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the three months ended March 31, 2020:

	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$294	$109	$185	NM
Contract liabilities (deferred revenue)	$788,577	$848,106	$(59,529)	(7.0%)

NM = not meaningful

The $59.3 million net decrease in our contract assets and liabilities from December 31, 2019 to March 31, 2020 was primarily due to the satisfaction of performance obligations related to physical and digital products, and services during the period.

During the three months ended March 31, 2020 and 2019, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended
	March 31,
	2020	2019
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$79,205	$48,529

As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $857.7 million, and we will recognize approximately 73% to net sales over the next 1 to 3 years.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $28.4 million at March 31, 2020 and amortized $1.1 million and $1.3 million during the three months ended March 31, 2020 and 2019, respectively. The amortization is included in selling and administrative expenses.

7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Goodwill	$454,977	$—	$454,977	$716,977	$—	$716,977
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(42,564)	121,566	164,130	(38,948)	125,182
Publishing rights	1,180,000	(1,145,251)	34,749	1,180,000	(1,139,426)	40,574
Customer related and other	449,840	(305,028)	144,812	449,840	(302,371)	147,469
Other intangible assets, net	$1,954,970	$(1,492,843)	$462,127	$1,954,970	$(1,480,745)	$474,225

The change in the carrying amount of goodwill for the three months ended March 31, 2020 is as follows:

Balance at December 31, 2019	$716,977
Impairment	(262,000)
Balance at March 31, 2020	$454,977

Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $262.0 million for three months ended March 31, 2020.

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $12.1 million and $14.1 million for the three months ended March 31, 2020 and 2019, respectively.

8.	Debt

Our debt consisted of the following:

	March 31, 2020	December 31, 2019
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$357,480	$361,294
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	296,320	295,893
	653,800	657,187
Less: Current portion of long-term debt	(19,000)	(19,000)
Total long-term debt, net of discount and issuance costs	$634,800	$638,187
Revolving credit facility	$150,000	$—

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

The notes do not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence based financial covenants as defined under our notes. The notes are subject to restrictions on our ability to incur additional indebtedness, issue certain preferred stock, redeem, purchase or retire subordinated debt, make certain investments, pay dividends or other amounts, enter into certain transactions with affiliates, merge or consolidate with another person, sell or otherwise dispose of all or substantially all of our assets, sell certain assets, including capital stock, designate our subsidiaries as unrestricted subsidiaries, redeem or repurchase capital stock or make other restricted payments, and incur certain liens.  The notes are subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the notes.

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”).  The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.  The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of March 31, 2020, the interest rate on the term loan facility was 7.25%.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Our term loan facility provides that the administrative agent may determine that (i) adequate and reasonable means do not exist for ascertaining the LIBOR rate or (ii) the FCA or the government authority having jurisdiction over the administrative agent has made a public statement identifying a specific date after which the LIBOR rate shall no longer be used for determining interest rates for loans. If the administrative agent determines that (i) or (ii) above is unlikely to be temporary then the administrative agent and the Company will agree to transition to an alternate base rate or amend the term loan facility to establish an alternate rate of interest to LIBOR that gives due consideration to the then-prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time.

The term loan facility was issued at a discount equal to 4.0% of the outstanding borrowing commitment.

The term loan facility contains customary mandatory prepayment requirements, including with respect to excess cash flow, proceeds from certain asset sales or dispositions of property, and proceeds from certain incurrences of indebtedness.  The term loan facility permits the Company to voluntarily prepay outstanding amounts at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans; provided, however, that any voluntary prepayment in connection with certain repricing transactions that occur before the date that is twelve months after the closing of the term loan facility shall be subject to a prepayment premium of 1.00% of the principal amount of the amounts prepaid.

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

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $0.3 million and $1.3 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2020 and 2019, respectively. The corresponding $1.3 million and $1.0 million hedge liability is included within current other liabilities in our consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

In connection with the term loan facility on November 22, 2019, we incurred a change in the mix of floating rate debt versus fixed rate debt. As a result, the aggregate notional of our active interest rate derivative contracts designated as cash flow hedges exceeded the outstanding floating rate debt notional by approximately $29.5 million. To accommodate for this notional shortfall, we partially de-designated one of our active interest rate derivative contracts. This involved splitting the notional amount with one portion remaining designated under cash flow hedge accounting, and the remaining portion, with a $29.5 million notional, left undesignated. There were no changes made to the interest rate derivative contracts from an economic perspective; the notional split is accounting in nature only.

Beginning on November 22, 2019, the fair value changes on the undesignated portion of the swap flow through earnings, as opposed to being deferred as unrealized gains or losses in other comprehensive loss. The impact of this change on the financial statements as of March 31, 2020 was less than $0.1 million and was recorded in our consolidated statements of operations for the three months ended March 31, 2020.  We had $370.5 million of interest rate derivative contracts outstanding as of March 31, 2020. The interest rate derivative contracts mature on July 22, 2020 and are expected to impact earnings as unrealized losses are recognized.

Revolving Credit Facility

On November 22, 2019, we entered into a second amended and restated revolving credit agreement that provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly or weekly and comprised of the Borrowers’ and the Guarantors’ (as such terms are defined below) eligible inventory and receivables (the “revolving credit facility”). The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The revolving credit facility may be prepaid, in whole or in part, at any time, without premium.

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of March 31, 2020, we had $150.0 million outstanding on the revolving credit facility.

As of March 31, 2020, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

Guarantees

Under each of the notes, the term loan facility and the revolving credit facility, Houghton Mifflin Harcourt Publishers Inc., Houghton Mifflin Harcourt Publishing Company and HMH Publishers LLC are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under the notes, the term loan facility and the revolving credit facility are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrowers and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

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

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three months ended March 31, 2020 and 2019.

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	March 31,
	2019	Charges	payments	2020
Severance and termination benefits	$11,649	$—	$(4,880)	$6,769
	$11,649	$—	$(4,880)	$6,769

Severance and Other Charges

2020

Exclusive of the 2019 Restructuring Plan, during the three months ended March 31, 2020, $0.4 million of severance payments were made to employees whose employment ended in 2020 and prior years.

2019

During the three months ended March 31, 2019, $1.0 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $1.2 million of net payments to reflect costs for severance, which have been fully paid.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in the Corporate and Other category, is as follows:

	2020
	Severance/ other accruals at December 31, 2019	Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2020
Severance costs	$758	$—	$(440)	$318
Other accruals	—	—	—	—
	$758	$—	$(440)	$318

	2019
	Severance/ other accruals at December 31, 2018		Severance/ other expense	Cash payments	Severance/ other accruals at March 31, 2019
Severance costs	$1,420		$1,221	$(1,044)	$1,597
Other accruals	270	(1)	—	—	—
	$1,690		$1,221	$(1,044)	$1,867

(1)

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

The current portion of the severance and other charges was $7.1 million and $12.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

For the three months ended March 31, 2020 and 2019, we recorded an income tax benefit of approximately $8.5 million and an expense of $6.5 million, respectively. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (2.1)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both March 31, 2020 and December 31, 2019.

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive loss and subsequently amortize those items in the statement of operations.

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2020	2019
Interest cost	$1,097	$1,511
Expected return on plan assets	(1,855)	(1,918)
Amortization of net loss	581	251
Net periodic benefit credit	$(177)	$(156)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2020	2019
Service cost	$17	$15
Interest cost	107	145
Amortization of prior service cost	11	10
Amortization of net loss	(2)	(40)
Net periodic benefit cost	$133	$130

There were no contributions to the pension plans during the three months ended March 31, 2020 and 2019.

12.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$235,232	$235,232	$—	(a)
	$235,232	$235,232	$—
Financial liabilities
Interest rate derivatives	$1,423	$—	$1,423	(a)
Foreign exchange derivatives	284	—	284	(a)
	$1,707	$—	$1,707

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$276,654	$276,654	$—	(a)
	$276,654	$276,654	$—
Financial liabilities
Interest rate derivatives	$986	$—	$986	(a)
Foreign exchange derivatives	127	—	127	(a)
	$1,113	$—	$1,113

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $235.2 million and $276.7 million invested in money market funds as of March 31, 2020 and December 31, 2019, respectively, we had $19.4 million and $19.7 million of cash invested in bank accounts as of March 31, 2020 and December 31, 2019, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $13.0 million and $15.2 million at March 31, 2020 and December 31, 2019, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2020 and December 31, 2019, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $370.5 million as of March 31, 2020. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive loss, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of this report, as there were triggering events for the three months ended March 31, 2020 related to the decline in our stock price attributed to the current market environment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019.

	March 31, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$ 454,977	$ 454,977	$ 262,000	(a)

	$ 454,977	$ 454,977	$ 262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value.  We estimate the fair values of our reporting units by considering our market capitalization and other judgments.  Impairment recorded for goodwill for the three months ended March 31, 2020 was $262.0 million.  There was no impairment recorded for the three months ended March 31, 2019.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2020 and December 31, 2019. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$357,480	$314,582	$361,294	$360,391
$306,000 Senior secured notes	296,320	$261,502	295,893	301,441

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at March 31, 2020 and December 31, 2019. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

13.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

While management believes there is a reasonable possibility we may incur a loss associated with certain pending or threatened litigation, we are not able to estimate such amount, if any, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance over such amounts and with coverage and deductibles as management believes is reasonable. There can be no assurance that our liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $15.8 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.3 million and $2.5 million of performance-related surety bonds for our operating activities as of March 31, 2020 and December 31, 2019, respectively. An aggregate of $20.1 million and $23.7 million of letters of credit existed at March 31, 2020 and December 31, 2019, respectively, of which $0.7 million backed the aforementioned performance-related surety bonds as of March 31, 2020 and December 31, 2019.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of March 31, 2020 and December 31, 2019.

14.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss attributable to common stockholders	$(345,973)	$(117,362)
Denominator
Weighted average shares outstanding
Basic	124,688,974	123,798,641
Diluted	124,688,974	123,798,641
Net loss per share attributable to common stockholders
Basic	$(2.77)	$(0.95)
Diluted	$(2.77)	$(0.95)

As we incurred a net loss in the three month periods ended March 31, 2020 and 2019, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2020	2019
Stock options	2,349,112	3,488,212
Restricted stock units	3,243,031	2,993,508

15.	Segment Reporting

As of March 31, 2020, we had two reportable segments (Education and HMH Books & Media). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

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

	Three Months Ended March 31,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2020
Net sales	$151,585	$38,340	$—
Segment Adjusted EBITDA	(4,865)	(680)	(11,842)
2019
Net sales	$153,844	$40,791	$—
Segment Adjusted EBITDA	(20,965)	4,169	(9,710)

The following table disaggregates our net sales by major source:

	Three Months Ended March 31, 2020
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$65,327	$—	$65,327
Extensions (2)	86,258	—	86,258
HMH Books & Media products	—	38,340	38,340
Net sales	$151,585	$38,340	$189,925

	Three Months Ended March 31, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$51,994	$—	$51,994
Extensions (2)	101,850	—	101,850
HMH Books & Media products	—	40,791	40,791
Net sales	$153,844	$40,791	$194,635

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Total Adjusted EBITDA	$(17,387)	$(26,506)
Interest expense	(16,783)	(11,582)
Interest income	766	1,092
Depreciation expense	(12,489)	(16,179)
Amortization expense – film asset	—	(5,012)
Amortization expense	(42,736)	(47,211)
Non-cash charges – goodwill impairment	(262,000)	—
Non-cash charges – stock-compensation	(3,476)	(3,551)
Non-cash charges – loss on derivative instruments	(380)	(450)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(27)	(287)
Restructuring/severance and other charges	—	(1,221)
Loss before taxes	(354,512)	(110,907)
Provision (benefit) for income taxes	(8,539)	6,455
Net loss	$(345,973)	$(117,362)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities Exchange Commission (the “SEC”) on February 27, 2020. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

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

For nearly two centuries, our HMH Books & Media segment has brought renowned and awarded children’s, fiction, non-fiction, culinary and reference titles to readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-nine Pulitzer Prize winners, and twenty-six National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole 30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Tim O’Brien, Temple Grandin, Tim Ferriss, Kwame Alexander, Lois Lowry, and Chris Van Allsburg.

Recent Developments

COVID-19

Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters. As we proceeded through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, schools began to close in response to federal, state and local social distancing directives resulting in a decline in net sales and sales orders in the second half of March 2020. On March 27, 2020, we announced steps to address COVID-19 and provided a business update related to the pandemic. We implemented a number of measures intended to help protect its shareholders, employees, and customers amid the COVID-19 outbreak. We took actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow in 2020, while working proactively with schools to support them through this period of disruption with virtual learning resources.

Actions taken to date to address COVID-19 and in addition to the Strategic Transformation initiatives announced in the fourth quarter of 2019 include: (1) director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions; (2) a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies; (3) reduced inventory purchasing; (4) temporary closures of warehousing and distribution centers, (5) deferral of long-term capital projects not directly contributing to billings in 2020 and (6) borrowing $150 million from our asset-backed credit facility as a pre-emptive measure to mitigate against capital market disruptions.  Further, we have elected to defer the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Given the COVID-19-related school closings mandated by states and districts nationwide, our Education business will be impacted, and significant uncertainty is likely to persist in the marketplace. Additionally, our HMH Books & Media business will be impacted as many states enforce temporary shut downs of non-essential businesses as well as changes in consumer spending habits are likely to occur. As a result, we withdrew our 2020 full-year financial guidance and 3-year outlook, issued in conjunction with our fourth quarter 2019 earnings on February 27, 2020.

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

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and HMH Books & Media (formerly referred to as Trade Publishing). Our Education segment is our largest segment and represented approximately 85%, 86% and 87% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively. Our HMH Books & Media segment represented approximately 13%, 15% and 14% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

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

Factors affecting our net sales include:

Education

•	general economic conditions at the federal or state level;
•	state or district per student funding levels;
•	federal funding levels;
•	the cyclicality of the purchasing schedule for adoption states;
•	student enrollments;
•	adoption of new education standards;
•	state acceptance of submitted programs and participation rates for accepted programs;
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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2018 legislative session appropriated funds for purchases in 2018 and 2019. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $5.0 million for the three months ended March 31, 2020) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the three months ended March 31, 2020 was $6.3 million.

Interest expense

Our interest expense includes interest accrued on our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, for 2019 only, our previous $800.0 million term loan credit facility (“previous term loan facility”) along with, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2020 was $16.8 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020	2019
Net sales	$189,925	$194,635	$(4,710)	(2.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	90,012	96,055	(6,043)	(6.3)%
Publishing rights amortization	5,825	7,605	(1,780)	(23.4)%
Pre-publication amortization	30,638	33,082	(2,444)	(7.4)%
Cost of sales	126,475	136,742	(10,267)	(7.5)%
Selling and administrative	133,353	151,983	(18,630)	(12.3)%
Impairment charge for goodwill	262,000	—	262,000	NM
Other intangible assets amortization	6,273	6,524	(251)	(3.8)%
Restructuring/severance and other charges	—	1,221	(1,221)	NM
Operating loss	(338,176)	(101,835)	(236,341)	NM
Other income (expense):
Retirement benefits non-service income	61	42	19	45.2%
Interest expense	(16,783)	(11,582)	(5,201)	(44.9)%
Interest income	766	1,092	(326)	(29.9)%
Change in fair value of derivative instruments	(380)	(450)	70	15.6%
Income from transition services agreement	—	1,826	(1,826)	NM
Loss before taxes	(354,512)	(110,907)	(243,605)	NM
Income tax (benefit) expense	(8,539)	6,455	(14,994)	NM
Net loss	$(345,973)	$(117,362)	$(228,611)	NM

NM = not meaningful

Net sales for the three months ended March 31, 2020 decreased $4.7 million, or 2.4%, from $194.6 million in 2019 to $189.9 million. The net sales decrease was driven by a $2.4 million decrease in our HMH Books & Media segment, coupled with a $2.3 million decrease in our Education segment. Within our HMH Books & Media segment, the decrease in net sales was primarily due to 2019 licensing revenue attributed to the Carmen Sandiego series on Netflix, which did not repeat in the first quarter of 2020 but is expected later in the year. Partially offsetting the aforementioned were an increase in net sales of the Little Blue Truck series and strong net sales of the frontlist titles Chosen Ones and Maybe You Should Talk to Someone. Within our Education segment, the decrease was due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $16.0 million from $102.0 million in 2019 to $86.0 million. Within Extensions, Heinemann net sales decreased due to lower sales of the LLI Leveled Literacy and Calkins products due to the economic slowdown, partially offset by stronger net sales from Core Solutions which increased by $13.0 million from $52.0 million in 2019 to $65.0 million. The primary drivers of the increase in Core Solutions net sales was the recognition of revenue previously deferred.

Operating loss for the three months ended March 31, 2020 unfavorably changed from a loss of $101.8 million in 2019 to a loss of $338.2 million, due primarily to the following:

•	An impairment charge for goodwill for the three months ended March 31, 2020 of $262.0 million. This non-cash impairment is a direct result of the adverse impact that COVID-19 has had on the Company,
•	A $4.7 million decrease in net sales,
•

Partially offset by a $18.6 million decrease in selling and administrative expenses, primarily due to lower labor costs of $5.8 million, due to cost savings associated with our 2019 Restructuring Plan. Also, there was a decrease of $4.7 million of variable expenses such as transportation and commissions due to lower billings, which decreased $24.0 million from the first quarter of 2019. Further, there were lower discretionary costs of $4.0 million related to travel and expense reduction measures along with lower depreciation expense of $3.3 million,

•

A $6.0 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $96.0 million in 2019 to $90.0 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 47.4% from 49.4% due to lower film asset amortization costs attributed to the timing of delivery of the Carmen Sandiego series on Netflix, which did not repeat in the first quarter of 2020 but is expected later in the year,

•

A $4.5 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization,

•	A $1.2 million decrease in costs associated with our restructuring/severance and other charges in the first quarter of 2019 that did not repeat.

Interest expense for the three months ended March 31, 2020 increased $5.2 million from $11.6 million in 2019 to $16.8 million, primarily due to our debt refinancing during the fourth quarter of 2019 in which the previous term loan facility was replaced with the term loan facility and the notes with higher interest rates (the “2019 Refinancing”). Further, there was an increase of $0.8 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended March 31, 2020 decreased $0.3 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended March 31, 2020, favorably changed by a small amount. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Income from transition services agreement for the three months ended March 31, 2019 was $1.8 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside clinical and standardized testing business (“Riverside Business”) pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the three months ended March 31, 2020 increased $15.0 million, from an expense of $6.5 million in 2019, to a benefit of $8.5 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (2.1)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net loss	$(345,973)	$(117,362)
Interest expense	16,783	11,582
Interest income	(766)	(1,092)
Provision (benefit) for income taxes	(8,539)	6,455
Depreciation expense	12,489	16,179
Amortization expense – film asset	—	5,012
Amortization expense	42,736	47,211
Non-cash charges – goodwill impairment	262,000	—
Non-cash charges – stock compensation	3,476	3,551
Non-cash charges – loss on derivative instruments	380	450
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	27	287
Restructuring/severance and other charges	—	1,221
Adjusted EBITDA	$(17,387)	$(26,506)

Segment Operating Results

Results of Operations – Comparing Three Months Ended March 31, 2020 and 2019

Education

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$151,585	$153,844	$(2,259)	(1.5)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	63,650	66,983	(3,333)	(5.0)%
Publishing rights amortization	4,432	6,042	(1,610)	(26.6)%
Pre-publication amortization	30,589	32,969	(2,380)	(7.2)%
Cost of sales	98,671	105,994	(7,323)	(6.9)%
Selling and administrative	101,684	119,402	(17,718)	(14.8)%
Other intangible asset amortization	5,737	5,018	719	14.3%
Impairment charge for goodwill	262,000	—	262,000	NM
Operating loss	(316,507)	(76,570)	(239,937)	NM
Net loss	$(316,507)	$(76,570)	$(239,937)	NM
Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$8,884	$11,576	$(2,692)	(23.3)%
Amortization expense	40,758	44,029	(3,271)	(7.4)%
Non-cash charges – goodwill impairment	262,000	—	262,000	NM
Education segment Adjusted EBITDA	$(4,865)	$(20,965)	$16,100	NM

NM = not meaningful

Our Education segment net sales for the three months ended March 31, 2020 decreased $2.3 million, or 1.5%, from $153.8 million in 2019 to $151.6 million. The decrease was due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $16.0 million from $102.0 million in 2019 to $86.0 million. Within Extensions, Heinemann net sales decreased due to lower sales of the LLI Leveled Literacy and Calkins products due to the economic slowdown, partially offset by stronger net sales from Core Solutions which increased by $13.0 million from $52.0 million in 2019 to $65.0 million. The primary driver of the increase in Core Solutions net sales was the recognition of revenue previously deferred.

Our Education segment cost of sales for the three months ended March 31, 2020 decreased $7.3 million, or 6.9%, from $106.0 million in 2019 to $98.7 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased

$3.3 million from $67.0 million in 2019 to $63.7 million. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 42.0% from 43.5% due to product mix. Pre-publication amortization decreased by $2.4 million from 2019 primarily due to the timing of 2019 major product releases, and $1.6 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended March 31, 2020 decreased $17.7 million, or 14.8%, from $119.4 million in 2019 to $101.7 million. The decrease was driven by lower labor costs due to the 2019 Restructuring Plan and lower variable expenses such as samples, transportation, depository fees and commissions attributed to lower billings from the prior year. Further, discretionary spending is lower due to travel reductions and the economic slowdown.

Our Education segment other intangible asset amortization expense for the three months ended March 31, 2020 decreased $0.7 million from 2019, which was due to our use of accelerated amortization methods.

Our Education segment impairment charge for goodwill for the three months ended March 31, 2020 was $262.0 million. This non-cash impairment is a direct result of the adverse impact that COVID-19 has had on the Company.

Our Education segment Adjusted EBITDA for the three months ended March 31, 2020 increased $16.1 million, from a loss of $21.0 million in 2019 to a loss of $4.9 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and goodwill impairment charges. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$38,340	$40,791	$(2,451)	(6.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	26,362	29,072	(2,710)	(9.3)%
Publishing rights amortization	1,393	1,563	(170)	(10.9)%
Pre-publication amortization	49	113	(64)	(56.6)%
Cost of sales	27,804	30,748	(2,944)	(9.6)%
Selling and administrative	12,829	13,034	(205)	(1.6)%
Other intangible asset amortization	536	1,506	(970)	(64.4)%
Operating loss	(2,829)	(4,497)	1,668	37.1%
Net loss	$(2,829)	$(4,497)	$1,668	37.1%
Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$171	$472	$(301)	(63.8)%
Amortization expense film asset	—	5,012	(5,012)	NM
Amortization expense	1,978	3,182	(1,204)	(37.8)%
HMH Books & Media segment Adjusted EBITDA	$(680)	$4,169	$(4,849)	NM

NM = not meaningful

Our HMH Books & Media segment net sales for the three months ended March 31, 2020 decreased $2.5 million, or 6.0%, from $40.8 million in 2019 to $38.3 million. The decrease in net sales was primarily due to 2019 licensing revenue attributed to the Carmen Sandiego series on Netflix, which did not repeat in the first quarter of 2020, but is expected later in the year. Partially offsetting the aforementioned was an increase in net sales of the Little Blue Truck series and strong net sales of the frontlist titles Chosen Ones and Maybe You Should Talk to Someone.

Our HMH Books & Media segment cost of sales for the three months ended March 31, 2020 decreased $2.9 million, or 9.6%, from $30.7 million in 2019 to $27.8 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $2.7 million primarily due to volume. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, decreased to 68.8% from 71.3% due to higher film asset amortization from the Carmen Sandiego series in 2019.

Our HMH Books & Media segment selling and administrative expense for the three months ended March 31, 2020 slightly decreased from 2019. The decrease was primarily due to lower travel and entertainment costs.

Our HMH Books & Media segment other intangible asset amortization expense for the three months ended March 31, 2020 decreased $1.0 million from 2019, due to certain definite-lived intangible assets being fully depreciated in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the three months ended March 31, 2020 changed unfavorably from $4.2 million in 2019 to a loss of $0.7 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Three Months Ended March 31,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	18,840	19,547	(707)	(3.6)%
Restructuring/severance and other charges	—	1,221	(1,221)	NM
Operating loss	(18,840)	(20,768)	1,928	9.3%
Retirement benefits non-service income	61	42	19	45.2%
Interest expense	(16,783)	(11,582)	(5,201)	(44.9)%
Interest income	766	1,092	(326)	(29.9)%
Change in fair value of derivative instruments	(380)	(450)	70	15.6%
Income from transition services agreement	—	1,826	(1,826)	NM
Net loss before taxes	(35,176)	(29,840)	(5,336)	(17.9)%
Income tax (benefit) expense	(8,539)	6,455	(14,994)	NM
Net loss	$(26,637)	$(36,295)	$9,658	26.6%
Adjustments from net loss to Corporate and Other segment Adjusted EBITDA
Interest expense	$16,783	$11,582	$5,201	44.9%
Interest income	(766)	(1,092)	326	29.9%
Provision for income taxes	(8,539)	6,455	(14,994)	NM
Depreciation expense	3,434	4,131	(697)	(16.9)%
Non-cash charges – loss on derivative instruments	380	450	(70)	(15.6)%
Non-cash charges – stock compensation	3,476	3,551	(75)	(2.1)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	27	287	(260)	(90.6)%
Restructuring/severance and other charges	—	1,221	(1,221)	NM
Corporate and Other segment Adjusted EBITDA	$(11,842)	$(9,710)	$(2,132)	(22.0)%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended March 31, 2020 decreased $0.7 million from $19.5 million in 2019 to $18.8 million, primarily attributed to lower labor costs due to the 2019 Restructuring Plan.

Our restructuring/severance and other charges for the three months ended March 31, 2020 decreased by $1.2 million due to severance costs in the first quarter of 2019 that did not repeat.

Interest expense for the three months ended March 31, 2020 increased $5.2 million from $11.6 million in 2019 to $16.8 million, primarily due to the 2019 Refinancing. Further, there was an increase of $0.8 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended March 31, 2020 decreased $0.3 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended March 31, 2020, favorably changed by a small amount. The change in fair value of derivative instruments was related to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Income from transition services agreement for the three months ended March 31, 2019 was $1.8 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax benefit for the three months ended March 31, 2020 increased $15.0 million, from an expense of $6.5 million in 2019, to a benefit of $8.5 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (2.1)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended March 31, 2020 unfavorably changed $2.1 million, or 22.0%, from a loss of $9.7 million in 2019 to a loss of $11.8 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year. Moreover, uncertainty resulting from the COVID-19 pandemic may result in 2020 not following this historic pattern.

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

Liquidity and Capital Resources

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$254,665	$296,353
Current portion of long-term debt	19,000	19,000
Long-term debt, net of discount and issuance costs	634,800	638,187
Revolving credit facility	150,000	—
Borrowing availability under revolving credit facility	34,694	161,961

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(156,767)	$(176,063)
Net cash used in investing activities	(30,626)	(1,720)
Net cash provided by (used in) financing activities	145,705	(1,397)

Operating activities

Net cash used in operating activities was $156.8 million for the three months ended March 31, 2020, a $19.3 million decrease from the $176.1 million of net cash used in operating activities for the three months ended March 31, 2019. The decrease in cash used in operating activities was primarily driven by favorable changes in net operating assets and liabilities of $13.7 million primarily due to favorable period over period inventory changes of $25.4 million, favorable period over period changes in accounts receivable of $24.0 million due to continued collections from greater billings in 2019, an increase in net other assets and liabilities of $14.9 million and operating lease liabilities of $0.9 million, offset by unfavorable changes in accounts payable of $21.5 million related to timing of disbursements, deferred revenue of $19.7 million, severance and other charges of $5.3 million due to payments on actions taken during the fourth quarter of 2019 and royalties of $4.8 million.  Additionally, operating profit, net of non-cash items, increased by $5.6 million.

Investing activities

Net cash used in investing activities was $30.6 million for the three months ended March 31, 2020, an increase of $28.9 million from the three months ended March 31, 2019.  The increase in cash used in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $40.0 million compared to 2019, offset by lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $5.6 million, and by the acquisition of a business for $5.4 million in 2019.

Financing activities

Net cash provided by financing activities was $145.7 million for the three months ended March 31, 2020, an increase of $147.1 million from the $1.4 million of net cash used in financing activities for the three months ended March 31, 2019. The increase in cash provided by financing activities was primarily due to proceeds from our revolving credit facility of $150.0 million, offset by an increase in principal payments on our term loan of $2.8 million in 2020.

Debt

Under each of the notes, the term loan facility and the revolving credit facility, Houghton Mifflin Harcourt Publishers Inc., Houghton Mifflin Harcourt Publishing Company and HMH Publishers LLC are the borrowers (collectively, the “Borrowers”), and Citibank, N.A. acts as both the administrative agent and the collateral agent.

The obligations under the senior secured notes, the term loan facility and the revolving credit facility are guaranteed by the Company and each of its direct and indirect for-profit domestic subsidiaries (other than the Borrowers) (collectively, the “Guarantors”) and are secured by all capital stock and other equity interests of the Borrowers and the Guarantors and substantially all of the other tangible and intangible assets of the Borrowers and the Guarantors, including, without limitation, receivables, inventory, equipment, contract rights, securities, patents, trademarks, other intellectual property, cash, bank accounts and securities accounts and owned real estate. The revolving credit facility is secured by first priority liens on receivables, inventory, deposit accounts, securities accounts, instruments, chattel paper and other assets related to the foregoing (the “Revolving First Lien Collateral”), and second priority liens on the collateral which secures the term loan facility on a first priority basis. The term loan facility is secured by first priority liens on the capital stock and other equity interests of the Borrowers and the Guarantors, equipment, owned real estate, trademarks and other intellectual property, general intangibles that are not Revolving First Lien Collateral and other assets related to the foregoing, and second priority liens on the Revolving First Lien Collateral.

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.  As of March 31, 2020, we had $306.0 million ($296.3 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of March 31, 2020, we had $375.3 million ($357.5 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of March 31, 2020, the interest rate on the term loan facility was 7.25%.

The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.

The term loan facility does not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence based financial covenants as defined under our term loan facility.

The term loan facility contains customary mandatory prepayment requirements, including with respect to excess cash flow, proceeds from certain asset sales or dispositions of property, and proceeds from certain incurrences of indebtedness.  The term loan facility permits the Company to voluntarily prepay outstanding amounts at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans; provided, however, that any voluntary prepayment in connection with certain repricing transactions that occur before the date that is twelve months after the closing of the term loan facility shall be subject to a prepayment premium of 1.00% of the principal amount of the amounts prepaid.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of March 31, 2020, there was $150.0 million drawn on the revolving credit facility. As of March 31, 2020, we had approximately $20.1 million of outstanding letters of credit and approximately $34.7 million of borrowing availability under the revolving credit facility. As of May 7, 2020, there was $150.0 million drawn on the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2020, due to our level of borrowing availability.

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

General

We had $254.7 million of cash and cash equivalents and no short-term investments at March 31, 2020. We had $296.4 million of cash and cash equivalents and no short-term investments at December 31, 2019.

Our business is impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. We expect our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that businesses will reopen for selling and school districts will gradually resume purchasing during the second quarter of 2020 and most or all will become fully operational, either in-person or virtually, by the third quarter of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include additional expense reductions, asset sales, and capital raising activities including utilization of funding provided under the CARES Act.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2020 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The critical accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and the Company’s operating environment changes.  Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the year ended December 31, 2019 or year to date in 2020. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of March 31, 2020, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

We are currently required to meet certain incurrence-based financial covenants as defined under our term loan facility, notes and revolving credit facility. We have incurrence based financial covenants primarily pertaining to a maximum leverage ratio and fixed charge coverage ratio. A breach of any of these covenants, ratios, tests or restrictions, as applicable, for which a waiver is not obtained could result in an event of default, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable and result in a cross-default under other arrangements containing such provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, the lenders would not be required to make further loans to us, and assuming similar facilities were not established and we are unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

As of March 31, 2020, we had $375.3 million ($357.5 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $3.8 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of March 31, 2020, there was $150.0 million outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $370.5 million outstanding as of March 31, 2020. These contracts were effective beginning September 30, 2016 and mature on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2020 and December 31, 2019. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2020 our disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”). The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as presented below, there have been no material changes from the risk factors described in our 2019 Form 10-K.

We face various risks related to health epidemics, pandemics and similar outbreaks, including COVID-19 which have had, and may continue to have, material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results are/will be negatively impacted by health epidemics, pandemics and similar outbreaks. The recent and rapidly spreading COVID-19 pandemic will have negative impacts on our business, including causing significant volatility in demand for our products, our ability to service our customers, changes in consumer behavior and preference, disruptions in our supply chain operations and warehousing operations, limitations on our employees’ ability to work and travel, adverse impacts on third parties upon which we rely, our ability to satisfy our debt and other obligations, our liquidity, declines in state revenues and related impacts on educational budgets, and significant changes in the economic or political conditions in markets in which we operate, both near-term and potentially long-term. Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak and actions taken to contain its spread and mitigate its public health effects.

Item 6. Exhibits

Exhibit No.	Description

10.1†*	Letter Agreement Relating to Temporary Salary Reduction dated April 2, 2020 between Houghton Mifflin Harcourt Company and John J. Lynch, Jr.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

Houghton Mifflin Harcourt Company (Registrant)

May 7, 2020	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 7, 2020	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)