Form 10-Q
period 2020-06-30
Houghton Mifflin Harcourt Co
filed 2020-08-06
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock, par value $0.01 per share, outstanding as of August 3, 2020 was 125,830,138.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools, including uncertainties regarding the format (in person, fully remote or hybrid) and other safety procedures schools plan to follow when they reopen in the fall; changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives, including our recently announced workforce reduction; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$138,824	$296,353
Accounts receivable, net of allowances for bad debts and book returns of $18.9 million and $19.7 million, respectively	273,168	184,425
Inventories	237,226	213,059
Prepaid expenses and other assets	23,519	19,257
Total current assets	672,737	713,094
Property, plant, and equipment, net	100,925	100,388
Pre-publication costs, net	239,208	268,197
Royalty advances to authors, net	43,038	44,743
Goodwill	454,977	716,977
Other intangible assets, net	451,146	474,225
Operating lease assets	132,065	132,247
Deferred income taxes	2,520	2,520
Deferred commissions	31,027	29,291
Other assets	38,727	31,490
Total assets	$2,166,370	$2,513,172
Liabilities and Stockholders’ Equity
Current liabilities
Revolving credit facility	$100,000	$—
Current portion of long-term debt	19,000	19,000
Accounts payable	65,647	52,128
Royalties payable	49,154	72,985
Salaries, wages, and commissions payable	28,225	54,938
Deferred revenue	277,827	305,285
Interest payable	10,750	3,826
Severance and other charges	4,090	12,407
Accrued postretirement benefits	1,571	1,571
Operating lease liabilities	9,231	8,685
Other liabilities	27,876	24,325
Total current liabilities	593,371	555,150
Long-term debt, net of discount and issuance costs	631,427	638,187
Operating lease liabilities	135,420	134,994
Long-term deferred revenue	556,200	542,821
Accrued pension benefits	23,229	23,648
Accrued postretirement benefits	13,969	15,113
Deferred income taxes	20,376	30,871
Other liabilities	3,493	6,028
Total liabilities	1,977,485	1,946,812
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 150,132,650 and 148,928,328 shares issued at June 30, 2020 and December 31, 2019, respectively; 125,555,616 and 124,351,294 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,501	1,489
Treasury stock, 24,577,034 shares as of June 30, 2020 and December 31, 2019, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,912,270	4,906,165
Accumulated deficit	(4,160,133)	(3,775,992)
Accumulated other comprehensive loss	(46,723)	(47,272)
Total stockholders’ equity	188,885	566,360
Total liabilities and stockholders’ equity	$2,166,370	$2,513,172

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2020	2019	2020	2019
Net sales	$251,216	$388,896	$441,141	$583,531
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	124,360	190,831	214,372	286,886
Publishing rights amortization	4,709	6,271	10,534	13,876
Pre-publication amortization	31,758	35,739	62,396	68,821
Cost of sales	160,827	232,841	287,302	369,583
Selling and administrative	106,329	175,266	239,682	327,249
Other intangible asset amortization	6,272	6,612	12,545	13,136
Impairment charge for goodwill	—	—	262,000	—
Restructuring/severance and other charges	—	4,430	—	5,651
Operating loss	(22,212)	(30,253)	(360,388)	(132,088)
Other income (expense)
Retirement benefits non-service income	61	42	122	84
Interest expense	(17,482)	(11,963)	(34,265)	(23,545)
Interest income	75	97	841	1,189
Change in fair value of derivative instruments	120	16	(260)	(434)
Income from transition services agreement	—	1,851	—	3,677
Loss before taxes	(39,438)	(40,210)	(393,950)	(151,117)
Income tax (benefit) expense	(1,270)	403	(9,809)	6,858
Net loss	$(38,168)	$(40,613)	$(384,141)	$(157,975)
Net loss per share attributable to common stockholders
Basic and diluted:
Net loss	$(0.30)	$(0.33)	$(3.07)	$(1.27)
Weighted average shares outstanding
Basic and diluted	125,458,566	124,147,961	125,073,770	123,974,266

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2020	2019	2020	2019
Net loss	$(38,168)	$(40,613)	$(384,141)	$(157,975)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(67)	105	(180)	(127)
Unrealized gain on short-term investments, net of tax	—	—	—	9
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	1,060	(2,077)	729	(3,404)
Other comprehensive income (loss), net of taxes	993	(1,972)	549	(3,522)
Comprehensive loss	$(37,175)	$(42,585)	$(383,592)	$(161,497)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2020	2019
Cash flows from operating activities
Net loss	$(384,141)	$(157,975)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	111,081	135,649
Amortization and impairments of operating lease assets	6,654	9,441
Amortization of debt discount and deferred financing costs	2,990	2,090
Deferred income taxes	(10,495)	5,741
Stock-based compensation expense	5,639	7,259
Impairment charge for goodwill	262,000	—
Change in fair value of derivative instruments	260	434
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(88,743)	(228,475)
Inventories	(24,167)	(83,561)
Other assets	(16,019)	(15,568)
Accounts payable and accrued expenses	(10,986)	22,495
Royalties payable and author advances, net	(22,126)	(9,178)
Deferred revenue	(14,079)	60,098
Interest payable	6,924	348
Severance and other charges	(8,317)	252
Accrued pension and postretirement benefits	(1,561)	(1,325)
Operating lease liabilities	(5,500)	(8,419)
Other liabilities	1,310	(5,231)
Net cash used in operating activities	(189,276)	(265,925)
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	50,000
Additions to pre-publication costs	(34,850)	(55,591)
Additions to property, plant, and equipment	(24,358)	(18,358)
Acquisition of business, net of cash acquired	—	(5,447)
Net cash used in investing activities	(59,208)	(29,396)
Cash flows from financing activities
Borrowings under revolving credit facility	150,000	60,000
Payments of revolving credit facility	(50,000)	—
Payments of long-term debt	(9,500)	(4,000)
Tax withholding payments related to net share settlements of restricted stock units	(48)	(1,929)
Issuance of common stock under employee stock purchase plan	503	506
Net collections under transition services agreement	—	2,493
Net cash provided by financing activities	90,955	57,070
Net decrease in cash and cash equivalents	(157,529)	(238,251)
Cash and cash equivalents at beginning of the period	296,353	253,365
Cash and cash equivalents at end of the period	$138,824	$15,114
Supplemental disclosure of cash flow information
Interest paid	$24,541	$21,937
Income taxes paid	48	405
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$4,038	$15,288
Property, plant, and equipment included in accounts payable and accruals	2,290	2,103
Property, plant, and equipment acquired under finance leases	245	404

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442
Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671
Net loss	—	—	—	—	(40,613)	—	(40,613)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,972)	(1,972)
Effects of adoption of new lease accounting standard	—	—	—	—	87	—	87
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	97,845	—	—	—	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	3,604	—	—	3,604
Balance at June 30, 2019	148,785,426	1,487	(518,030)	$4,898,988	$(3,720,134)	$(48,706)	$613,605
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960
Net loss	—	—	—	—	(38,168)	—	(38,168)
Other comprehensive income, net of tax	—	—	—	—	—	993	993
Issuance of common stock for employee purchase plan	—	—	—	(1)	—	—	(1)
Issuance of common stock for vesting of restricted stock units	149,495	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,101	—	—	2,101
Balance at June 30, 2020	150,132,650	$1,501	$(518,030)	$4,912,270	$(4,160,133)	$(46,723)	$188,885

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

Approximately 87% of our net sales for the year ended December 31, 2019 were derived from our Education segment, which is a markedly seasonal business. Schools typically conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2019, 2018 and 2017, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, have significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments, as well as observe the impact to state revenues and related educational budgets to ascertain an estimate of the full-year impact; however, the length and severity of the reduction in demand due to the pandemic remains uncertain, and that uncertainty is heightened by the fact that various schools have not yet made definitive decisions regarding whether to reopen this fall for in-person and/or remote learning. Accordingly, we expect that our full year results will be adversely impacted.

While we are planning for a demand recovery in the second half of 2020 as our customers prepare for the upcoming 2020-2021 school year, the exact timing and pace of recovery is uncertain given the significant disruption caused by the pandemic on the operations of our customers. Our expense management and liquidity measures may be modified as we obtain additional clarity on the timing of customer demand recovery.

In response to these developments, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have, and will continue to implement cost saving initiatives, including:

•

director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020;

•	a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies;
•	temporary closures of warehousing and distribution centers from late March through early April; and
•	commencing a voluntary early retirement incentive program in August 2020, as discussed below.

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

In March and April 2020, we also borrowed $150 million of our revolving credit facility as a preemptive measure to mitigate against capital markets disruptions.  As of August 6, 2020, no amounts remained outstanding under the revolving credit facility.

Early Retirement Incentive Program.

On August 6, 2020, we commenced a voluntary early retirement incentive program that is being offered to all U. S. based employees who are at least 55 years of age and have at least five years of service with the Company. We estimate that there are 625 employees, or approximately 18% of our employee base, who are eligible to participate in this program. Under the program, employees who are close to retirement may accelerate their retirement in exchange for separation payments in accordance with the Company’s severance policy and other modest incentives. This action is aligned with the Company’s Strategic Transformation Plan launched in the fourth quarter of 2019 to streamline the cost structure of the Company.  We are unable to estimate the participation rate or cost of the program, which is scheduled to conclude during the third quarter of 2020, at this time.  All of the charges incurred by the Company in connection with this program will result in future cash expenditures by the Company.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that businesses will reopen for selling and school districts will continue to resume purchasing and most or all will become operational, either in-person, fully remote or hybrid, during the third quarter of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include, but are not limited to, additional expense reductions, asset sales, and capital raising activities.

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

During the three months ended March 31, 2020, our stock price declined to historical lows since our 2013 initial public offering. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event and an indicator that it was more likely than not that the carrying value of goodwill exceeded its fair value. Therefore, we concluded that quantitative analyses were required to be performed due to the triggering event occurring during the first quarter of 2020.

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. We have previously used a combination of the implied market value method and guideline public company method approach. The relevant inputs, estimates and assumptions used in the valuation include our market capitalization as of March 31, 2020, selection of a control premium, and the determination of appropriate market comparables to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment as of March 31, 2020, we concluded that our goodwill, which is wholly attributed to the Education reporting unit, was impaired and, accordingly, recorded a goodwill impairment charge of $262.0 million. No impairment triggering events were identified during the three months ended June 30, 2020.

Additionally, as a result of the triggering events identified in the first quarter, we performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at March 31, 2020, the recoverability was evaluated using a one-step process whereby we determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate was based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020, and substantially exceeded its carrying value as of October 1, 2019. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed. No impairment triggering events were identified during the three months ended June 30, 2020.

We continue to monitor and evaluate the carrying value of goodwill, indefinite-lived intangible assets and long-lived assets. We have concluded based on our analyses that no triggering events occurred during the second quarter of 2020. Depending on how long the economic and social conditions resulting from the COVID-19 pandemic exist and their future impact on state and local budgets with regards to educational spending, as well as discretionary consumer spending, we may be subject to further impairments in the future.
3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three and six months ended June 30, 2020 due to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of the COVID-19 pandemic within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At June 30, 2020, we reported allowances for doubtful accounts of $4.1 million, compared to $3.0 million at December 31, 2019, reflecting an increase of $1.6 million, prior to write-offs of $0.5 million for the six months ended June 30, 2020.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At June 30, 2020, we reported a reserve for royalty advances of $128.3 million, compared to $119.7 million at December 31, 2019, reflecting an increase of $8.6 million for the six months ended June 30, 2020.

5.	Inventories

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$230,643	$203,103
Raw materials	6,583	9,956
Inventories	$237,226	$213,059

6.	Contract Assets, Contract Liabilities and Contract Costs

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2020:

	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$77	$109	$(32)	(29.4%)
Contract liabilities (deferred revenue)	$834,027	$848,106	$(14,079)	(1.7%)

The $14.1 million net decrease in our contract assets and liabilities from December 31, 2019 to June 30, 2020 was primarily due to the satisfaction of performance obligations related to physical and digital products, and services during the period in excess of additions to deferred revenue.

During the three and six months ended June 30, 2020 and 2019, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$93,722	$75,294	$172,927	$123,823

As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $909.2 million, and we will recognize approximately 71% to net sales over the next 1 to 3 years.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $31.0 million at June 30, 2020 and amortized $4.9 million and $3.6 million during the six months ended June 30, 2020 and 2019, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $8.4 million at June 30, 2020 and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $1.4 million and $1.6 million during the six months ended June 30, 2020 and 2019, respectively. The amortization is included in cost of sales.

7.	Goodwill and Other Intangible Assets

Other intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(46,178)	117,952	164,130	(38,948)	125,182
Publishing rights	1,180,000	(1,149,960)	30,040	1,180,000	(1,139,426)	40,574
Customer related and other	449,840	(307,686)	142,154	449,840	(302,371)	147,469
Other intangible assets, net	$1,954,970	$(1,503,824)	$451,146	$1,954,970	$(1,480,745)	$474,225

The change in the carrying amount of goodwill, which all relates to the Education segment, for the six months ended June 30, 2020 is as follows:

Balance at December 31, 2019	$716,977
Impairment	(262,000)
Balance at June 30, 2020	$454,977

Accumulated impairment losses on goodwill as of June 30, 2020 was $262.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $262.0 million during the six months ended June 30, 2020.

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $23.1 million and $27.0 million for the six months ended June 30, 2020 and 2019, respectively.

8.	Debt

Our debt consisted of the following:

	June 30, 2020	December 31, 2019
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$353,680	$361,294
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$296,747	$295,893
	650,427	657,187
Less: Current portion of long-term debt	(19,000)	(19,000)
Total long-term debt, net of discount and issuance costs	$631,427	$638,187
Revolving credit facility	$100,000	$—

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”).  The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.  The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of June 30, 2020, the interest rate on the term loan facility was 7.25%.

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

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $0.7 million and an unrealized loss of $3.4 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2020 and 2019, respectively. The corresponding $0.3 million and $1.0 million hedge liability is included within current other liabilities in our consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively. We reclassified $1.6 million from other comprehensive loss to earnings during the six months ended June 30, 2020.

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

Beginning on November 22, 2019, the fair value changes on the undesignated portion of the swap flow through earnings, as opposed to being deferred as unrealized gains or losses in other comprehensive loss. The impact of this change on the financial statements as of June 30, 2020 was less than $0.1 million and was recorded in our consolidated statements of operations for the three and six months ended June 30, 2020.  We had $370.5 million of interest rate derivative contracts outstanding as of June 30, 2020. The interest rate derivative contracts matured on July 22, 2020 and are expected to impact earnings as unrealized losses are recognized. The amount that was reclassified from other comprehensive loss to earnings by July 22, 2020 is $0.3 million.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of June 30, 2020, we had $100.0 million outstanding on the revolving credit facility. As of August 6, 2020, no amounts were outstanding under the revolving credit facility.

As of June 30, 2020, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	June 30,
	2019	Charges	payments	2020
Severance and termination benefits	$11,649	$—	$(7,581)	$4,068
	$11,649	$—	$(7,581)	$4,068

Severance and Other Charges

2020

Exclusive of the 2019 Restructuring Plan, during the six months ended June 30, 2020, $0.7 million of severance payments were made to employees whose employment ended in 2019 and prior years.

2019

During the six months ended June 30, 2019, $1.7 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $2.3 million of net payments to reflect costs for severance, which have been fully paid. We also recorded an expense in the amount of $3.4 million for real estate consolidation costs, which is reflected as a reduction in operating lease assets in our consolidated balance sheet as of June 30, 2019.

A summary of the significant components of the severance/restructuring and other charges, which are not allocated to our segments and included in the Corporate and Other category, is as follows:

	2020
	Severance/ other accruals at December 31, 2019		Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2020
Severance costs	$758		$—	$(736)	$22
Other accruals	—	(1)	—	—	—
	$758		$—	$(736)	$22

	2019
	Severance/ other accruals at December 31, 2018		Severance/ other expense	Cash payments	Severance/ other accruals at June 30, 2019
Severance costs	$1,420		$2,263	$(1,655)	$2,028
Other accruals	270	(1)	—	—	—
	$1,690		$2,263	$(1,655)	$2,028

(1)

In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

The current portion of the severance and other charges was $4.1 million and $12.4 million as of June 30, 2020 and December 31, 2019, respectively.

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

For the three months ended June 30, 2020 and 2019, we recorded an income tax benefit of approximately $1.3 million and an expense of $0.4 million, respectively, and for the six months ended June 30, 2020 and 2019, we recorded an income tax benefit of approximately $9.8 million and an expense of $6.9 million, respectively. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For both periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was 3.2% and (1.0)% for the three months ended June 30, 2020 and 2019, respectively, and 2.5% and (4.5)% for the six months ended June 30, 2020 and 2019, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both June 30, 2020 and December 31, 2019.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$1,097	$1,511	$2,194	$3,022
Expected return on plan assets	(1,855)	(1,918)	(3,710)	(3,836)
Amortization of net loss	581	251	1,162	502
Net periodic benefit credit	$(177)	$(156)	$(354)	$(312)

	Other Post Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$17	$15	$34	$30
Interest cost	107	144	214	290
Amortization of prior service cost	11	10	22	20
Amortization of net loss	(2)	(40)	(4)	(82)
Net periodic benefit cost	$133	$129	$266	$258

There were no contributions to the pension plans during the six months ended June 30, 2020 and 2019.

12.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$118,288	$118,288	$—	(a)
	$118,288	$118,288	$—
Financial liabilities
Interest rate derivatives	$278	$—	$278	(a)
Foreign exchange derivatives	40	—	40	(a)
	$318	$—	$318

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$276,654	$276,654	$—	(a)
	$276,654	$276,654	$—
Financial liabilities
Interest rate derivatives	$986	$—	$986	(a)
Foreign exchange derivatives	127	—	127	(a)
	$1,113	$—	$1,113

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $118.3 million and $276.7 million invested in money market funds as of June 30, 2020 and December 31, 2019, respectively, we had $20.5 million and $19.7 million of cash invested in bank accounts as of June 30, 2020 and December 31, 2019, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $9.7 million and $15.2 million at June 30, 2020 and December 31, 2019, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2020 and December 31, 2019, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. The aggregate notional amount of the outstanding interest rate derivative instruments was $370.5 million as of June 30, 2020. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive loss, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the first quarter report, as there were triggering events for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the three or six months ended June 30, 2020 and 2019.

	June 30, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$ 454,977	$ 454,977	$ 262,000	(a)

	$ 454,977	$ 454,977	$ 262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value. We estimate the fair values of our reporting units by considering our market capitalization and other judgments. There was no goodwill impairment recorded for the three months ended June 30, 2020. Impairment recorded for goodwill for the six months ended June 30, 2020 was $262.0 million.  There was no impairment recorded for the six months ended June 30, 2019.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2020 and December 31, 2019. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$353,680	$332,459	$361,294	$360,391
$306,000 Senior secured notes	296,747	$283,393	295,893	301,441

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2020 and December 31, 2019. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2020. Under the guarantee, we believe the maximum future payments to approximate $13.1 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.4 million and $2.5 million of performance-related surety bonds for our operating activities as of June 30, 2020 and December 31, 2019, respectively. An aggregate of $19.7 million and $23.7 million of letters of credit existed at June 30, 2020 and December 31, 2019, respectively, of which $0.7 million backed the aforementioned performance-related surety bonds as of June 30, 2020 and December 31, 2019.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of June 30, 2020 and December 31, 2019.

14.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(38,168)	$(40,613)	$(384,141)	$(157,975)
Denominator
Weighted average shares outstanding
Basic	125,458,566	124,147,961	125,073,770	123,974,266
Diluted	125,458,566	124,147,961	125,073,770	123,974,266
Net loss per share attributable to common stockholders
Basic	$(0.30)	$(0.33)	$(3.07)	$(1.27)
Diluted	$(0.30)	$(0.33)	$(3.07)	$(1.27)

As we incurred a net loss in the three and six month periods ended June 30, 2020 and 2019, presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	2,313,612	3,128,926	2,313,612	3,128,926
Restricted stock units	4,569,914	4,113,655	3,631,697	3,454,860

15.	Segment Reporting

As of June 30, 2020, we had two reportable segments (Education and HMH Books & Media). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

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

	Three Months Ended June 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2020
Net sales	$216,063	$35,153	$—
Segment Adjusted EBITDA	44,380	254	(8,766)
2019
Net sales	$349,801	$39,095	$—
Segment Adjusted EBITDA	56,456	(211)	(8,959)

	Six Months Ended June 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2020
Net sales	$367,648	$73,493	$—
Segment Adjusted EBITDA	39,515	(426)	(20,608)
2019
Net sales	$503,645	$79,886	$—
Segment Adjusted EBITDA	35,491	3,958	(18,669)

The following table disaggregates our net sales by major source:

	Three Months Ended June 30, 2020
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$118,816	$—	$118,816
Extensions (2)	97,247	—	97,247
HMH Books & Media products	—	35,153	35,153
Net sales	$216,063	$35,153	$251,216

	Six Months Ended June 30, 2020
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$184,049	$—	$184,049
Extensions (2)	183,599	—	183,599
HMH Books & Media products	—	73,493	73,493
Net sales	$367,648	$73,493	$441,141

	Three Months Ended June 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$168,042	$—	$168,042
Extensions (2)	181,759	—	181,759
HMH Books & Media products	—	39,095	39,095
Net sales	$349,801	$39,095	$388,896

	Six Months Ended June 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$220,036	$—	$220,036
Extensions (2)	283,609	—	283,609
HMH Books & Media products	—	79,886	79,886
Net sales	$503,645	$79,886	$583,531

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Total Adjusted EBITDA	$35,868	$47,286	$18,481	$20,780
Interest expense	(17,482)	(11,963)	(34,265)	(23,545)
Interest income	75	97	841	1,189
Depreciation expense	(12,961)	(16,865)	(25,450)	(33,044)
Amortization expense – film asset	(156)	(1,760)	(156)	(6,772)
Amortization expense	(42,739)	(48,622)	(85,475)	(95,833)
Non-cash charges – goodwill impairment	—	—	(262,000)	—
Non-cash charges – stock-compensation	(2,163)	(3,708)	(5,639)	(7,259)
Non-cash charges – loss on derivative instruments	120	16	(260)	(434)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	—	(261)	(27)	(548)
Restructuring/severance and other charges	—	(4,430)	—	(5,651)
Loss before taxes	(39,438)	(40,210)	(393,950)	(151,117)
Provision (benefit) for income taxes	(1,270)	403	(9,809)	6,858
Net loss	$(38,168)	$(40,613)	$(384,141)	$(157,975)

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

Recent Developments

COVID-19

Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters. As we proceeded through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, schools began to close in response to federal, state and local social distancing directives resulting in a decline in net sales and sales orders in the second half of March 2020. We have implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 outbreak. We also have taken actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow in 2020, while working proactively with schools to support them through this period of disruption with virtual learning resources.

Actions taken to address COVID-19 and in addition to the Strategic Transformation initiatives announced in the fourth quarter of 2019 include: (1) director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020; (2) a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies; (3) reduced inventory purchasing; (4) temporary closures of warehousing and distribution centers from late March through early April; (5) deferral of long-term capital projects not directly contributing to billings in 2020 and (6) borrowing $150 million from our asset-backed credit facility as a pre-emptive measure to mitigate against capital market disruptions.  Further, we elected to defer the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Although the majority of the HMH workforce is continuing to work remotely, our temporary warehouse closures ended in April 2020. The four-day work week furlough program along with director, executive, and senior leadership salary reductions that we announced in March 2020 ended by the end of July. We also repaid $50.0 million of our asset-backed credit facility at the end of June and repaid the remaining outstanding $100.0 million during July and currently have no drawn balance on our asset-backed credit facility.

Given the COVID-19-related school closings mandated by states and districts nationwide, our Education business will continue to be impacted, and significant uncertainty is likely to persist in the marketplace. Additionally, our HMH Books & Media business will be impacted as many states enforce temporary shut downs of non-essential businesses and changes in consumer spending habits are likely to occur. As a result, we withdrew our 2020 full-year financial guidance and 3-year outlook, issued in conjunction with our fourth quarter 2019 earnings on February 27, 2020 and the continued uncertainty prevents us from providing full year guidance at this time.

We are continuing to assess our cost structure amid the COVID-19 pandemic and in line with our Strategic Transformation Plan, mentioned hereafter, to ensure our cost structure is aligned to our net sales and long-term strategy. As part of this effort, on August 6, 2020, we commenced a voluntary early retirement incentive program which is being offered to all U. S. based employees who are at least 55 years of age and have at least five years of service with the Company. We estimate that there are 625 employees, or approximately 18% of our employee base, who are eligible to participate in this program. Under the program, employees who are close to retirement may accelerate their retirement in exchange for separation payments in accordance with our severance policy and other modest incentives. This action is aligned with our Strategic Transformation Plan launched in the fourth quarter of 2019 to streamline the cost structure of the Company. We are unable to estimate the participation rate or cost of the program, which is scheduled to conclude during the third quarter of 2020, at this time. All of the charges incurred by the Company in connection with this program will result in future cash expenditures by the Company.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2019 legislative session appropriated funds for purchases in 2019 and 2020. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state.

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

In the HMH Books & Media segment, annual results can be driven by bestselling trade titles. Furthermore, backlist titles can experience resurgence in sales when made into films or series. In past years, a number of our backlist titles such as The Hobbit, The Lord of the Rings, Life of Pi, The Handmaid’s Tale, The Polar Express, and The Giver have benefited in popularity due to movie or series releases and have subsequently resulted in increased trade sales.

We employ several pricing models to serve various customer segments, including institutions, government agencies, consumers and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

•	Pay-up-front: Customer makes a fixed payment at time of purchase and we provide a specific product/service in return; and
•

Pre-pay Subscription: Customer makes a one-time payment at time of purchase, but receives a stream of goods/services over a defined time horizon; for example, we currently provide customers the option to purchase a multi-year subscription to textbooks where for a one-time charge, a new copy of the work text is delivered to the customer each year for a defined time period. Pre-pay subscriptions to online textbooks are another example where the customer receives access to an online book for a specific period of time.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $10.6 million for the six months ended June 30, 2020) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the six months ended June 30, 2020 was $12.5 million.

Interest expense

Our interest expense includes interest accrued on our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, for 2019 only, our previous $800.0 million term loan credit facility (“previous term loan facility”) along with, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the six months ended June 30, 2020 was $34.3 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020	2019
Net sales	$251,216	$388,896	$(137,680)	(35.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	124,360	190,831	(66,471)	(34.8)%
Publishing rights amortization	4,709	6,271	(1,562)	(24.9)%
Pre-publication amortization	31,758	35,739	(3,981)	(11.1)%
Cost of sales	160,827	232,841	(72,014)	(30.9)%
Selling and administrative	106,329	175,266	(68,937)	(39.3)%
Other intangible assets amortization	6,272	6,612	(340)	(5.1)%
Restructuring/severance and other charges	—	4,430	(4,430)	NM
Operating loss	(22,212)	(30,253)	8,041	26.6%
Other income (expense):
Retirement benefits non-service income	61	42	19	45.2%
Interest expense	(17,482)	(11,963)	(5,519)	(46.1)%
Interest income	75	97	(22)	(22.7)%
Change in fair value of derivative instruments	120	16	104	NM
Income from transition services agreement	—	1,851	(1,851)	NM
Loss before taxes	(39,438)	(40,210)	772	1.9%
Income tax (benefit) expense	(1,270)	403	(1,673)	NM
Net loss	$(38,168)	$(40,613)	$2,445	6.0%

NM = not meaningful

Net sales for the three months ended June 30, 2020 decreased $137.7 million, or 35.4%, from $388.9 million in 2019 to $251.2 million. The net sales decrease was driven by a $133.7 million decrease in our Education segment, coupled with a $3.9 million decrease in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $85.0 million from $182.0 million in 2019 to $97.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s LLI Leveled Literacy, Fountas & Pinnell Classroom and Calkins products along with reduced professional services due primarily to school closures resulting from the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $49.0 million from $168.0 million in 2019 to $119.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA along with school closures resulting from the COVID-19 pandemic. Within our HMH Books & Media segment, the decrease in net sales was primarily due to lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 crisis and the corresponding delay in releases of new frontlist titles.

Operating loss for the three months ended June 30, 2020 favorably changed from a loss of $30.3 million in 2019 to a loss of $22.2 million, due primarily to the following:

•

A $68.9 million decrease in selling and administrative expenses, primarily due to lower labor costs of $28.0 million, due to cost savings associated with our employee furlough initiative in response to the COVID-19 pandemic and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring. Also, there was a decrease of $22.0 million of variable expenses such as transportation and commissions due to lower billings, which decreased $192.0 million from the second quarter of 2019. Further, there were lower discretionary costs of $12.0 million related to travel and expense reduction measures along with lower depreciation expense and equity compensation of $6.0 million,

•

A $66.5 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $190.8 million in 2019 to $128.4 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, was essentially flat year over year,

•

A $5.9 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization,

•	A $4.4 million decrease in costs associated with our restructuring/severance and other charges in the second quarter of 2019 that did not repeat, and
•	Substantially offset by a $137.7 million decrease in net sales.

Interest expense for the three months ended June 30, 2020 increased $5.5 million from $12.0 million in 2019 to $17.5 million, primarily due to our debt refinancing during the fourth quarter of 2019 in which the previous term loan facility was replaced with the term loan facility and the notes with higher interest rates (the “2019 Refinancing”). Further, there was an increase of $1.5 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended June 30, 2020 slightly decreased due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended June 30, 2020, favorably changed by a small amount.

Income from transition services agreement for the three months ended June 30, 2019 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside clinical and standardized testing business (“Riverside Business”) pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the three months ended June 30, 2020 increased $1.7 million, from an expense of $0.4 million in 2019, to a benefit of $1.3 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.6)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020	2019
Net sales	$441,141	$583,531	$(142,390)	(24.4)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	214,372	286,886	(72,514)	(25.3)%
Publishing rights amortization	10,534	13,876	(3,342)	(24.1)%
Pre-publication amortization	62,396	68,821	(6,425)	(9.3)%
Cost of sales	287,302	369,583	(82,281)	(22.3)%
Selling and administrative	239,682	327,249	(87,567)	(26.8)%
Impairment charge for goodwill	262,000	—	262,000	NM
Other intangible assets amortization	12,545	13,136	(591)	(4.5)%
Restructuring/severance and other charges	—	5,651	(5,651)	NM
Operating loss	(360,388)	(132,088)	(228,300)	NM
Other income (expense):
Retirement benefits non-service income	122	84	38	45.2%
Interest expense	(34,265)	(23,545)	(10,720)	(45.5)%
Interest income	841	1,189	(348)	(29.3)%
Change in fair value of derivative instruments	(260)	(434)	174	40.1%
Income from transition services agreement	—	3,677	(3,677)	NM
Loss before taxes	(393,950)	(151,117)	(242,833)	NM
Income tax (benefit) expense	(9,809)	6,858	(16,667)	NM
Net loss	$(384,141)	$(157,975)	$(226,166)	NM

NM = not meaningful

Net sales for the six months ended June 30, 2020 decreased $142.4 million, or 24.4%, from $583.5 million in 2019 to $441.1 million. The net sales decrease was driven by a $136.0 million decrease in our Education segment, coupled with a $6.4 million decrease in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $100.0 million from $284.0 million in 2019 to $184.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s LLI Leveled Literacy, Fountas & Pinnell Classroom and Calkins products along with professional services due primarily to school closures resulting from the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $36.0 million from $220.0 million in 2019 to $184.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA along with school closures from the COVID-19 pandemic. Within our HMH Books & Media segment, the decrease in net sales was primarily due to 2019 licensing revenue attributed to the Carmen Sandiego series on Netflix, which did not repeat in the first half of 2020 but is expected later in the year. Further, there were lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 crisis and the corresponding delay in releases of new frontlist titles. Partially offsetting the aforementioned was an increase in net sales of the Little Blue Truck series and strong net sales of the frontlist titles Chosen Ones and Defined Dish.

Operating loss for the six months ended June 30, 2020 unfavorably changed from a loss of $132.1 million in 2019 to a loss of $360.4 million, due primarily to the following:

•

An impairment charge for goodwill during the first quarter of 2020 of $262.0 million. This non-cash impairment is a direct result of the adverse impact that the COVID-19 pandemic has had on the Company,

•	A $142.4 million decrease in net sales,
•

Partially offset by a $87.6 million decrease in selling and administrative expenses, primarily due to lower labor costs of $34.0 million, due to cost savings associated with our employee furlough initiative, which began in April and ceased at the end of July, in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring. Also, there was a decrease of $27.0 million of variable expenses such as transportation and commissions due to lower billings, which decreased $216.0 million from 2019. Further, there were lower discretionary costs of $16.0 million primarily related to travel and expense reduction measures along with lower depreciation expense of $7.0 million,

•

A $72.5 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $286.9 million in 2019 to $214.4 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, was essentially flat year over year,

•

A $10.4 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, and

•	A $5.7 million decrease in costs associated with our restructuring/severance and other charges in 2019 that did not repeat.

Interest expense for the six months ended June 30, 2020 increased $10.7 million from $23.5 million in 2019 to $34.3 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.3 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the six months ended June 30, 2020 decreased $0.3 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the six months ended June 30, 2020, favorably changed by a small amount.

Income from transition services agreement for the six months ended June 30, 2019 was $3.7 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the six months ended June 30, 2020 increased $16.7 million, from an expense of $6.9 million in 2019, to a benefit of $9.8 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.6)%. For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

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

Below is a reconciliation of our net loss to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(38,168)	$(40,613)	$(384,141)	$(157,975)
Interest expense	17,482	11,963	34,265	23,545
Interest income	(75)	(97)	(841)	(1,189)
Provision (benefit) for income taxes	(1,270)	403	(9,809)	6,858
Depreciation expense	12,961	16,865	25,450	33,044
Amortization expense – film asset	156	1,760	156	6,772
Amortization expense	42,739	48,622	85,475	95,833
Non-cash charges – goodwill impairment	—	—	262,000	—
Non-cash charges – stock compensation	2,163	3,708	5,639	7,259
Non-cash charges – loss on derivative instruments	(120)	(16)	260	434
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	—	261	27	548
Restructuring/severance and other charges	—	4,430	—	5,651
Adjusted EBITDA	$35,868	$47,286	$18,481	$20,780

Segment Operating Results

Results of Operations – Comparing Three Months Ended June 30, 2020 and 2019

Education

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$216,063	$349,801	$(133,738)	(38.2)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	99,995	163,664	(63,669)	(38.9)%
Publishing rights amortization	3,431	4,821	(1,390)	(28.8)%
Pre-publication amortization	31,693	35,634	(3,941)	(11.1)%
Cost of sales	135,119	204,119	(69,000)	(33.8)%
Selling and administrative	80,965	142,072	(61,107)	(43.0)%
Other intangible asset amortization	5,737	5,106	631	12.4%
Operating loss	(5,758)	(1,496)	(4,262)	NM
Net loss	$(5,758)	$(1,496)	$(4,262)	NM
Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$9,278	$12,391	$(3,113)	(25.1)%
Amortization expense	40,860	45,561	(4,701)	(10.3)%
Education segment Adjusted EBITDA	$44,380	$56,456	$(12,076)	(21.4)%

NM = not meaningful

Our Education segment net sales for the three months ended June 30, 2020 decreased $133.7 million, or 38.2%, from $349.8 million in 2019 to $216.1 million. The net sales decrease was due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $85.0 million from $182.0 million in 2019 to $97.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s LLI Leveled Literacy, Fountas & Pinnell Classroom and Calkins products along with professional services due primarily to school closures resulting from the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $49.0 million from $168.0 million in 2019 to $119.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA along with school closures from the COVID-19 crisis.

Our Education segment cost of sales for the three months ended June 30, 2020 decreased $69.0 million, or 33.8%, from $204.1 million in 2019 to $135.1 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $63.7 million from $163.7 million in 2019 to $100.0 million, due to the decline in net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, was essentially flat year over year. Pre-publication amortization decreased by $3.9 million from 2019 primarily due to the timing and large amount of 2019 major product releases, and publishing rights amortization decreased $1.4 million attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended June 30, 2020 decreased $61.1 million, or 43.0%, from $142.1 million in 2019 to $81.0 million. The decrease was driven by lower labor costs due to savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring.  Further, there were lower variable expenses such as samples, transportation, depository fees and commissions attributed to lower billings from the prior year. Discretionary spending was also lower due to travel reductions and cost reductions throughout the company.

Our Education segment other intangible asset amortization expense for the three months ended June 30, 2020 increased $0.6 million from 2019.

Our Education segment Adjusted EBITDA for the three months ended June 30, 2020 decreased $12.1 million, from $56.5 million in 2019 to $44.4 million. Our Education segment Adjusted EBITDA excludes depreciation and amortization. The change is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$35,153	$39,095	$(3,942)	(10.1)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	24,365	27,167	(2,802)	(10.3)%
Publishing rights amortization	1,278	1,450	(172)	(11.9)%
Pre-publication amortization	65	105	(40)	(38.1)%
Cost of sales	25,708	28,722	(3,014)	(10.5)%
Selling and administrative	10,709	14,287	(3,578)	(25.0)%
Other intangible asset amortization	535	1,506	(971)	(64.5)%
Operating loss	(1,799)	(5,420)	3,621	66.8%
Net loss	$(1,799)	$(5,420)	$3,621	66.8%
Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$18	$388	$(370)	(95.4)%
Amortization expense film asset	156	1,760	(1,604)	NM
Amortization expense	1,879	3,061	(1,182)	(38.6)%
HMH Books & Media segment Adjusted EBITDA	$254	$(211)	$465	NM

NM = not meaningful

Our HMH Books & Media segment net sales for the three months ended June 30, 2020 decreased $3.9 million, or 10.1%, from $39.1 million in 2019 to $35.2 million. The decrease in net sales was primarily due to lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 crisis and the corresponding delay in releases of new frontlist titles.

Our HMH Books & Media segment cost of sales for the three months ended June 30, 2020 decreased $3.0 million, or 10.5%, from $28.7 million in 2019 to $25.7 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $2.8 million of which $1.6 million was related to a reduction in the film asset amortization, and due to volume.

Our HMH Books & Media segment selling and administrative expense for the three months ended June 30, 2020 decreased $3.6 million from $14.3 million in 2019 to $10.7 million. The decrease was due to lower discretionary spending and labor savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring.

Our HMH Books & Media segment other intangible asset amortization expense for the three months ended June 30, 2020 decreased $1.0 million from 2019, due to certain definite-lived intangible assets being fully depreciated in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the three months ended June 30, 2020 changed favorably from a loss of $0.2 million in 2019 to $0.3 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Three Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	14,655	18,907	(4,252)	(22.5)%
Restructuring/severance and other charges	—	4,430	(4,430)	NM
Operating loss	(14,655)	(23,337)	8,682	37.2%
Retirement benefits non-service income	61	42	19	45.2%
Interest expense	(17,482)	(11,963)	(5,519)	(46.1)%
Interest income	75	97	(22)	(22.7)%
Change in fair value of derivative instruments	120	16	104	NM
Income from transition services agreement	—	1,851	(1,851)	NM
Net loss before taxes	(31,881)	(33,294)	1,413	4.2%
Income tax (benefit) expense	(1,270)	403	(1,673)	NM
Net loss	$(30,611)	$(33,697)	$3,086	9.2%
Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$17,482	$11,963	$5,519	46.1%
Interest income	(75)	(97)	22	22.7%
Provision (benefit) for income taxes	(1,270)	403	(1,673)	NM
Depreciation expense	3,665	4,086	(421)	(10.3)%
Non-cash charges – gain on derivative instruments	(120)	(16)	(104)	NM
Non-cash charges – stock compensation	2,163	3,708	(1,545)	(41.7)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	—	261	(261)	NM
Restructuring/severance and other charges	—	4,430	(4,430)	NM
Corporate and Other Adjusted EBITDA	$(8,766)	$(8,959)	$193	2.2%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended June 30, 2020 decreased $4.3 million from $18.9 million in 2019 to $14.7 million, primarily attributed to cost savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring.  Additionally, selling and administrative expenses were lower due to lower stock compensation charges and depreciation.

Our restructuring/severance and other charges for the three months ended June 30, 2020 decreased by $4.4 million due to severance costs in the second quarter of 2019 that did not repeat.

Interest expense for the three months ended June 30, 2020 increased $5.5 million from $12.0 million in 2019 to $17.5 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $1.5 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended June 30, 2020 slightly decreased due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended June 30, 2020, favorably changed by a small amount.

Income from transition services agreement for the three months ended June 30, 2019 was $1.9 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the three months ended June 30, 2020 favorably changed by $1.7 million, from an expense of $0.4 million in 2019, to a benefit of $1.3 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.6)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended June 30, 2020 favorably changed $0.2 million, or 2.2%, from a loss of $9.0 million in 2019 to a loss of $8.8 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, and costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations – Comparing Six Months Ended June 30, 2020 and 2019

Education

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$367,648	$503,645	$(135,997)	(27.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	163,645	230,647	(67,002)	(29.0)%
Publishing rights amortization	7,863	10,863	(3,000)	(27.6)%
Pre-publication amortization	62,282	68,603	(6,321)	(9.2)%
Cost of sales	233,790	310,113	(76,323)	(24.6)%
Selling and administrative	182,649	261,474	(78,825)	(30.1)%
Impairment charge for goodwill	262,000	—	262,000	NM
Other intangible asset amortization	11,474	10,124	1,350	13.3%
Operating loss	(322,265)	(78,066)	(244,199)	NM
Net loss	$(322,265)	$(78,066)	$(244,199)	NM
Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$18,162	$23,967	$(5,805)	(24.2)%
Amortization expense	81,618	89,590	(7,972)	(8.9)%
Impairment charge for goodwill	262,000	0	262,000	NM
Education segment Adjusted EBITDA	$39,515	$35,491	$4,024	11.3%

NM = not meaningful

Our Education segment net sales for the six months ended June 30, 2020 decreased $136.0 million, or 27.0%, from $503.6 million in 2019 to $367.6 million. The net sales decrease was due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $100.0 million from $284.0 million in 2019 to $184.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s LLI Leveled Literacy, Fountas & Pinnell Classroom and Calkins products along with professional services due primarily to school closures resulting from the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $36.0 million from $220.0 million in 2019 to $184.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA along with school closures from the COVID-19 crisis.

Our Education segment cost of sales for the six months ended June 30, 2020 decreased $76.3 million, or 24.6%, from $310.1 million in 2019 to $233.8 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $67.0 million from $230.6 million in 2019 to $163.6 million, due to the decline in net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased from 45.8% to 44.5% due to product mix. Pre-publication amortization decreased by $6.3 million from 2019 primarily due to the timing and large amount of 2019 major product releases, and $3.0 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the six months ended June 30, 2020 decreased $78.8 million, or 30.1%, from $261.5 million in 2019 to $182.6 million. The decrease was driven by lower labor costs primarily attributed to cost savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring. Further, lower variable expenses such as samples, transportation, depository fees and commissions attributed to lower billings from the prior year and discretionary spending is lower due to travel reductions and cost reductions throughout the company.

Our Education segment other intangible asset amortization expense for the six months ended June 30, 2020 decreased $1.4 million from 2019.

Our Education segment impairment charge for goodwill for the six months ended June 30, 2020 was $262.0 million. This non-cash impairment is a direct result of the adverse impact that COVID-19 has had on the Company.

Our Education segment Adjusted EBITDA for the six months ended June 30, 2020 increased $4.0 million, from $35.5 million in 2019 to $39.5 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and goodwill impairment charges. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$73,493	$79,886	$(6,393)	(8.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	50,727	56,239	(5,512)	(9.8)%
Publishing rights amortization	2,671	3,013	(342)	(11.4)%
Pre-publication amortization	114	218	(104)	(47.7)%
Cost of sales	53,512	59,470	(5,958)	(10.0)%
Selling and administrative	23,538	27,321	(3,783)	(13.8)%
Other intangible asset amortization	1,071	3,012	(1,941)	(64.4)%
Operating loss	(4,628)	(9,917)	5,289	53.3%
Net loss	$(4,628)	$(9,917)	$5,289	53.3%
Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$189	$860	$(671)	(78.0)%
Amortization expense film asset	156	6,772	(6,616)	(97.7)%
Amortization expense	3,857	6,243	(2,386)	(38.2)%
HMH Books & Media segment Adjusted EBITDA	$(426)	$3,958	$(4,384)	NM

NM = not meaningful

Our HMH Books & Media segment net sales for the six months ended June 30, 2020 decreased $6.4 million, or 8.0%, from $79.9 million in 2019 to $73.5 million. The decrease in net sales was primarily due to 2019 licensing revenue of $5.7 million attributed to the Carmen Sandiego series on Netflix, which did not repeat in the first half 2020 but is expected later in the year. Further, there were lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 crisis and the corresponding delay in releases of new frontlist titles. Partially offsetting the aforementioned was an increase in net sales of the Little Blue Truck series and strong net sales of the frontlist titles Chosen Ones and Defined Dish.

Our HMH Books & Media segment cost of sales for the six months ended June 30, 2020 decreased $6.0 million, or 10.0%, from $59.5 million in 2019 to $53.5 million. The majority of the decrease was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which decreased $5.5 million due to lower film asset amortization from the Carmen Sandiego series. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, decreased to 69.0% from 70.4%.

Our HMH Books & Media segment selling and administrative expense for the six months ended June 30, 2020 decreased $3.8 million from $27.3 million in 2019 to $23.5 million. The decrease was due to labor savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan.

Our HMH Books & Media segment other intangible asset amortization expense for the six months ended June 30, 2020 decreased $1.9 million from 2019, due to certain definite-lived intangible assets being fully depreciated in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the six months ended June 30, 2020 changed unfavorably from $4.0 million in 2019 to a loss of $0.4 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Six Months Ended June 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	33,495	38,454	(4,959)	(12.9)%
Restructuring/severance and other charges	—	5,651	(5,651)	NM
Operating loss	(33,495)	(44,105)	10,610	24.1%
Retirement benefits non-service income	122	84	38	45.2%
Interest expense	(34,265)	(23,545)	(10,720)	(45.5)%
Interest income	841	1,189	(348)	(29.3)%
Change in fair value of derivative instruments	(260)	(434)	174	40.1%
Income from transition services agreement	—	3,677	(3,677)	NM
Net loss before taxes	(67,057)	(63,134)	(3,923)	(6.2)%
Income tax (benefit) expense	(9,809)	6,858	(16,667)	NM
Net loss	$(57,248)	$(69,992)	$12,744	18.2%
Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$34,265	$23,545	$10,720	45.5%
Interest income	(841)	(1,189)	348	29.3%
Provision (benefit) for income taxes	(9,809)	6,858	(16,667)	NM
Depreciation expense	7,099	8,217	(1,118)	(13.6)%
Non-cash charges loss on derivative instruments	260	434	(174)	(40.1)%
Non-cash charges – stock compensation	5,639	7,259	(1,620)	(22.3)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	27	548	(521)	(95.1)%
Severance, separation costs and facility closures	—	5,651	(5,651)	NM
Corporate and Other Adjusted EBITDA	$(20,608)	$(18,669)	$(1,939)	(10.4)%

NM = not meaningful

Our selling and administrative expense for the Corporate and Other category for the six months ended June 30, 2020 decreased $5.0 million from $38.5 million in 2019 to $33.5 million, primarily attributed to labor savings associated with our employee furlough initiative in response to COVID-19 and to a lesser extent the 2019 Restructuring Plan and a freeze on hiring. Additionally, selling and administrative expenses were lower due to lower stock compensation charges and depreciation.

Our restructuring/severance and other charges for the six months ended June 30, 2020 decreased by $5.6 million due to severance costs in 2019 that did not repeat.

Interest expense for the six months ended June 30, 2020 increased $10.7 million from $23.5 million in 2019 to $34.3 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.3 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the six months ended June 30, 2020 decreased $0.3 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the six months ended June 30, 2020, favorably changed by a small amount.

Income from transition services agreement for the six months ended June 30, 2019 was $3.7 million and was related to transition service fees under the transition services agreement with the purchaser of the Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the six months ended June 30, 2020 increased $16.7 million, from an expense of $6.9 million in 2019, to a benefit of $9.8 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.6)%.  For 2019, our effective annual tax rate exclusive of discrete items was (4.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the six months ended June 30, 2020 unfavorably changed $1.9 million, or 10.4%, from a loss of $18.7 million in 2019 to a loss of $20.6 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, severance and facility vacant space costs. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Approximately 87% of our net sales for the year ended December 31, 2019 were derived from our Education segment, which is a markedly seasonal business. Schools typically conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 67% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Liquidity and Capital Resources

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$138,824	$296,353
Current portion of long-term debt	19,000	19,000
Long-term debt, net of discount and issuance costs	631,427	638,187
Revolving credit facility	100,000	—
Borrowing availability under revolving credit facility	109,007	161,961

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(189,276)	$(265,925)
Net cash used in investing activities	(59,208)	(29,396)
Net cash provided by financing activities	90,955	57,070

Operating activities

Net cash used in operating activities was $189.3 million for the six months ended June 30, 2020, a $76.6 million decrease from the $265.9 million of net cash used in operating activities for the six months ended June 30, 2019. The decrease in cash used in operating activities was primarily driven by favorable changes in net operating assets and liabilities of $85.3 million primarily due to favorable period over period changes in accounts receivable of $139.7 million due to continued collections from greater billings in 2019, favorable period over period inventory changes of $59.4 million, an increase in interest payable of $6.6 million due to a change in timing of payments resulting from the debt refinancing during the fourth quarter of 2019, an increase in net other assets and liabilities of $5.9 million and operating lease liabilities of $2.9 million, offset by unfavorable changes in deferred revenue of $74.2 million related to greater billings in 2019, accounts payable of $33.5 million related to timing of disbursements, royalties of $12.9 million, and severance and other charges of $8.6 million due to payments on actions taken during the fourth quarter of 2019.  Additionally, operating profit, net of non-cash items, decreased by $8.7 million.

Investing activities

Net cash used in investing activities was $59.2 million for the six months ended June 30, 2020, an increase of $29.8 million from the six months ended June 30, 2019.  The increase in cash used in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $50.0 million compared to 2019, offset by lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $14.8 million, and by the acquisition of a business for $5.4 million in 2019.

Financing activities

Net cash provided by financing activities was $91.0 million for the six months ended June 30, 2020, an increase of $33.9 million from the six months ended June 30, 2019. The increase in cash provided by financing activities was primarily due to a period over period increase in net proceeds from our revolving credit facility of $40.0 million, offset by an increase in principal payments on our term loan of $5.5 million in 2020.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.  As of June 30, 2020, we had $306.0 million ($296.7 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of June 30, 2020, we had $370.5 million ($353.7 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of June 30, 2020, the interest rate on the term loan facility was 7.25%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of June 30, 2020, there was $100.0 million drawn on the revolving credit facility. As of June 30, 2020, we had approximately $19.7 million of outstanding letters of credit and approximately $109.0 million of borrowing availability under the revolving credit facility. As of August 6, 2020, no amounts remained outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2020, due to our level of borrowing availability.

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

General

We had $138.8 million of cash and cash equivalents and no short-term investments at June 30, 2020. We had $296.4 million of cash and cash equivalents and no short-term investments at December 31, 2019.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that businesses will reopen for selling and school districts will continue to resume purchasing and most or all will become operational, either in-person, fully remote or hybrid, during the third quarter of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include, but are not limited to, additional expense reductions, asset sales, and capital raising activities.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended June 30, 2020 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Covenant Compliance

As of June 30, 2020, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

Recently Issued Accounting Pronouncements

See Note 4 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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

As of June 30, 2020, we had $370.5 million ($353.7 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $3.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of June 30, 2020, there was $100.0 million outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges, and for which we had $370.5 million outstanding as of June 30, 2020. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2020 and December 31, 2019. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2020 our disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the ongoing COVID-19 pandemic which have had, and are likely to continue to have, material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results have been negatively impacted by health epidemics, pandemics and similar outbreaks. In particular, the current COVID-19 pandemic has had, and is likely to continue to have, negative impacts on our business, including causing significant volatility in demand for our products, our ability to service our customers, changes in consumer behavior and preference, disruptions in our supply chain operations and warehousing operations, limitations on our employees’ ability to work and travel, adverse impacts on third parties upon which we rely, our ability to satisfy our debt and other obligations, our liquidity, declines in state revenues and related impacts on educational budgets, and significant changes in the economic or political conditions in markets in which we operate, both near-term and potentially long-term. Moreover, as we approach the traditional fall return to school season, significant uncertainties exist regarding the format and other safety procedures schools plan to follow when they reopen. The decisions various schools make regarding whether to reopen this fall for in-person and/or remote learning will impact demand for our products and services in ways that we cannot predict at this time, and may be challenging for us to respond to. Despite our efforts to manage these risks, their ultimate impact will depend on factors beyond our knowledge or control, including the duration and severity of the current pandemic and actions taken to contain its spread and mitigate its public health effects.

Item 6. Exhibits

Exhibit No.	Description

10.1†

Letter Agreement Relating to Temporary Salary Reduction dated April 2, 2020 between Houghton Mifflin Harcourt Company and John J. Lynch, Jr. (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 7, 2020 (File No. 001-36166)).

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

Houghton Mifflin Harcourt Company (Registrant)

August 6, 2020	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 6, 2020	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)