Form 10-Q
period 2020-09-30
Houghton Mifflin Harcourt Co
filed 2020-11-05
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock, par value $0.01 per share, outstanding as of November 2, 2020 was 125,850,114.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to: the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools, including uncertainties regarding the format (in-person, fully remote or hybrid) and other safety procedures schools may follow at various points during the school year; changes in state and local education funding and/or related programs, legislation and procurement processes; changes in state academic standards; industry cycles and trends; the rate and state of technological change; state requirements related to digital instructional materials; changes in product distribution channels and concentration of retailer power; changes in our competitive environment, including free and low cost open educational resources; periods of operating and net losses; our ability to enforce our intellectual property and proprietary rights; risks based on information technology systems and potential breaches of those systems; dependence on a small number of print and paper vendors; third-party software and technology development; possible defects in digital products; our ability to identify, complete, or achieve the expected benefits of, acquisitions; our ability to execute on our long-term growth strategy; increases in our operating costs; exposure to litigation; contingent liabilities; risks related to our indebtedness; future impairment charges; changes in school district payment practices; a potential increase in the portion of our sales coming from digital sales; risks related to doing business abroad; changes in tax law or interpretation; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives, including our recently announced workforce reduction; our ability to sell the HMH Books & Media business and the terms of any such potential sale; and other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended), including in Part II, Item 1A of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

(in thousands of dollars, except share information)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$271,543	$296,353
Accounts receivable, net of allowances for bad debts and book returns of $19.5 million and $19.7 million, respectively	282,179	184,425
Inventories	175,820	213,059
Prepaid expenses and other assets	23,214	19,257
Total current assets	752,756	713,094
Property, plant, and equipment, net	95,265	100,388
Pre-publication costs, net	222,186	268,197
Royalty advances to authors, net	41,661	44,743
Goodwill	454,977	716,977
Other intangible assets, net	440,111	474,225
Operating lease assets	129,154	132,247
Deferred income taxes	2,520	2,520
Deferred commissions	32,972	29,291
Other assets	34,726	31,490
Total assets	$2,206,328	$2,513,172
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19,000	$19,000
Accounts payable	71,512	52,128
Royalties payable	52,339	72,985
Salaries, wages, and commissions payable	37,009	54,938
Deferred revenue	356,823	305,285
Interest payable	3,981	3,826
Severance and other charges	34,901	12,407
Accrued postretirement benefits	1,571	1,571
Operating lease liabilities	9,339	8,685
Other liabilities	26,383	24,325
Total current liabilities	612,858	555,150
Long-term debt, net of discount and issuance costs	628,066	638,187
Operating lease liabilities	133,214	134,994
Long-term deferred revenue	596,630	542,821
Accrued pension benefits	19,316	23,648
Accrued postretirement benefits	13,911	15,113
Deferred income taxes	18,787	30,871
Other liabilities	3,502	6,028
Total liabilities	2,026,284	1,946,812
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 150,427,148 and 148,928,328 shares issued at September 30, 2020 and December 31, 2019, respectively; 125,850,114 and 124,351,294 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,504	1,489
Treasury stock, 24,577,034 shares as of September 30, 2020 and December 31, 2019, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,915,806	4,906,165
Accumulated deficit	(4,172,685)	(3,775,992)
Accumulated other comprehensive loss	(46,551)	(47,272)
Total stockholders’ equity	180,044	566,360
Total liabilities and stockholders’ equity	$2,206,328	$2,513,172

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2020	2019	2020	2019
Net sales	$386,590	$565,668	$827,731	$1,149,199
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	182,767	246,527	397,139	533,413
Publishing rights amortization	4,761	6,341	15,295	20,217
Pre-publication amortization	31,647	39,319	94,043	108,140
Cost of sales	219,175	292,187	506,477	661,770
Selling and administrative	127,324	188,957	367,006	516,206
Other intangible asset amortization	6,274	6,383	18,819	19,519
Impairment charge for goodwill	—	—	262,000	—
Restructuring/severance and other charges	33,545	270	33,545	5,921
Operating income (loss)	272	77,871	(360,116)	(54,217)
Other income (expense)
Retirement benefits non-service income	61	41	183	125
Interest expense	(16,168)	(11,597)	(50,433)	(35,142)
Interest income	32	509	873	1,698
Change in fair value of derivative instruments	432	(737)	172	(1,171)
Gain on investments	1,738	—	1,738
Income from transition services agreement	—	571	—	4,248
(Loss) income before taxes	(13,633)	66,658	(407,583)	(84,459)
Income tax (benefit) expense	(1,081)	(2,602)	(10,890)	4,256
Net (loss) income	$(12,552)	$69,260	$(396,693)	$(88,715)
Net (loss) income per share attributable to common stockholders
Basic	$(0.10)	$0.56	$(3.17)	$(0.71)
Diluted	$(0.10)	$0.55	$(3.17)	$(0.71)
Weighted average shares outstanding
Basic	125,799,018	124,315,491	125,317,284	124,089,257
Diluted	125,799,018	124,807,488	125,317,284	124,089,257

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2020	2019	2020	2019
Net (loss) income	$(12,552)	$69,260	$(396,693)	$(88,715)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(86)	(351)	(266)	(478)
Unrealized gain on short-term investments, net of tax	—	—	—	9
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	258	(257)	987	(3,661)
Other comprehensive income (loss), net of taxes	172	(608)	721	(4,130)
Comprehensive (loss) income	$(12,380)	$68,652	$(395,972)	$(92,845)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2020	2019
Cash flows from operating activities
Net loss	$(396,693)	$(88,715)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	171,027	201,593
Amortization and impairments of operating lease assets	9,565	12,898
Amortization of debt discount and deferred financing costs	4,504	3,136
Gain on investments	(1,738)	—
Deferred income taxes	(12,084)	2,580
Stock-based compensation expense	8,751	11,094
Impairment charge for goodwill	262,000	—
Change in fair value of derivative instruments	(172)	1,171
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(97,754)	(231,296)
Inventories	37,239	(27,535)
Other assets	(13,374)	(23,649)
Accounts payable and accrued expenses	6,213	37,488
Royalties payable and author advances, net	(17,564)	1,165
Deferred revenue	105,347	241,091
Interest payable	155	11
Severance and other charges	22,494	(464)
Accrued pension and postretirement benefits	(5,532)	(2,761)
Operating lease liabilities	(7,598)	(12,450)
Other liabilities	380	2,015
Net cash provided by operating activities	75,166	127,372
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	50,000
Additions to pre-publication costs	(51,321)	(81,532)
Additions to property, plant, and equipment	(35,275)	(27,350)
Acquisition of business, net of cash acquired	—	(5,447)
Investment in preferred stock	—	(750)
Net cash used in investing activities	(86,596)	(65,079)
Cash flows from financing activities
Borrowings under revolving credit facility	150,000	60,000
Payments of revolving credit facility	(150,000)	(60,000)
Payments of long-term debt	(14,250)	(6,000)
Payments of deferred financing fees	—	(311)
Tax withholding payments related to net share settlements of restricted stock units	(48)	(1,963)
Issuance of common stock under employee stock purchase plan	918	1,027
Net collections under transition services agreement	—	265
Net cash used in financing activities	(13,380)	(6,982)
Net (decrease) increase in cash and cash equivalents	(24,810)	55,311
Cash and cash equivalents at beginning of the period	296,353	253,365
Cash and cash equivalents at end of the period	$271,543	$308,676
Supplemental disclosure of cash flow information
Interest paid	$45,913	$32,264
Income taxes paid	1,848	469
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$2,192	$7,299
Property, plant, and equipment included in accounts payable and accruals	1,648	2,317
Property, plant, and equipment acquired under finance leases	205	366

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(117,362)	—	(117,362)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,550)	(1,550)
Effects of adoption of new lease accounting standard	—	—	—	—	725	—	725
Issuance of common stock for employee purchase plan	78,105	1	—	701	—	—	702
Issuance of common stock for vesting of restricted stock units	444,622	5	—	(5)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,756)	—	—	(1,756)
Stock-based compensation expense	—	—	—	3,442	—	—	3,442
Balance at March 31, 2019	148,687,581	$1,487	$(518,030)	$4,895,556	$(3,679,608)	$(46,734)	$652,671
Net loss	—	—	—	—	(40,613)	—	(40,613)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,972)	(1,972)
Effects of adoption of new lease accounting standard	—	—	—	—	87	—	87
Issuance of common stock for employee purchase plan	—	—	—	1	—	—	1
Issuance of common stock for vesting of restricted stock units	97,845	—	—	—	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	3,604	—	—	3,604
Balance at June 30, 2019	148,785,426	$1,487	$(518,030)	$4,898,988	$(3,720,134)	$(48,706)	$613,605
Net income	—	—	—	—	69,260	—	69,260
Other comprehensive loss, net of tax	—	—	—	—	—	(608)	(608)
Issuance of common stock for employee purchase plan	108,009	1	—	734	—	—	735
Issuance of common stock for vesting of restricted stock units	14,520	1	—	(1)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	3,735	—	—	3,735
Balance at September 30, 2019	148,907,955	$1,489	$(518,030)	$4,903,422	$(3,650,874)	$(49,314)	$686,693
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960
Net loss	—	—	—	—	(38,168)	—	(38,168)
Other comprehensive income, net of tax	—	—	—	—	—	993	993
Issuance of common stock for employee purchase plan	—	—	—	(1)	—	—	(1)
Issuance of common stock for vesting of restricted stock units	149,495	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,101	—	—	2,101
Balance at June 30, 2020	150,132,650	$1,501	$(518,030)	$4,912,270	$(4,160,133)	$(46,723)	$188,885
Net loss	—	—	—	—	(12,552)	—	(12,552)
Other comprehensive income, net of tax	—	—	—	—	—	172	172
Issuance of common stock for employee purchase plan	274,588	3	—	567	—	—	570
Issuance of common stock for vesting of restricted stock units	19,910	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,969	—	—	2,969
Balance at September 30, 2020	150,427,148	$1,504	$(518,030)	$4,915,806	$(4,172,685)	$(46,551)	$180,044

The accompanying notes are an integral part of these consolidated financial statements.

 Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(amounts in tables are in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH estimates that it serves more than 50 million students and three million educators in 150 countries, while its award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, have significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments, as well as observe the impact to state revenues and related educational budgets to ascertain an estimate of the impact; however, the length and severity of the reduction in demand due to the pandemic remains uncertain. Accordingly, we expect that our full year results will be adversely impacted compared to prior years.

While we are planning for a demand recovery, the exact timing and pace of recovery is uncertain given the significant disruption caused by the pandemic on the operations of our customers. Our expense management and liquidity measures may be modified as we obtain additional clarity on the timing of customer demand recovery.

In response to these developments, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have, and will continue to implement cost saving initiatives, including:

•

director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020. The costs associated with ending the furlough program and the salary reductions were subsequently mitigated by the 2020 Restructuring actions discussed below;

•	a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies;
•	executing a voluntary early retirement incentive program in September 2020, as discussed below; and
•	committing to a restructuring program in September 2020 including a reduction in force, as discussed below.

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

2020 Restructuring Plan.

On September 4, 2020, we completed a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year. Each of the employees received or will receive separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our previously disclosed strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force will result in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, is approximately $33.5 million and was recorded during the three months ended September 30, 2020.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover as school districts become, or continue being, fully operational, either in-person, fully remote or hybrid, during the remainder of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include, but are not limited to, additional expense reductions, asset sales, and capital raising activities.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform a fair-value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our fourth quarter 2019 quantitative impairment tests of goodwill and indefinite-lived intangible assets indicated that there was no indication of impairment as the fair value exceeded our carrying value.

During the three months ended March 31, 2020, our stock price declined to historical lows since our 2013 initial public offering. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event. We concluded that quantitative analyses were required to be performed due to the triggering event occurring during the first quarter of 2020.

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. We have previously used a combination of the implied market value method and guideline public company method approach.  The relevant inputs and assumptions used in the valuation of the Education reporting unit include our market capitalization, selection of a control premium, and the determination of an appropriate market multiple to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment as of March 31, 2020, we concluded that our goodwill, which is wholly attributed to the Education reporting unit, was impaired and, accordingly, recorded a goodwill impairment charge of $262.0 million. With the continuation of the COVID-19 pandemic and the associated downward pressure on our billings, we have concluded that impairment triggering events exist as of September 30, 2020. Accordingly, we estimated the fair value of the Education reporting unit as of September 30, 2020 utilizing the implied market value method.  Using consistent relative inputs and assumptions as described above with respect to the first quarter 2020 testing, we concluded that no impairment existed as of September 30, 2020. The fair value of the Education reporting unit as of September 30, 2020 exceeded its carrying value by less than a substantial amount.

Additionally, as a result of the triggering events identified in the first and third quarters, we performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename, the recoverability was evaluated using a one-step process whereby we determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate was based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020 and 18% as of September 30, 2020, and substantially exceeded its carrying value as of October 1, 2019. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

We continue to monitor and evaluate the carrying value of goodwill, indefinite-lived intangible assets and long-lived assets. We have concluded based on our analyses that no impairments occurred during the third quarter of 2020. Depending on how long the economic and social conditions resulting from the COVID-19 pandemic exist and their future impact on state and local budgets with regards to educational spending, as well as discretionary consumer spending, we may be subject to further impairments in the future.
3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three and nine months ended September 30, 2020 due to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At September 30, 2020, we reported allowances for doubtful accounts of $3.9 million, compared to $3.0 million at December 31, 2019, reflecting an increase of $1.4 million, prior to write-offs of $0.5 million for the nine months ended September 30, 2020.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At September 30, 2020, we reported a reserve for royalty advances of $132.9 million, compared to $119.7 million at December 31, 2019, reflecting an increase of $13.2 million for the nine months ended September 30, 2020.
5.	Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$170,169	$203,103
Raw materials	5,651	9,956
Inventories	$175,820	$213,059

6.	Contract Assets, Contract Liabilities and Contract Costs

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the nine months ended September 30, 2020:

	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$27	$109	$(82)	(75.2%)
Contract liabilities (deferred revenue)	$953,453	$848,106	$105,347	12.4%

The $105.4 million net increase in our contract assets and liabilities from December 31, 2019 to September 30, 2020 was primarily due to the non-satisfaction of performance obligations related to physical and digital products, and services during the period in excess of additions to deferred revenue.

During the three and nine months ended September 30, 2020 and 2019, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$81,768	$70,686	$254,695	$194,509

As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $1,003.7 million, and we will recognize approximately 73% to net sales over the next 1 to 3 years.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $33.0 million at September 30, 2020 and amortized $11.0 million during both the nine months ended September 30, 2020 and 2019. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $13.2 million at September 30, 2020 and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $2.6 million and $2.3 million during the nine months ended September 30, 2020 and 2019, respectively. The amortization is included in cost of sales.

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill, which all relates to the Education segment, for the nine months ended September 30, 2020 is as follows:

Balance at December 31, 2019	$716,977
Impairment	(262,000)
Balance at September 30, 2020	$454,977

Accumulated impairment losses on goodwill as of September 30, 2020 was $262.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $262.0 million during the nine months ended September 30, 2020.

Other intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	164,130	(49,794)	114,336	164,130	(38,948)	125,182
Publishing rights	1,180,000	(1,154,721)	25,279	1,180,000	(1,139,426)	40,574
Customer related and other	449,840	(310,344)	139,496	449,840	(302,371)	147,469
Other intangible assets, net	$1,954,970	$(1,514,859)	$440,111	$1,954,970	$(1,480,745)	$474,225

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $34.1 million and $39.7 million for the nine months ended September 30, 2020 and 2019, respectively.

8.	Debt

Our debt consisted of the following:

	September 30, 2020	December 31, 2019
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$349,892	$361,294
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$297,174	$295,893
	647,066	657,187
Less: Current portion of long-term debt	(19,000)	(19,000)
Total long-term debt, net of discount and issuance costs	$628,066	$638,187
Revolving credit facility	$—	$—

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.  The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of September 30, 2020, the interest rate on the term loan facility was 7.25%.

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

Interest Rate Hedging

On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged variable rate debt. The interest rate derivative contracts matured on July 22, 2020.

These interest rate swaps were designated as cash flow hedges and qualify for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $1.0 million and an unrealized loss of $3.7 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the nine months ended September 30, 2020 and 2019, respectively. The corresponding $1.0 million hedge liability is included within current other liabilities in our consolidated balance sheet as of December 31, 2019. We reclassified $1.9 million from other comprehensive loss to earnings during the nine months ended September 30, 2020.

In connection with the term loan facility on November 22, 2019, we incurred a change in the mix of floating rate debt versus fixed rate debt. As a result, the aggregate notional of our active interest rate derivative contracts designated as cash flow hedges exceeded the outstanding floating rate debt notional by approximately $29.5 million. To accommodate for this notional shortfall, we partially de-designated one of our active interest rate derivative contracts. This involved splitting the notional amount with one portion remaining designated under cash flow hedge accounting, and the remaining portion, with a $29.5 million notional amount, left undesignated. There were no changes made to the interest rate derivative contracts from an economic perspective; the notional split is accounting in nature only.

Beginning on November 22, 2019, the fair value changes on the undesignated portion of the swap flow through earnings, as opposed to being deferred as unrealized gains or losses in other comprehensive loss. The impact of this change on the financial statements as of September 30, 2020 was less than $0.1 million and was recorded in our consolidated statements of operations for the nine months ended September 30, 2020.  We had no interest rate derivative contracts outstanding as of September 30, 2020.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of September 30, 2020, no amounts are outstanding under the revolving credit facility.

As of September 30, 2020, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

9.	Restructuring, Severance and Other Charges

2020 Restructuring Plan

On September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year.  Each of the employees received or will receive separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our previously disclosed strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force will result in the departure of approximately 525 employees and was completed in October 2020.  Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represents cash expenditures, is approximately $33.5 million and was recorded during the three months ended September 30, 2020.

The following table provides a summary of our total costs associated with the 2020 Restructuring Plan, included in the restructuring/severance and other charges line item within our consolidated statements of operations, for the three and nine months ended September 30, 2020, by major type of cost:

	Three Months Ended	Nine Months Ended	Total Amount
	September 30,	September 30,	Incurred
Type of Cost	2020	2020	to Date
Restructuring charges: (1)
Severance and termination benefits	$33,545	$33,545	$33,545
	$33,545	$33,545	$33,545

(1)	All restructuring charges are included within Corporate and Other.

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	September 30,
	2019	Charges	payments	2020
Severance and termination benefits	$—	$33,545	$(1,250)	$32,295
	$—	$33,545	$(1,250)	$32,295

2019 Restructuring Plan

On October 15, 2019, our Board of Directors approved changes connected with our ongoing strategic transformation to simplify our business model and accelerate growth. This includes new product development and go-to-market capabilities, as well as the streamlining of operations company-wide for greater efficiency. These actions (the “2019 Restructuring Plan”) resulted in the net elimination of approximately 10% of our workforce, after taking into account new strategy-aligned positions that are expected to be added, and additional operating and capitalized cost reductions, including an approximately 20% reduction in previously planned content development expenditures over the next three years. These steps are intended to further simplify our business model while delivering increased value to customers, teachers and students. The workforce reductions were completed in the first quarter of 2020.

After considering additional headcount actions, implementation of the planned actions resulted in total charges of $15.8 million which was recorded in the fourth quarter of 2019. With respect to each major type of cost associated with such activities, substantially all costs were severance and other termination benefit costs and will result in cash expenditures.

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	September 30,
	2019	Charges	payments	2020
Severance and termination benefits	$11,649	$—	$(9,043)	$2,606
	$11,649	$—	$(9,043)	$2,606

Severance and Other Charges

2020

Exclusive of the 2020 Restructuring Plan and the 2019 Restructuring Plan, during the nine months ended September 30, 2020, $0.8 million of severance payments were made to employees whose employment ended in 2019 and prior years.

A summary of the significant components of the severance costs, which are not allocated to our segments and instead are included in the Corporate and Other category, is as follows:

	2020
	Severance/ other accruals at December 31, 2019	Severance/ other expense	Cash payments	Severance/ other accruals at September 30, 2020
Severance costs	$758	$—	$(758)	$—
	$758	$—	$(758)	$—

2019

Exclusive of the 2019 Restructuring Plan, during the nine months ended September 30, 2019, $2.6 million of severance payments were made to employees whose employment ended in 2019 and prior years. Further, we recorded an expense in the amount of $2.5 million of net payments to reflect costs for severance, which have been fully paid. We also recorded an expense in the amount of $3.4 million for real estate consolidation costs, which is reflected as a reduction in operating lease assets in our consolidated balance sheet.

A summary of the significant components of the severance costs and other accruals, which are not allocated to our segments and included in the Corporate and Other category, is as follows:

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

The current portion of the severance and other charges was $34.9 million and $12.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

For the three months ended September 30, 2020 and 2019, we recorded an income tax benefit of approximately $1.1 million and $2.6 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recorded an income tax benefit of approximately $10.9 million and an expense of $4.3 million, respectively. For all periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. The income tax benefit of $10.9 million for the nine months ended September 30, 2020 is primarily the result of the book impairment on goodwill recorded in the first quarter of 2020, which reduced the related deferred tax liabilities. Including the tax effects of these discrete tax items, the effective rate was 7.9% and (3.9)% for the three months ended September 30, 2020 and 2019, respectively, and 2.7% and (5.0)% for the nine months ended September 30, 2020 and 2019, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both September 30, 2020 and December 31, 2019.

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

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$1,097	$1,511	$3,291	$4,533
Expected return on plan assets	(1,855)	(1,918)	(5,565)	(5,755)
Amortization of net loss	581	251	1,743	752
Net periodic benefit credit	$(177)	$(156)	$(531)	$(470)

	Other Post Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$17	$15	$51	$44
Interest cost	107	145	321	436
Amortization of prior service cost	11	10	33	32
Amortization of net loss	(2)	(40)	(6)	(123)
Net periodic benefit cost	$133	$130	$399	$389

There were $3.7 million and $1.2 million in contributions to the pension plans during the nine months ended September 30, 2020 and 2019, respectively.

12.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$250,522	$250,522	$—	(a)
	$250,522	$250,522	$—
Financial liabilities
Foreign exchange derivatives	$156	$—	$156	(a)
	$156	$—	$156

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$276,654	$276,654	$—	(a)
	$276,654	$276,654	$—
Financial liabilities
Interest rate derivatives	$986	$—	$986	(a)
Foreign exchange derivatives	127	—	127	(a)
	$1,113	$—	$1,113

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $250.5 million and $276.7 million invested in money market funds as of September 30, 2020 and December 31, 2019, respectively, we had $21.0 million and $19.7 million of cash invested in bank accounts as of September 30, 2020 and December 31, 2019, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $12.8 million and $15.2 million at September 30, 2020 and December 31, 2019, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2020 and December 31, 2019, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. There were no aggregate notional amounts outstanding of the interest rate derivative instruments as of September 30, 2020. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive loss, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the first quarter report, as there were triggering events for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the three or nine months ended September 30, 2020 and 2019.

	September 30, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$454,977	$454,977	$262,000	(a)
	$454,977	$454,977	$262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value. We estimate the fair values of our reporting units by considering our market capitalization and other judgments. There was no goodwill impairment recorded for the three months ended September 30, 2020. Impairment recorded for goodwill for the nine months ended September 30, 2020 was $262.0 million. There was no impairment recorded for the nine months ended September 30, 2019.

Non-Marketable Investments

At September 30, 2020 and December 31, 2019, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private partnerships, was $4.0 million and $2.3 million, respectively. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. Gains from non-marketable investments were $1.7 million during the three and nine months ended September 30, 2020 and are included in gain on investments in our consolidated statements of operations.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2020 and December 31, 2019. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$349,892	$314,903	$361,294	$360,391
$306,000 Senior secured notes	$297,174	$286,773	295,893	301,441

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2020 and December 31, 2019. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2021. Under the guarantee, we believe the maximum future payments to approximate $11.2 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.4 million and $2.5 million of performance-related surety bonds for our operating activities as of September 30, 2020 and December 31, 2019, respectively. An aggregate of $19.2 million and $23.7 million of letters of credit existed at September 30, 2020 and December 31, 2019, respectively, of which $0.7 million backed the aforementioned performance-related surety bonds as of September 30, 2020 and December 31, 2019.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of September 30, 2020 and December 31, 2019.

14.	Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income attributable to common stockholders	$(12,552)	$69,260	$(396,693)	$(88,715)
Denominator
Weighted average shares outstanding
Basic	125,799,018	124,315,491	125,317,284	124,089,257
Diluted	125,799,018	124,807,488	125,317,284	124,089,257
Net (loss) income per share attributable to common stockholders
Basic	$(0.10)	$0.56	$(3.17)	$(0.71)
Diluted	$(0.10)	$0.55	$(3.17)	$(0.71)

As we incurred a net loss in the three month period ended September 30, 2020 and nine month periods ended September 30, 2020 and 2019, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,947,212	3,115,013	1,947,212	3,108,926
Restricted stock units	5,060,063	1,820,356	4,013,767	3,622,096

15.	Segment Reporting

As of September 30, 2020, we had two reportable segments (Education and HMH Books & Media). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats, and licenses book rights to other publishers and electronic businesses in the United States and abroad. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

We measure and evaluate our reportable segments based on net sales and segment Adjusted EBITDA. We exclude from our segments certain corporate-related expenses, as our corporate functions do not meet the definition of a segment, as defined in the accounting guidance relating to segment reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational, such as amounts related to goodwill and other intangible asset impairment charges, derivative instruments charges, acquisition/disposition-related activity, restructuring, severance costs, equity compensation charges, gains or losses from investments, gains or losses from divestitures, amortization and depreciation expenses, as well as interest and taxes, are excluded from segment Adjusted EBITDA. Although we exclude these amounts from segment Adjusted EBITDA, they are included in reported consolidated net loss and are included in the reconciliation below.

	Three Months Ended September 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2020
Net sales	$330,926	$55,664	$—
Segment Adjusted EBITDA	97,673	10,267	(10,665)
2019
Net sales	$517,614	$48,054	$—
Segment Adjusted EBITDA	153,415	8,302	(13,002)

	Nine Months Ended September 30,
(in thousands)	Education	HMH Books & Media	Corporate/ Other
2020
Net sales	$698,574	$129,157	$—
Segment Adjusted EBITDA	137,188	9,841	(31,273)
2019
Net sales	$1,021,259	$127,940	$—
Segment Adjusted EBITDA	188,906	12,260	(31,671)

The following table disaggregates our net sales by major source:

	Three Months Ended September 30, 2020
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$206,641	$—	$206,641
Extensions (2)	124,285	—	124,285
HMH Books & Media products	—	55,664	55,664
Net sales	$330,926	$55,664	$386,590

	Nine Months Ended September 30, 2020
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$391,084	$—	$391,084
Extensions (2)	307,490	—	307,490
HMH Books & Media products	—	129,157	129,157
Net sales	$698,574	$129,157	$827,731

	Three Months Ended September 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$273,262	$—	$273,262
Extensions (2)	244,352	—	244,352
HMH Books & Media products	—	48,054	48,054
Net sales	$517,614	$48,054	$565,668

	Nine Months Ended September 30, 2019
(in thousands)	Education	HMH Books & Media	Consolidated
Core solutions (1)	$493,273	$—	$493,273
Extensions (2)	527,986	—	527,986
HMH Books & Media products	—	127,940	127,940
Net sales	$1,021,259	$127,940	$1,149,199

(1)	Comprehensive solutions primarily for reading, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Reconciliation of Adjusted EBITDA to the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total Adjusted EBITDA	$97,275	$148,715	$115,756	$169,495
Interest expense	(16,168)	(11,597)	(50,433)	(35,142)
Interest income	32	509	873	1,698
Depreciation expense	(12,566)	(13,901)	(38,016)	(46,945)
Amortization expense – film asset	(4,698)	—	(4,854)	(6,772)
Amortization expense	(42,682)	(52,043)	(128,157)	(147,876)
Non-cash charges – goodwill impairment	—	—	(262,000)	—
Non-cash charges – stock-compensation	(3,112)	(3,835)	(8,751)	(11,094)
Non-cash charges – gain (loss) on derivative instruments	432	(737)	172	(1,171)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(339)	(183)	(366)	(731)
Restructuring/severance and other charges	(33,545)	—	(33,545)	—
Gain on investments	1,738	(270)	1,738	(5,921)
(Loss) income before taxes	(13,633)	66,658	(407,583)	(84,459)
Provision (benefit) for income taxes	(1,081)	(2,602)	(10,890)	4,256
Net (loss) income	$(12,552)	$69,260	$(396,693)	$(88,715)

16.	Subsequent Events

In November 2020, we announced that we will explore a potential sale of the HMH Books and Media business. Such a sale would be intended to build on our other strategic restructuring efforts and further align our cost structure to our digital-first strategy.

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

Overview

We are a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of K–12 core curriculum, supplemental and intervention solutions, and professional learning services, we partner with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. We estimate that we serve more than 50 million students and three million educators in 150 countries, while our award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

Recent Developments

COVID-19

Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters. As we proceeded through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, schools began to close in response to federal, state and local social distancing directives resulting in a decline in net sales and sales orders in the second half of March 2020. We implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 outbreak. We also have taken actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow in 2020, while working proactively with schools to support them through this period of disruption with virtual learning resources.

Actions taken to address COVID-19 and in addition to the Strategic Transformation initiatives announced in the fourth quarter of 2019 include: (1) director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020; (2) a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies; (3) reduced inventory purchasing; (4) deferral of long-term capital projects not directly contributing to billings in 2020 and (5) borrowing $150 million from our asset-backed credit facility as a pre-emptive measure to mitigate against capital market disruptions.  Further, we elected to defer the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

The majority of the HMH workforce continued to work remotely during the third quarter. The four-day work week furlough program along with director, executive, and senior leadership salary reductions that we announced in March 2020 ended by the end of July. The costs associated with ending the furlough program and the salary reductions were subsequently mitigated by the 2020 Restructuring actions discussed below. We also repaid $50.0 million of our asset-backed credit facility at the end of June and repaid the remaining outstanding $100.0 million during July and currently have no drawn balance on our asset-backed credit facility.

Given the COVID-19 situation, our Education business will continue to be impacted, and significant uncertainty is likely to persist in the marketplace. Additionally, our HMH Books & Media business will be impacted as states enforce temporary shut-downs of non-essential businesses and changes in consumer spending habits are likely to occur. As a result, we withdrew our 2020 full-year financial guidance and 3-year outlook, issued in conjunction with our fourth quarter 2019 earnings on February 27, 2020 and the continued uncertainty prevents us from providing full year guidance at this time.

2020 Restructuring Plan

We are continuing to assess our cost structure amid the COVID-19 pandemic and in line with our Strategic Transformation Plan announced in the fourth quarter of 2019, mentioned hereafter, to ensure our cost structure is aligned to our net sales and long-term strategy. As part of this effort, on September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year.  Each of the employees received or will receive separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our previously disclosed strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force will result in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the 2020 restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, is approximately $33.5 million and was recorded during the three months ended September 30, 2020. These actions are aligned with our Strategic Transformation Plan launched in the fourth quarter of 2019 to streamline the cost structure of the Company.

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

Other Events

In November 2020, the Company announced that it will explore a potential sale of the HMH Books and Media business. Such a sale would be intended to build on the Company’s other strategic restructuring efforts and further align its cost structure to its digital-first strategy.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $21.9 million for the nine months ended September 30, 2020) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the nine months ended September 30, 2020 was $18.8 million.

Interest expense

Our interest expense includes interest accrued on our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, for 2019 only, our previous $800.0 million term loan credit facility (“previous term loan facility”) along with, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the nine months ended September 30, 2020 was $50.4 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020	2019
Net sales	$386,590	$565,668	$(179,078)	(31.7)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	182,767	246,527	(63,760)	(25.9)%
Publishing rights amortization	4,761	6,341	(1,580)	(24.9)%
Pre-publication amortization	31,647	39,319	(7,672)	(19.5)%
Cost of sales	219,175	292,187	(73,012)	(25.0)%
Selling and administrative	127,324	188,957	(61,633)	(32.6)%
Other intangible assets amortization	6,274	6,383	(109)	(1.7)%
Restructuring/severance and other charges	33,545	270	33,275	NM
Operating income	272	77,871	(77,599)	99.7%
Other income (expense):
Retirement benefits non-service income	61	41	20	48.8%
Interest expense	(16,168)	(11,597)	(4,571)	(39.4)%
Interest income	32	509	(477)	(93.7)%
Change in fair value of derivative instruments	432	(737)	1,169	NM
Gain on investments	1,738	—	1,738	NM
Income from transition services agreement	—	571	(571)	NM
(Loss) income before taxes	(13,633)	66,658	(80,291)	NM
Income tax (benefit) expense	(1,081)	(2,602)	1,521	58.5%
Net (loss) income	$(12,552)	$69,260	$(81,812)	NM

NM = not meaningful

Net sales for the three months ended September 30, 2020 decreased $179.1 million, or 31.7%, from $565.7 million in 2019 to $386.6 million. The net sales decrease was driven by a $186.7 million decrease in our Education segment, offset slightly by a $7.6 million increase in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $120.0 million from $244.0 million in 2019 to $124.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, LLI Leveled Literacy and Calkins products due to a difficult comparison to last year’s Texas K-6 sales coupled with the impact of the COVID-19 pandemic in 2020 along with reduced face-to-face delivery of professional services. Further, there were lower net sales from Core Solutions which decreased by $67.0 million from $273.0 million in 2019 to $206.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA, along with impacts of the COVID-19 pandemic. Within our HMH Books & Media segment, the increase in net sales was primarily due to an increase in licensing revenue of $7.3 million, which included $4.3 million from the Carmen Sandiego series on Netflix.

Operating income for the three months ended September 30, 2020 unfavorably changed from $77.9 million in 2019 to $0.3 million, due primarily to the following:

•	A $179.1 million decrease in net sales,
•	A $33.3 million increase in costs associated with our restructuring/severance and other charges due to $33.5 million of severance costs associated with the 2020 Restructuring Plan,

Partially offset by:

•

A $63.8 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $246.5 million in 2019 to $182.8 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 47.3% from 43.6%,

•

A $61.6 million decrease in selling and administrative expenses, primarily due to lower labor costs of $28.0 million, due to cost savings associated with our employee furlough initiative in response to the COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring. Also, there was a decrease of $23.0 million of variable expenses such as transportation and commissions due to lower billings, which decreased $241.0 million from the third quarter of 2019. Further, there were lower discretionary costs of $12.0 million related to travel and expense reduction measures and marketing, and

•

A $9.4 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization.

Interest expense for the three months ended September 30, 2020 increased $4.6 million from $11.6 million in 2019 to $16.2 million, primarily due to our debt refinancing during the fourth quarter of 2019 in which the previous term loan facility was replaced with the term loan facility and the notes with higher interest rates (the “2019 Refinancing”). Further, there was an increase of $0.4 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended September 30, 2020 slightly decreased due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended September 30, 2020, favorably changed by a $1.2 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the three months ended September 30, 2020 was $1.7 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income tax (benefit) expense for the three months ended September 30, 2020 decreased $1.5 million, from a benefit of $2.6 million in 2019, to a benefit of $1.1 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.3)%. For 2019, our effective annual tax rate exclusive of discrete items was (3.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Consolidated Operating Results for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Dollar Change	Percent Change
(dollars in thousands)	2020	2019	2020	2019
Net sales	$827,731	$1,149,199	$(321,468)	(28.0)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	397,139	533,413	(136,274)	(25.5)%
Publishing rights amortization	15,295	20,217	(4,922)	(24.3)%
Pre-publication amortization	94,043	108,140	(14,097)	(13.0)%
Cost of sales	506,477	661,770	(155,293)	(23.5)%
Selling and administrative	367,006	516,206	(149,200)	(28.9)%
Impairment charge for goodwill	262,000	—	262,000	NM
Other intangible assets amortization	18,819	19,519	(700)	(3.6)%
Restructuring/severance and other charges	33,545	5,921	27,624	NM
Operating loss	(360,116)	(54,217)	(305,899)	NM
Other income (expense):
Retirement benefits non-service income	183	125	58	46.4%
Interest expense	(50,433)	(35,142)	(15,291)	(43.5)%
Interest income	873	1,698	(825)	(48.6)%
Change in fair value of derivative instruments	172	(1,171)	1,343	NM
Gain on investments	1,738	—	1,738	NM
Income from transition services agreement	—	4,248	(4,248)	NM
Loss before taxes	(407,583)	(84,459)	(323,124)	NM
Income tax (benefit) expense	(10,890)	4,256	(15,146)	NM
Net loss	$(396,693)	$(88,715)	$(307,978)	NM

NM = not meaningful

Net sales for the nine months ended September 30, 2020 decreased $321.5 million, or 28.0%, from $1,149.2 million in 2019 to $827.7 million. The net sales decrease was driven by a $322.7 million decrease in our Education segment, offset slightly by a $1.2 million increase in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $221.0 million from $528.0 million in 2019 to $307.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, Calkins and LLI Leveled Literacy products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic in 2020. Further, there were lower net sales from Core Solutions which decreased by $102.0 million from $493.0 million in 2019 to $391.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA, along with the COVID-19 pandemic. Within our HMH Books & Media segment, the increase in net sales was primarily due to $2.4 million of licensing revenue from production series. Offsetting the aforementioned, was lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 pandemic and the corresponding delay in releases of new frontlist titles.

Operating loss for the nine months ended September 30, 2020 unfavorably changed from a loss of $54.2 million in 2019 to a loss of $360.1 million, due primarily to the following:

•	A $321.5 million decrease in net sales,
•

An impairment charge for goodwill during the first quarter of 2020 of $262.0 million. This non-cash impairment is a direct result of the adverse impact that the COVID-19 pandemic has had on the Company,

•	A $27.6 million increase in costs associated with our restructuring/severance and other charges due to $33.5 million of severance costs associated with the 2020 Restructuring Plan,

•

Partially offset by a $149.2 million decrease in selling and administrative expenses, primarily due to lower labor costs of $62.0 million, due to cost savings associated with our employee furlough initiative, which began in April and ceased at the end of July, in response to COVID-19 and to a lesser extent our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring. Also, there was a decrease of $50.0 million of variable expenses such as commissions and transportation due to lower billings, which decreased $456.0 million from 2019. Further, there were lower discretionary costs of $28.0 million primarily related to travel and expense reduction measures and marketing along with lower depreciation expense of $9.0 million,

•

A $136.3 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $533.4 million in 2019 to $397.1 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, increased to 48.0% from 46.4%, and

•

A $19.7 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization.

Interest expense for the nine months ended September 30, 2020 increased $15.3 million from $35.1 million in 2019 to $50.4 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.7 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the nine months ended September 30, 2020 decreased $0.8 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the nine months ended September 30, 2020, favorably changed by $1.3 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the nine months ended September 30, 2020 was $1.7 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the nine months ended September 30, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the nine months ended September 30, 2020 increased $15.1 million, from an expense of $4.3 million in 2019, to a benefit of $10.9 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.3)%. For 2019, our effective annual tax rate exclusive of discrete items was (3.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, gain or losses on investments, non-cash charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(12,552)	$69,260	$(396,693)	$(88,715)
Interest expense	16,168	11,597	50,433	35,142
Interest income	(32)	(509)	(873)	(1,698)
Provision (benefit) for income taxes	(1,081)	(2,602)	(10,890)	4,256
Depreciation expense	12,566	13,901	38,016	46,945
Amortization expense – film asset	4,698	—	4,854	6,772
Amortization expense	42,682	52,043	128,157	147,876
Non-cash charges – goodwill impairment	—	—	262,000	—
Non-cash charges – stock compensation	3,112	3,835	8,751	11,094
Non-cash charges – (gain) loss on derivative instruments	(432)	737	(172)	1,171
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	339	183	366	731
Restructuring/severance and other charges	33,545	270	33,545	5,921
Gain on investments	(1,738)	—	(1,738)	—
Adjusted EBITDA	$97,275	$148,715	$115,756	$169,495

Segment Operating Results

Results of Operations – Comparing Three Months Ended September 30, 2020 and 2019

Education

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$330,926	$517,614	$(186,688)	(36.1)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	145,434	219,920	(74,486)	(33.9)%
Publishing rights amortization	3,469	4,874	(1,405)	(28.8)%
Pre-publication amortization	31,596	39,051	(7,455)	(19.1)%
Cost of sales	180,499	263,845	(83,346)	(31.6)%
Selling and administrative	96,659	154,439	(57,780)	(37.4)%
Other intangible asset amortization	5,738	4,876	862	17.7%
Operating income	48,030	94,454	(46,424)	(49.1)%
Net income	$48,030	$94,454	$(46,424)	(49.1)%
Adjustments from net income to Education segment Adjusted EBITDA
Depreciation expense	$8,840	$10,160	$(1,320)	(13.0)%
Amortization expense	40,803	48,801	(7,998)	(16.4)%
Education segment Adjusted EBITDA	$97,673	$153,415	$(55,742)	(36.3)%

NM = not meaningful

Our Education segment net sales for the three months ended September 30, 2020 decreased $186.7 million, or 36.1%, from $517.6 million in 2019 to $330.9 million. The net sales decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $120.0 million from $244.0 million in 2019 to $124.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, LLI Leveled Literacy and Calkins products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic along with reduced face-to-face delivery of professional services and supplemental products. Further, there were lower net sales from Core Solutions which decreased by $67.0 million from $273.0 million in 2019 to $206.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA, along with the COVID-19 pandemic.

Our Education segment cost of sales for the three months ended September 30, 2020 decreased $83.3 million, or 31.6%, from $263.8 million in 2019 to $180.5 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $74.5 million from $219.9 million in 2019 to $145.4 million, due to the decline in net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, slightly increased year over year from 42.4% to 43.9%. Pre-publication amortization decreased by $7.5 million from 2019 primarily due to the timing and large amount of 2019 major product releases, and publishing rights amortization decreased $1.4 million attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the three months ended September 30, 2020 decreased $57.8 million, or 37.4%, from $154.4 million in 2019 to $96.7 million. The decrease was driven by lower labor costs due to savings associated with our employee furlough initiative in response to COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring.  Further, there were lower variable expenses such as samples, transportation, depository fees and commissions attributed to lower billings from the prior year. Discretionary spending was also lower due to travel reductions and cost reductions throughout the Company.

Our Education segment other intangible asset amortization expense for the three months ended September 30, 2020 increased $0.9 million from 2019.

Our Education segment Adjusted EBITDA for the three months ended September 30, 2020 decreased $55.7 million, from $153.4 million in 2019 to $97.7 million. Our Education segment Adjusted EBITDA excludes depreciation and amortization. The change is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$55,664	$48,054	$7,610	15.8%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	37,333	26,607	10,726	40.3%
Publishing rights amortization	1,292	1,467	(175)	(11.9)%
Pre-publication amortization	51	268	(217)	(81.0)%
Cost of sales	38,676	28,342	10,334	36.5%
Selling and administrative	12,859	13,312	(453)	(3.4)%
Other intangible asset amortization	536	1,507	(971)	(64.4)%
Operating income	3,593	4,893	(1,300)	(26.6)%
Net income	$3,593	$4,893	$(1,300)	(26.6)%
Adjustments from net income to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$97	$167	$(70)	(41.9)%
Amortization expense film asset	4,698	—	4,698	NM
Amortization expense	1,879	3,242	(1,363)	(42.0)%
HMH Books & Media segment Adjusted EBITDA	$10,267	$8,302	$1,965	23.7%

NM = not meaningful

Our HMH Books & Media segment net sales for the three months ended September 30, 2020 increased $7.6 million, or 15.8%, from $48.1 million in 2019 to $55.7 million. The increase in net sales was primarily due to an increase in licensing revenue of $7.3 million, which includes $4.3 million from the Carmen Sandiego series on Netflix. Partially offsetting the aforementioned were lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 pandemic and the corresponding delay in releases of new frontlist titles.

Our HMH Books & Media segment cost of sales for the three months ended September 30, 2020 increased $10.3 million, or 36.5%, from $28.3 million in 2019 to $38.7 million. The increase was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $10.7 million of which $4.7 million was related to an increase in film asset amortization, and an increase in sales along with product mix.

Our HMH Books & Media segment selling and administrative expense for the three months ended September 30, 2020 decreased $0.5 million from $13.3 million in 2019 to $12.9 million. The decrease was due to labor savings associated with our employee furlough initiative in response to COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring.

Our HMH Books & Media segment other intangible asset amortization expense for the three months ended September 30, 2020 decreased $1.0 million from 2019, due to certain definite-lived intangible assets being fully depreciated in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the three months ended September 30, 2020 changed favorably from an income of $8.3 million in 2019 to $10.3 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Three Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	17,806	21,206	(3,400)	(16.0)%
Restructuring/severance and other charges	33,545	270	33,275	NM
Operating loss	(51,351)	(21,476)	(29,875)	NM
Retirement benefits non-service income	61	41	20	48.8%
Interest expense	(16,168)	(11,597)	(4,571)	(39.4)%
Interest income	32	509	(477)	(93.7)%
Change in fair value of derivative instruments	432	(737)	1,169	NM
Gain on investments	1,738	—	1,738	NM
Income from transition services agreement	—	571	(571)	NM
Net loss before taxes	(65,256)	(32,689)	(32,567)	(99.6)%
Income tax (benefit) expense	(1,081)	(2,602)	1,521	58.5%
Net loss	$(64,175)	$(30,087)	$(34,088)	NM
Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$16,168	$11,597	$4,571	39.4%
Interest income	(32)	(509)	477	93.7%
Provision (benefit) for income taxes	(1,081)	(2,602)	1,521	58.5%
Depreciation expense	3,629	3,574	55	1.5%
Non-cash charges – (gain) loss on derivative instruments	(432)	737	(1,169)	NM
Non-cash charges – stock compensation	3,112	3,835	(723)	(18.9)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	339	183	156	NM
Restructuring/severance and other charges	33,545	270	33,275	NM
Gain on investments	(1,738)	—	(1,738)	NM
Corporate and Other Adjusted EBITDA	$(10,665)	$(13,002)	$2,337	18.0%

NM = not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the three months ended September 30, 2020 decreased $3.4 million from $21.2 million in 2019 to $17.8 million, primarily attributed to cost savings associated with our employee furlough initiative in response to COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring.  Additionally, selling and administrative expenses were lower due to lower stock compensation charges.

Our restructuring/severance and other charges for the three months ended September 30, 2020 increased by $33.3 million due to $33.5 million of severance costs associated with the 2020 Restructuring Plan.

Interest expense for the three months ended September 30, 2020 increased $4.6 million from $11.6 million in 2019 to $16.2 million, primarily due to our debt refinancing during the fourth quarter of 2019 in which the previous term loan facility was replaced with the term loan facility and the notes with higher interest rates (the “2019 Refinancing”). Further, there was an increase of $0.4 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the three months ended September 30, 2020 slightly decreased due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the three months ended September 30, 2020, favorably changed by a $1.2 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the three months ended September 30, 2020 was $1.7 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the three months ended September 30, 2019 was $0.6 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the three months ended September 30, 2020 decreased $1.5 million, from a benefit of $2.6 million in 2019, to a benefit of $1.1 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.3)%.  For 2019, our effective annual tax rate exclusive of discrete items was (3.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the three months ended September 30, 2020 favorably changed $2.3 million, or 18.0%, from a loss of $13.0 million in 2019 to a loss of $10.7 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, gains or losses on investments, acquisition/disposition-related activity, and restructuring costs. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Results of Operations – Comparing Nine Months Ended September 30, 2020 and 2019

Education

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$698,574	$1,021,259	$(322,685)	(31.6)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	309,079	450,567	(141,488)	(31.4)%
Publishing rights amortization	11,332	15,737	(4,405)	(28.0)%
Pre-publication amortization	93,878	107,654	(13,776)	(12.8)%
Cost of sales	414,289	573,958	(159,669)	(27.8)%
Selling and administrative	279,308	415,913	(136,605)	(32.8)%
Impairment charge for goodwill	262,000	—	262,000	NM
Other intangible asset amortization	17,212	15,000	2,212	14.7%
Operating (loss) income	(274,235)	16,388	(290,623)	NM
Net (loss) income	$(274,235)	$16,388	$(290,623)	NM
Adjustments from net (loss) income to Education segment Adjusted EBITDA
Depreciation expense	$27,002	$34,127	$(7,125)	(20.9)%
Amortization expense	122,421	138,391	(15,970)	(11.5)%
Impairment charge for goodwill	262,000	—	262,000	NM
Education segment Adjusted EBITDA	$137,188	$188,906	$(51,718)	(27.4)%

NM = not meaningful

Our Education segment net sales for the nine months ended September 30, 2020 decreased $322.7 million, or 31.6%, from $1,021.3 million in 2019 to $698.6 million. The net sales decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $221.0 million from $528.0 million in 2019 to $307.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, Calkins and LLI Leveled Literacy products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic along with face-to-face delivery of professional services and supplemental products. Further, there were lower net sales from Core Solutions which decreased by $102.0 million from $493.0 million in 2019 to $391.0 million, which was primarily due to the smaller new adoption market opportunity in Texas ELA, along with the COVID-19 pandemic.

Our Education segment cost of sales for the nine months ended September 30, 2020 decreased $159.7 million, or 27.8%, from $574.0 million in 2019 to $414.3 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $141.5 million from $450.6 million in 2019 to $309.1 million, due to the decline in net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, was essentially flat year over year. Pre-publication amortization decreased by $13.8 million from 2019 primarily due to the timing and large amount of 2019 major product releases, and $4.4 million decrease in publishing rights amortization attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the nine months ended September 30, 2020 decreased $136.6 million, or 32.8%, from $415.9 million in 2019 to $279.3 million. The decrease was driven by lower labor costs primarily attributed to cost savings associated with our employee furlough initiative in response to COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring. Further, lower variable expenses such as commissions, samples, transportation, and depository fees attributed to lower billings from the prior year and lower discretionary spending due to travel reductions and cost reductions throughout the Company.

Our Education segment other intangible asset amortization expense for the nine months ended September 30, 2020 decreased $2.2 million from 2019.

Our Education segment impairment charge for goodwill for the nine months ended September was $262.0 million. This non-cash impairment, which was recorded in the first quarter of 2020, is a direct result of COVID-19’s impact on the Company.

Our Education segment Adjusted EBITDA for the nine months ended September 30, 2020 decreased $51.7 million, from $188.9 million in 2019 to $137.2 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization and goodwill impairment charges. The increase is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$129,157	$127,940	$1,217	1.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	88,060	82,846	5,214	6.3%
Publishing rights amortization	3,963	4,480	(517)	(11.5)%
Pre-publication amortization	165	486	(321)	(66.0)%
Cost of sales	92,188	87,812	4,376	5.0%
Selling and administrative	36,397	40,633	(4,236)	(10.4)%
Other intangible asset amortization	1,607	4,519	(2,912)	(64.4)%
Operating loss	(1,035)	(5,024)	3,989	79.4%
Net loss	$(1,035)	$(5,024)	$3,989	79.4%
Adjustments from net loss to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$286	$1,027	$(741)	(72.2)%
Amortization expense film asset	4,854	6,772	(1,918)	(28.3)%
Amortization expense	5,736	9,485	(3,749)	(39.5)%
HMH Books & Media segment Adjusted EBITDA	$9,841	$12,260	$(2,419)	(19.7)%

NM = not meaningful

Our HMH Books & Media segment net sales for the nine months ended September 30, 2020 increased $1.2 million, or 1.0%, from $127.9 million in 2019 to $129.2 million. The increase in net sales was primarily due to $6.0 million of licensing revenue from a new production series and strong net sales of the frontlist titles Compromised, Chosen Ones and Defined Dish. Offsetting the aforementioned, was a $3.6 million decrease in licensing revenue attributed to the Carmen Sandiego series on Netflix, lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 pandemic and the corresponding delay in releases of new frontlist titles.

Our HMH Books & Media segment cost of sales for the nine months ended September 30, 2020 increased $4.4 million, or 5.0%, from $87.8 million in 2019 to $92.2 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $5.2 million due to a product mix with higher production costs. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, increased to 68.2% from 64.8%.

Our HMH Books & Media segment selling and administrative expense for the nine months ended September 30, 2020 decreased $4.2 million from $40.6 million in 2019 to $36.4 million. The decrease was due to labor savings associated with our employee furlough initiative in response to COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring.

Our HMH Books & Media segment other intangible asset amortization expense for the nine months ended September 30, 2020 decreased $2.9 million from 2019, due to certain definite-lived intangible assets being fully depreciated in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the nine months ended September 30, 2020 changed unfavorably from $12.3 million in 2019 to $9.8 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

	Nine Months Ended September 30,		Dollar	Percent
	2020	2019	Change	Change
Net sales	$—	$—	$—	—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	51,301	59,660	(8,359)	(14.0)%
Restructuring/severance and other charges	33,545	5,921	27,624	NM
Operating loss	(84,846)	(65,581)	(19,265)	(29.4)%
Retirement benefits non-service income	183	125	58	46.4%
Interest expense	(50,433)	(35,142)	(15,291)	(43.5)%
Interest income	873	1,698	(825)	(48.6)%
Change in fair value of derivative instruments	172	(1,171)	1,343	114.7%
Gain on investments	1,738	—	1,738	NM
Income from transition services agreement	—	4,248	(4,248)	NM
Net loss before taxes	(132,313)	(95,823)	(36,490)	(38.1)%
Income tax (benefit) expense	(10,890)	4,256	(15,146)	NM
Net loss	$(121,423)	$(100,079)	$(21,344)	(21.3)%
Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$50,433	$35,142	$15,291	43.5%
Interest income	(873)	(1,698)	825	(48.6)%
Provision (benefit) for income taxes	(10,890)	4,256	(15,146)	NM
Depreciation expense	10,728	11,791	(1,063)	(9.0)%
Non-cash charges (gain) loss on derivative instruments	(172)	1,171	(1,343)	NM
Non-cash charges – stock compensation	8,751	11,094	(2,343)	(21.1)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	366	731	(365)	(49.9)%
Severance, separation costs and facility closures	33,545	5,921	27,624	NM
Gain on investments	(1,738)	—	(1,738)	NM
Corporate and Other Adjusted EBITDA	$(31,273)	$(31,671)	$398	1.3%

NM = not meaningful

Our selling and administrative expense for the Corporate and Other category for the nine months ended September 30, 2020 decreased $8.4 million from $59.7 million in 2019 to $51.3 million, primarily attributed to labor savings associated with our employee furlough initiative in response to the COVID-19 pandemic, and to a lesser extent, our early retirement incentive program, the 2019 Restructuring Plan and a freeze on hiring. Additionally, selling and administrative expenses were lower due to lower stock compensation charges and depreciation.

Our restructuring/severance and other charges for the nine months ended September 30, 2020 increased by $27.6 million due to $33.5 million of severance costs associated with the 2020 Restructuring Plan.

Interest expense for the nine months ended September 30, 2020 increased $15.3 million from $35.1 million in 2019 to $50.4 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.7 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the nine months ended September 30, 2020 decreased $0.8 million due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the nine months ended September 30, 2020, favorably changed by $1.3 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the nine months ended September 30, 2020 was $1.7 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the nine months ended September 30, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019.

Income tax (benefit) expense for the nine months ended September 30, 2020 increased $15.1 million, from an expense of $4.3 million in 2019, to a benefit of $10.9 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the book impairment on goodwill, which reduced the related deferred tax liabilities. For 2020, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (1.3)%. For 2019, our effective annual tax rate exclusive of discrete items was (3.9)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Adjusted EBITDA for the Corporate and Other category for the nine months ended September 30, 2020 favorably changed $0.4 million, or 1.3%, from a loss of $31.7 million in 2019 to a loss of $31.3 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, gains or losses on investments, and restructuring costs. The unfavorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$271,543	$296,353
Current portion of long-term debt	19,000	19,000
Long-term debt, net of discount and issuance costs	628,066	638,187
Revolving credit facility	—	—
Borrowing availability under revolving credit facility	160,710	161,961

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$75,166	$127,372
Net cash used in investing activities	(86,596)	(65,079)
Net cash used in financing activities	(13,380)	(6,982)

Operating activities

Net cash provided by operating activities was $75.2 million for the nine months ended September 30, 2020, a $52.2 million decrease from the $127.4 million of net cash provided by operating activities for the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily driven by a decrease in operating profit, net of non-cash items, of $98.6 million. Partially offsetting this decrease were favorable changes in net operating assets and liabilities of $46.4 million primarily due to favorable period over period changes in accounts receivable of $133.5 million due to collections from greater billings in 2019, favorable period over period inventory changes of $64.8 million, an increase in severance and other charges of $23.0 million due to the 2020 Restructuring Plan, an increase in operating lease liabilities of $4.9 million, an increase in net other assets and liabilities of $8.7 million, offset by unfavorable changes in deferred revenue of $135.7 million related to greater billings in 2019, accounts payable of $31.3 million related to timing of disbursements, royalties of $18.7 million, and pension benefits of $2.8 million.

Investing activities

Net cash used in investing activities was $86.6 million for the nine months ended September 30, 2020, an increase of $21.5 million from the nine months ended September 30, 2019. The increase in cash used in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $50.0 million compared to 2019, offset by lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $22.3 million in connection with previously planned reductions in content development, and by the acquisition of a business for $5.5 million in 2019.

Financing activities

Net cash used in financing activities was $13.4 million for the nine months ended September 30, 2020, an increase of $6.4 million from the nine months ended September 30, 2019. The increase in cash used in financing activities was primarily due to an increase in principal payments on our term loan of $8.3 million in 2020 partially offset by a decrease in tax withholding payments related to net share settlements of restricted stock units of $1.9 million.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.  As of September 30, 2020, we had $306.0 million ($297.2 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of September 30, 2020, we had $365.8 million ($349.9 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of September 30, 2020, the interest rate on the term loan facility was 7.25%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of September 30, 2020, there were no amounts outstanding on the revolving credit facility. As of September 30, 2020, we had approximately $19.2 million of outstanding letters of credit and approximately $160.7 million of borrowing availability under the revolving credit facility. As of November 5, 2020, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2020, due to our level of borrowing availability.

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

General

We had $271.5 million of cash and cash equivalents and no short-term investments at September 30, 2020. We had $296.4 million of cash and cash equivalents and no short-term investments at December 31, 2019.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover as school districts become, or continue being, fully operational, either in-person, fully remote or hybrid, during the remainder of 2020. We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe we can take additional financial and operational actions to mitigate the impact of lower billings than our current plans assume. These actions include, but are not limited to, additional expense reductions, asset sales, and capital raising activities.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended September 30, 2020 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Covenant Compliance

As of September 30, 2020, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of September 30, 2020, we had $365.8 million ($349.9 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $3.7 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of September 30, 2020, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We currently have no outstanding interest rate hedges as of September 30, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2020 and December 31, 2019. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2020 our disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and financial results have been negatively impacted by health epidemics, pandemics and similar outbreaks. In particular, the current COVID-19 pandemic has had, and is likely to continue to have, negative impacts on our business, including causing significant volatility in demand for our products, our ability to service our customers, changes in consumer behavior and preference, disruptions in our supply chain operations and warehousing operations, limitations on our employees’ ability to work and travel, adverse impacts on third parties upon which we rely, our ability to satisfy our debt and other obligations, our liquidity, declines in state revenues and related impacts on educational budgets, and significant changes in the economic or political conditions in markets in which we operate, both near-term and potentially long-term. Moreover, as we begin the traditional fall return to school season, significant uncertainties exist regarding the format and other safety procedures schools may follow at various points during the school year. The decisions various schools make regarding whether to reopen this fall for in-person and/or remote learning and whether to deviate from a chosen format due to outbreaks will impact demand for our products and services in ways that we cannot predict at this time and may be challenging for us to respond to. Despite our efforts to manage these risks, their ultimate impact will depend on factors beyond our knowledge or control, including the duration and severity of the current pandemic and actions taken to contain its spread and mitigate its public health effects.

Item 5. Other Information

Daniel Allen, a member of the Company’s Board of Directors, was initially elected pursuant to a Nomination Agreement dated as of December 21, 2016 (the “Nomination Agreement”) between the Company and certain stockholders affiliated with Anchorage Capital Group, LLC (collectively, “Anchorage”). On November 4, 2020 Anchorage and the Company entered into an amendment of the Nomination Agreement (the “Amendment”) confirming that the “Restricted Period” under the Nomination Agreement expires on November 5, 2020. Accordingly, pursuant to its terms, the Nomination Agreement will cease to be in effect at the end of the day on November 5, 2020. While Mr. Allen will not be serving as a designee of Anchorage, he will remain on the Company’s Board of Directors as an independent director.

The Nomination Agreement contained restrictions on certain actions by Anchorage during the Restricted Period. These restrictions included, among other things and with certain carve-outs, restrictions on: (i) soliciting proxies or initiating a stockholder proposal with respect to the Company; (ii) forming or influencing any “group” (as defined pursuant to Section 13(d) of the Exchange Act) with respect to securities of the Company; (iii) acquiring additional shares where it would result in Anchorage beneficially owning more than 20% of the Company’s outstanding common stock; (iv) other than in an underwritten widely dispersed public offering, knowingly transferring common stock to any person or group that would beneficially own more than 10% of the Company’s outstanding common stock as a result of such transfer; (v) making disparaging public statements regarding the Company or its affiliates (with the Company agreeing to a reciprocal restriction) or making public proposals regarding changes in the Company’s business or financial condition; and (vi) initiating legal proceedings against the Company or requesting inspection of the Company’s corporate books and records. Additionally, for the duration of the Restricted Period, Anchorage agreed to cause all voting securities owned by it to, at each Company stockholder meeting, be present for quorum purposes and vote (i) for all directors nominated by the Board for election and (ii) in accordance with the recommendation of the Board on any precatory or non-binding proposals.

A copy of the Amendment is filed herewith as Exhibit 10.1. The Nomination Agreement was previously included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2016 and also appears as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.

Pursuant to Anchorage’s rights under the Investor Rights Agreement dated June 22, 2012 to which it is a party with the Company and the other stockholders named therein, Anchorage has requested that the Company register for resale all of its outstanding shares. In accordance with the Investor Rights Agreement, the Company is in the process of determining whether any of the other stockholders who hold registration rights also wish to have their shares registered for resale. The Investor Rights Agreement was previously included as Exhibit 4.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed September 13, 2013 and also appears as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated By-Laws of the Registrant, effective September 30, 2020 (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed October 6, 2020 (File No. 001-36166)).

10.1*	Amendment to the Nomination Agreement, effective November 4, 2020, by and among Houghton Mifflin Harcourt Company and certain affiliates of Anchorage Capital Group, L.L.C.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Houghton Mifflin Harcourt Company (Registrant)

November 5, 2020	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 5, 2020	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)