Form 10-K
period 2020-12-31
Houghton Mifflin Harcourt Co
filed 2021-02-25
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2020, was approximately $161.3 million.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 1, 2021 was 126,121,144.

Documents incorporated by reference and made a part of this Form 10-K:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

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

Important factors that could cause actual results to vary materially from expectations include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K (this “Annual Report”).

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

Our Company

We are a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Elementary and Secondary School (K–12) core curriculum, supplemental and intervention solutions, and professional learning services, we partner with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. We estimate that we serve more than 50 million students and three million educators in 150 countries, while our award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

For nearly two centuries, our HMH Books & Media segment has brought renowned and awarded children’s, fiction, non-fiction, culinary and reference titles to readers throughout the world. Our distinguished author list includes ten Nobel Prize winners, forty-nine Pulitzer Prize winners, and twenty-six National Book Award winners. We are home to popular characters and titles such as Curious George, Carmen Sandiego, The Lord of the Rings, The Whole 30, The Best American Series, the Peterson Field Guides, CliffsNotes, and The Polar Express, and published distinguished authors such as Tim O’Brien, Temple Grandin, Tim Ferriss, Kwame Alexander, Lois Lowry, and Chris Van Allsburg. In November 2020, we announced that we were beginning to explore a potential sale of the HMH Books & Media segment. Such a sale would be intended to build on the Company’s other strategic restructuring efforts and further align its cost structure to its digital-first strategy.

Market Overview

We operate predominantly within the U.S. K-12 education market, which represents over $740 billion of total spending annually. Specifically, we focus on the U.S. market for K-12 instructional materials and services, which we estimate to be approximately $11.0 billion in size.

The U.S. Education market comprises approximately 13,000 K-12 public school districts, 130,000 public and private schools, over 3.7 million teachers and 56.4 million total student enrollment across public, private and charter schools. From Fall 2020 to Fall 2029, total elementary and secondary school enrollment, an important driver of long-term growth in the K-12 Education market, is projected to increase by 0.8% to 56.8 million students, according to the National Center for Education Statistics.

The primary sources of funding for public schools in the U.S. are state and local tax collections, with Federal funding accounting for approximately 8% of public education spending nationally. Consequently, general or localized economic conditions as well as legislative and political decisions which affect the ability of state and school districts to raise revenue through tax collections can have a significant impact on spending and growth in the K-12 Education market. The COVID-19 pandemic has had an adverse impact on tax revenues and other financial resources in some states, which could adversely affect state and local spending on public schools, although it is expected that federal pandemic relief funding will help to mitigate those impacts. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 collectively provide $112.7 billion one-time emergency support for education through an Education Stabilization Fund, including $67.8 billion exclusively designated for public K-12 education. Public K-12 education has been, and remains, a high priority for political leaders, historically accounting for more than one-fifth of all state and local government spending.

Education policy and curriculum choices have traditionally been local prerogatives in the U.S., but Federal law and policy also play an important role. The Elementary and Secondary Education Act (“ESEA”), reauthorized in 2015 by the Every Student Succeeds Act (“ESSA”), requires that states, as a condition to receiving Federal education funds, adopt challenging academic content standards, administer annual student tests aligned to those standards, develop systems of accountability tied to specific goals for student achievement, and take measures to identify and support low performing schools. ESSA gives states more flexibility than they had under prior law, but still requires standards-based, largely assessment-driven accountability with a focus on the achievement of students in all demographic subgroups.

Title I, the largest program within ESEA, and other ESEA programs provide targeted funding for specific activities, such as early childhood education, school improvement, dropout prevention, and before- and after-school programs. The Individuals with Disabilities Education Act (“IDEA”) governs how states and public agencies provide early intervention, special education and related services to children with disabilities. Generally, school districts are permitted to spend ESEA funds on instructional materials, including core and supplemental materials, computer software, digital media, digital courseware, and online services.

Academic content standards, which are grade-level expectations for student learning, are established at the state level. States generally review and revise standards in each of the various subject areas every six to eight years, and the revision or adoption of new standards typically gives rise to the need for new instructional materials and services aligned to the new or revised standards. Content standards in English language arts and reading in many states are modeled to varying degrees after Common Core State Standards (“CCSS”) and in science after the Next Generation Science Standards (“NGSS”). Both the CCSS and NGSS are products of state-led collaborations. The promulgation of these model standards has led to greater consistency among states’ content standards but has not completely eliminated differences or the need for customized state-specific instructional materials.

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

In the U.S., core curriculum is typically selected and purchased at the school district level and, in some cases, at the individual school level. In 19 states, before districts make their selections, programs are first evaluated at the state level for alignment to state academic standards and other criteria. These states are commonly referred to as “adoption states,” while states that do not have a state level review process are called “open states” or “open territory states.” The National Center for Education Statistics estimated the student population in adoption states represented approximately half of the U.S. public school elementary and secondary school-age population in 2020. In some adoption states, districts are required to select materials from the state-adopted list; in other adoption states, the state list serves as a recommendation, and districts are free to purchase and use any materials they choose, whether or not adopted by the state. Adoption states typically review materials in the various subject areas on a six- to eight-year cycle. School districts in those states tend to follow the state review cycle and replace core programs in the year or years immediately following state adoption. In open territory states, each individual school or school district evaluates and purchases materials independently, typically according to a five- to ten-year cycle. As a result, in individual adoption states, purchases of core instructional materials in a particular subject area tend to be clustered in a window of one to three years, while in individual open territory states they may occur over several years.

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

Many teachers augment their core curriculum with supplemental resources for additional practice and personalized instruction around particular areas of need, such as Math, Reading, Writing, or Vocabulary. Supplemental materials are purchased by districts, schools, or individual teachers. These purchases are typically not tied to adoption schedules and leverage funding from local, state and federal sources. We estimate this market to be approximately $2.0 billion per year.

Intervention

Intervention solutions are generally purchased by individual schools or districts. Demand for intervention materials is significant and growing in the United States. We estimate this market to be $1.5 billion per year. In the latest National Assessment of Educational Progress assessments conducted in 2019, more than 60 percent of public school students tested below proficiency in most grade levels in both literacy and mathematics. These students are strong candidates for intervention programs that are focused on improving outcomes and ensuring students perform at grade level. As demand for digital content and personalized learning solutions is growing, traditional distinctions between core, supplemental and intervention materials and assessments are blurring.

Intervention products and services are funded through state and local funding as well as Title I and other federal funding allocations pursuant to the ESEA and IDEA. Title I provides funding to schools and school districts with high concentrations of students from low income families and is often used to purchase intervention products and services.

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

One important source of funding for professional learning in the K-12 market is Title II, Part A of ESEA, Supporting Effective Instruction. Title II, Part A focuses on the role of the profession in improving student achievement and requires that funds be used to support professional development that is sustained, job-embedded, data-driven, and personalized. There are also significant funding opportunities for professional learning as part of state programs, especially in states that have consolidated program funding and want solutions that are evidence-based.

The professional learning market, which is relatively fragmented in the United States, is expected to grow as the transition to digital learning in classrooms increases the need for technology training and implementation support for educators. We currently estimate the professional learning market to be approximately $2.3 billion per year. We believe that the use of interim data, differentiation, teacher content knowledge (in mathematics) and the use of technology in the classroom are the areas in which teachers and leaders are most seeking support. Also, demand for teacher training and professional development opportunities tied to the implementation of new or revised standards at the state level is expected to continue. In addition, the need for new teacher development over the next several years is expected to grow as we continue to see the “greening” of the teaching force, with approximately 340,000 new teachers hired every year and approximately 44% of teachers leaving within their first five years in the profession, a trend that may accelerate as a result of the COVID-19 pandemic.

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

Between 2018 and 2019, the consumer book publishing market grew 0.4% to $16.2 billion, according to the Association of American Publishers (the “AAP”). Since 2015, the same market has increased by 2.6%, or approximately $410 million, according to the AAP.

Print remains the primary format in which consumer books are produced and distributed and accounts for 74.7% of revenue. Hardback units account for 36.0% of total consumer book revenue despite representing only 24.2% of total consumer book units sold in 2019, per the AAP.

Digital formats show mixed results as downloaded audio sales grew 15.9% from 2018 to 2019 and 143.8% from 2015 to 2019; however, ebook revenue fell 4.9% from 2018 to 2019 and declined 30.8% from 2015 to 2019, according to the AAP.

Our Products and Services

We are organized in two business segments: Education and HMH Books & Media. Our primary segment measures are net sales and Adjusted EBITDA. The Education segment is our largest business, representing approximately 81%, 87% and 85% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Education

Our Education segment provides connected solutions that engage learners, empower educators and improve student outcomes. The principal customers for our Education products are K-12 school districts, which purchase core curriculum, supplemental and intervention solutions and professional learning services.

The Education segment net sales and Adjusted EBITDA were $839.6 million and $145.9 million, $1,210.6 million and $196.9 million, and $1,122.7 million and $210.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, with our 2020 financial results being adversely impacted by the COVID-19 pandemic. Our Education offerings consist of the following:

•

Core Solutions: Our core curriculum offerings include education programs in disciplines including Reading, Literature, Math, Science and Social Studies that serve as primary sources of classroom instruction and represented 50% and 54% of our Education segment billings for the years ended December 31, 2020 and 2019, respectively.

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

•

Extensions: Our extensions offerings include supplemental solutions, intervention solutions, professional services, and our Heinemann brand that provides professional resources and educational services for teachers. Our extensions offerings collectively accounted for 50% and 46% of our Education segment billings for the years ended December 31, 2020 and 2019, respectively.

•	The extensions category represents a notable growth opportunity. We estimate this category accounts for about $6 billion in market opportunity.

•

Through our Heinemann brand, we provide professional books, supplemental and intervention curricular resources, and professional services for teachers. Heinemann is a leading professional publisher for educators, and features well-known, respected authors and thought leaders such as Irene Fountas, Gay Su Pinnell, Lucy Calkins, and Jennifer Serravallo, who support the practice of teachers through books, videos, workshops, online courses, and curricular resources.

•

Our intervention solutions also include: READ 180 Universal, one of a select number of programs that the independent, government-run What Works Clearing House has awarded its highest effectiveness ratings for improving comprehension and literacy achievement; MATH 180, a math intervention program focusing on deep understanding and mastery of essential skills and concepts enabling access to algebra and advanced mathematics; System 44, a stand-alone program with a holistic, blended learning model that delivers just-in-time intensive intervention for the most challenged readers in grades 3-12; and iRead, an adaptive technology-based solution focused on helping early learners in grades K-2 become more proficient readers using personalized learning. These solutions are called upon to help students with unique needs, such as the growing population of English language learners.

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

For the years ended December 31, 2020, 2019 and 2018, HMH Books & Media net sales and Adjusted EBITDA were approximately $191.7 million and $26.6 million, $180.0 million and $14.9 million, and $199.7 million and $21.9 million, respectively.

In November 2020, we announced that we were exploring a potential sale of the HMH Books & Media segment. Such a sale would be intended to build on the Company’s other strategic restructuring efforts and further align its cost structure to its digital-first strategy.

Seasonality

Approximately 81% of our net sales for the year ended December 31, 2020 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the latest three completed fiscal years, approximately 66% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoptions calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Competition

We sell our products in highly competitive markets. In these markets, product quality, innovation and customer service are major differentiating factors between companies. Other factors affecting competition include: (i) competitive pricing, sampling and gratis costs; (ii) digitization and innovative delivery; and (iii) educational effectiveness of the program. In addition to national curriculum publishers, we also compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions in the K-12 market. There are also multiple competitors in the HMH Books & Media, supplemental and assessment markets offering content that school districts increasingly are using as part of their core classroom instructional materials. In addition, school districts in many states are able to spend educational funds on “instructional materials” that include core and supplemental materials, computer software, digital media, digital courseware, and online services. Our larger competitors in the educational market include Savvas Learning Co. (formerly Pearson Education, Inc.), McGraw Hill Education, Stride Inc. (formerly K-12 Inc.), Cengage Learning, Inc., Scholastic Corporation, John Wiley & Sons, Inc., Curriculum Associates, LLC, Benchmark Education, LLC, Accelerate Learning, Inc., and Amplify Education, Inc. Also competing in our market as a substitute are open educational resources. These resources are free, digital solutions that range from supplemental resources to full Core Solutions programs.

Printing and binding; raw materials

We outsource the printing and binding of our products, with approximately 49% of our printing requirements handled by a small group of suppliers. We have procurement agreements that provide volume and scheduling flexibility and price predictability. We have a longstanding relationship with these parties. Approximately 22% of our printed materials (consisting primarily of teacher’s editions and other ancillary components) are printed outside of the U.S. and approximately 78% of our printed materials (including most student editions) are printed within the U.S. Paper is one of our principal raw materials. We purchase our paper primarily through one paper merchant and also directly through suppliers for limited product types. We maintain various agreements that protect against supply availability and unbound price increases. We manage our paper supply concentration by having primary and secondary sources and staying ahead of dramatic market changes.

Distribution

We operate three distribution facilities from which we coordinate our own distribution process: one each in Indianapolis, Indiana; Geneva, Illinois; and Troy, Missouri. We also utilize select suppliers to assist us with coordinating the distribution process for a limited number of product types. Additionally, some states require us to use in-state textbook depositories for educational materials sold in that particular state. We utilize various delivery firms, such as United Parcel Service Inc., FedEx Freight, etc., to facilitate the principally ground transportation of products.

Human Capital

As of December 31, 2020, we had approximately 2,600 full-time, part-time and temporary employees, none of whom were covered by collective bargaining agreements. We consider our relationship with our employees generally to be good.

Health and Safety: The health and safety of our employees is one of our highest priorities, and this is consistent with our operating philosophy. Following Occupational Safety and Health Administration best practices in our distribution centers, we measure, document and post incident rates for safety transparency; host local employee safety committees at each distribution center; and hold quarterly distribution center safety committee meetings for cross-location collaboration.  In response to the COVID-19 pandemic, we have implemented and continue to implement additional safety measures in all our offices and facilities including: adding work from home flexibility; adjusting attendance policies to encourage those who are sick to stay home; increasing cleaning protocols across all locations; initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures; implementing temperature screening of employees at our distribution facilities and offices; establishing new physical distancing procedures for employees who need to be onsite; providing additional personal protective equipment and cleaning supplies; modifying work spaces with plexiglass dividers and touchless faucets; implementing protocols to address actual and suspected COVID-19 cases and potential exposure; prohibiting all domestic and international non-essential travel for all employees; and requiring masks to be worn in all locations where permitted by local law.

Talent and Development: Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency.  In 2020, we provided a company-wide employee engagement survey to all regular employees. We outperformed benchmarked peer companies with engagement among our employees in the 86th percentile. Frequent employee pulse surveys were conducted during 2020 in light of the COVID-19 pandemic, allowing us to quickly collect and respond to feedback – including with more activities and initiatives to support our employees. We additionally continue to provide all of our employees with a variety of training and development opportunities. All regular employees have access to Knowledge Network, HMH’s online learning management system offering over 6,000 on demand training courses and programs, live webinars and in-person training opportunities. More than 2,900 employees participated in training programs in 2020, including Unconscious Bias, Cybersecurity, Sales, Product and Compliance Training as well as Leadership and Management Development Workshops, with more than 15,000 corporate training hours logged.

Diversity and Inclusion: We embrace the diversity of our employees, customers and stakeholders, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We take direct actions to attract, hire, and retain more diverse talent, nurture an inclusive workplace, and create opportunities for meaningful conversations about diversity. We aim to increase the diversity of our employee base by growing our diverse talent pipeline, including partnerships with organizations like Resilient Coders, Girls Write Now, Hacker X, and Editors of Color. We have a goal to build a highly engaged team by increasing retention year over year. As of December 31, 2020, our domestic workforce was approximately 67% female and approximately 77% white, approximately 9% Hispanic or Latino, approximately 8% Black or African American, approximately 5% Asian American, and approximately 1% two or more races or other. Additionally, as of December 31, 2020, approximately 38% of executive management roles were held by women and our executive management team was approximately 77% white, approximately 15% Black or African American, and approximately 8% Hispanic or Latino.

As a learning technology company, we are committed to ongoing opportunities for education and growth. This includes formal and informal opportunities for meaningful conversations—from roundtable discussions to company-wide unconscious bias training. Learning and unlearning are lifelong practices that we must actively foster—in our schools, communities, and workplaces. Our cross-functional DEI (“Diversity, Equity and Inclusion”) Council’s work centers around four pillars—leadership, talent, culture, and business—and promotes social justice through Employee Resource Groups (“ERGs”), DEI trainings, and discussions on how to build an anti-racist community. We have ERGs to support Black and African American, Latinx and Hispanic, LGBTQ+, Asian, disabled and neurodiverse, and female employees, in addition to ERGs focused on mental health and wellness. The ERGs hosted virtual activities throughout 2020.

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

Responsible Paper Usage

One of our on-going sustainability focus areas is our approach to how we source, use and dispose of paper related to our products. In 2019, we strengthened and updated our Paper Sourcing and Usage Policy that reflects our continuing commitments to our environment and surroundings. Key 2020 progress highlights were: 99% of HMH purchased paper for education products was manufactured with no less than 10% recycled fiber; 87% of paper we procured domestically for HMH Books & Media segment products was Forest Stewardship Council (FSC)-certified; and 86% of the paper we procured internationally for HMH Books & Media segment products was FSC-certified.

Transportation

A major aspect of our business involves the transportation of our products, and we work to promote environmentally friendly modes of such transportation. In 2020, HMH estimates that it saved 332,000 pounds of CO2 emissions by managing our carbon footprint by consolidating shipments and shipping directly from vendors to end recipients when possible.

HMH participates in the Environmental Protection Agency’s (“EPA”) SmartWay program.  The EPA’s SmartWay program helps companies advance supply chain sustainability by measuring, benchmarking, and improving freight transportation efficiency. Through this program, HMH partners with the EPA to improve our shipping operations to achieve a more sustainable transportation process that directly facilitates a reduction in our carbon footprint. In 2020, HMH estimates that it saved 130,000 pounds of CO2 emissions by participating in the SmartWay program.

Waste Management and Recycling

Whenever possible, we aim to recycle our excess product and waste generated at our Distribution Centers to avoid sending recyclable products and other waste to landfills.

•Donation is HMH’s preferred method of disposal for excess books and materials (rather than destruction) and HMH donated more than one million books to 228 organizations during 2020.

•96% of the waste generated at HMH’s Distribution Centers is recycled.

In our corporate offices, each employee has a recycling and a garbage bin.  We work to increase employee awareness regarding waste management and recycling with bins and signage.

Energy Use

We continue to strive to reduce energy consumption at our HMH Warehouses and related offices through:

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

Human Rights & Conduct

Our values guide every aspect of our work. We believe that respecting and protecting human rights is fundamental to our work as a responsible company. We align with the United Nations Universal Declaration of Human Rights and other international human rights laws and standards and strive to embody these values in our culture. We seek to embed respect for human rights across our business and with vendors and suppliers with whom we do business as set forth in our Supplier Code of Conduct.

Diversity, Equity and Inclusion

At HMH, we believe in social justice. The critical work to improve diversity, equity and inclusion is an inward and outward process—we are constantly seeking new ways to better our own culture as we strive to better our world. We aim to create and cultivate an employee community, company culture and business strategy that reflects the diverse demographics and perspectives of our customers. Further, we embrace the diversity of our employees, customers and stakeholders, including their unique backgrounds, experiences, thoughts and talents. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level.  We take direct actions to nurture an inclusive workplace.

In 2020, we established a DEI Council made up of a cross-functional, diverse group of employees. The DEI Council supports our company-wide DEI efforts and takes actionable steps toward reaching our DEI goals. The council supports HMH’s Employee Resource Groups, DEI trainings, and discussions on how to build HMH as a model antiracist community. In 2020, we also named a Director of Diversity, Equity and Inclusion to guide our DEI work, engaging critical stakeholders company-wide in our DEI goals and areas of focus. Last year, we provided opportunities for education and growth, including formal and informal opportunities for meaningful conversations — namely, antiracism roundtable discussions and company-wide unconscious bias training for managers.

As a learning technology company focused on empowering students and teachers, it is our responsibility to build content and provide services and resources that foster a holistic understanding of our world and honor the diverse communities we serve. As an organization, we too are always learning and growing, and we will continue to be intentional about improvements we make as part of our continuous evolution. To that end, we established a Content Review Panel – a cross-disciplinary internal advisory board that focuses on equity, inclusion, and diversity in our solutions. The panel reviews our content, striving for equitable, nonbiased, and sensitive treatment and representation for all individuals, communities, and experiences across all HMH programs, services, and platforms. In 2020, the Content Review Panel reviewed over 4,000 pages of content, including a full, proactive review of Math180 and Confronting Racism curriculum.

As outlined in our Content, Equity, Inclusion and Diversity pledge available on our website at https://www.hmhco.com/diversity-equity-inclusion/our-world, we are committed to producing curriculum in which all students can see themselves and the possibilities for their future success. Our programs are strongest when they resonate with learners, inspire connections and spark dialogue, and honor the unique qualities and experiences of every learner.

In 2020, a cross-functional Supplier Diversity Council was formed to drive HMH’s Supplier Diversity Program forward. The council is focused on fostering meaningful partnerships with diverse suppliers in all areas of HMH’s business – aiming to establish new partnerships with small and diverse suppliers while also deepening relationships with diverse suppliers that HMH already works with. As part of our commitment to supplier diversity, HMH is a member of the National Minority Supplier Development Council and the Women’s Business Enterprise National Council.

COVID-19 Safety Initiatives

At HMH, employee safety and welfare is one of our highest priorities. The COVID-19 pandemic has required additional healthy and safety measures be implemented company-wide. Upon daily arrival at our Distribution Centers, all employees, vendors and visitors are screened by medical personnel for COVID-19 symptoms or exposures.  HMH staff and visitors wear masks to help prevent community spread. Breaks and lunches are staggered to maintain CDC-guided social distancing. Workstations are sanitized daily and shared equipment is sanitized after each use. In the event an employee is sick or under quarantine with COVID-19, they will receive full COVID-pay.  If an employee has been in a facility and has tested positive for COVID-19, the entire facility is closed for 24-48 hours and is sanitized before anyone can return.

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

Item 1A. Risk Factors

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has had, and are likely to continue to have, material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results has been negatively impacted by the current COVID-19 pandemic which has had, and is likely to continue to have, negative impacts on our business, including causing significant volatility in demand for our products, our ability to service our customers, changes in consumer behavior and preference, disruptions in our supply chain operations and warehousing operations, limitations on our employees’ ability to work and travel, adverse impacts on third parties upon which we rely, our ability to satisfy our debt and other obligations, our liquidity, declines in state revenues and related impacts on educational budgets, and significant changes in the economic or political conditions in markets in which we operate, both near-term and potentially long-term. Moreover, significant uncertainties exist regarding the format and other safety procedures schools may follow at various points during the school year. The decisions various schools make with regards to in-person and/or remote learning and whether to deviate from a chosen format due to outbreaks will impact demand for our products and services in ways that we cannot predict and may be challenging for us to respond to. Despite our efforts to manage these risks, their ultimate impact will depend on factors beyond our knowledge or control, including the duration and severity of the current pandemic and actions taken to contain its spread and mitigate its public health effects.

Risks Related to Our Industry and Operations

Our business and results of operations may be adversely affected by changes in federal, state and local education funding, and changes in legislation and public policy.

A majority of our sales are to public school districts in the United States, most of which rely primarily on a combination of local tax revenues and state legislative appropriations for general operating funds and to pay for purchases of goods and services, including instructional materials. Funding for public schools at both the state and local levels can be affected by tax collections, which are typically sensitive to general economic conditions, and by political and policy choices made by state and local governments. A reduction in funding levels, whether due to an economic downturn or legislative action, or a failure of projected funding increases to materialize, can constrain resources available to school districts for making purchases of instructional materials and adversely affect our business and results of operations. The economic slowdown resulting from the COVID-19 pandemic has had a negative impact on tax revenues and other financial resources in some states and localities, which could adversely affect public school finances and spending in those places, including for instructional materials and professional learning services.

Some states, including most adoption states, provide dedicated state funding for the purchase of instructional content and/or classroom technology, and expenditures for instructional materials in those states tend to be highly dependent on appropriation of those funds. If dedicated funding is not appropriated, or if the amount is substantially less than anticipated or legislative action is taken to lift restrictions on the use of those funds, then purchases of instructional materials may be significantly reduced and our net sales may be adversely impacted.

In addition, many school districts, including most large urban districts, receive substantial federal funding through the Elementary and Secondary Education Act (“ESEA”), the Individuals with Disabilities Act (“IDEA”), and other federal education programs. These funds supplement state and local funding and are used primarily to serve specific populations, such as low-income students and families, students with disabilities, and English language learners as well as to support programs to improve the quality of instruction, including educator professional learning. The funding of these programs is subject to Congressional appropriation. A significant reduction in appropriation levels could have an adverse effect on our sales, particularly sales of intervention, supplemental and professional learning products and services.

Federal and state legislative and policy changes can also affect our business. At the federal level, ESEA governs to a significant degree how states approach assessment and accountability, support and improvement of low performing schools, and take into account evidence of effectiveness in adopting strategies and selecting educational products and services paid for with federal funds. Changes in ESEA and/or state legislation and administrative policy decisions on matters such as assessment and accountability, curriculum and intervention could affect demand for our products.

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

State adoptions can be delayed, postponed or cancelled—sometimes with little or no warning and after we have made significant investments in anticipation of the adoption—due to various reasons, such as funding shortfalls, delays in development and approval of state academic standards and specifications, competing priorities or school readiness. In addition, individual school districts may decline to purchase new programs in accordance with the state’s adoption schedule. A substantial delay, postponement or cancellation of a large adoption opportunity can adversely affect the amount and timing of our net sales return on investment for the affected product, our business and our results of operations.

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

In addition to national curriculum publishers, we compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions in the K-12 market. There are multiple competitors in the HMH Books & Media segment and supplemental market offering content that school districts increasingly are using as part of their core classroom instructional materials. Our larger competitors in the educational market include Savvas Learning Co. (formerly Pearson Education, Inc.), McGraw Hill Education, Stride Inc. (formerly K-12 Inc.), Cengage Learning, Inc., Scholastic Corporation, John Wiley & Sons, Inc., Curriculum Associates, LLC, Benchmark Education, LLC, Accelerate Learning, Inc., and Amplify Education, Inc. Some of these established competitors may have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services than we can. Also competing in our market as a substitute are open source educational resources. In addition, the market shift toward digital education solutions has induced both established technology companies and new start-up companies to enter certain segments of our market. These new competitors have the possible advantage of not needing to transition from a print business to a digital business. In addition, many established technology companies have substantial resources that they could devote to developing or acquiring digital educational products and/or content and, distributing their own and/or aggregated educational content to the K-12 market, which could negatively affect our business, financial condition and results of operations. There is also a risk of further disintermediation, which is the occurrence of state, district and other customers contracting directly with technology companies, enabling technology companies to develop direct relationships with our customers, and accordingly, have significant influence over access to and, pricing and distribution of, digital and print education materials. We may not be able to adapt as needed to remain competitive in the market given the foregoing factors.

The availability of free and low-cost open education resources could adversely affect our net sales and exert downward pressure on prices for our education products.

In the K-12 market, we face growing competition from free, openly licensed content, often referred to as open education resources (“OER”). Free or low-cost OER content is typically delivered via the internet, and in some cases print versions and related services are available for purchase. A number of states support the use of OER by providing curated resources and others, including New York, Louisiana, Michigan, Tennessee, and Texas, are funding development of OER or have done so in the past. In addition, not-for-profit organizations such as the Gates Foundation and the Hewlett Foundation have supported the development of open source educational content that can be made available to educational institutions for free or at nominal costs. The increased availability of free and low-cost OER could negatively affect our customers’ perception of the value of our content, reduce demand for our educational products, and/or exert downward pressure on prices for our products, and adversely impact our net sales.

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

We have announced our intent to explore a sale of our HMH Books & Media business, and such proposed divestiture may introduce significant risks and uncertainties.

In order to position our business to move forward with our digital first, connected K-12 strategy, we have announced our intent to explore a sale of our HMH Books & Media business. We have also divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, difficulties in separating the operations of the divested business and retention of certain liabilities related to the divested business.

Risks Related to Operations and Strategic Plans

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

We outsource the printing and binding of our products and currently rely on a small group of vendors that handle approximately 49% of our printing requirements, and we expect a small number of print vendors will continue to account for a substantial portion of our printing requirements for the foreseeable future. The loss of, or a significant adverse change in our relationship with our key print vendor could have a material adverse effect on our business and cost of sales.

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

Across all our businesses, we manage complex operational and logistical arrangements including distribution centers, data centers and large office facilities. Failure to recover from a major disaster (such as fire, flood or other natural disaster) or other external threat (such as terrorist attacks, strikes, weather, outbreaks of pandemic or contagious diseases, or political unrest or other external factors) at a key center or facility could affect our business and employees, disrupt our daily business activities and/or restrict our ability to supply products and services to our customers.

Risks Related to Information Technology Systems and Cybersecurity

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

Risks Related to Financial Condition, Credit Facilities and Liquidity

Our operating results fluctuate on a seasonal and quarterly basis and our business has historically been dependent on our results of operations for the third quarter.

Our business is seasonal. Approximately 81% of our net sales for the year ended December 31, 2020 were derived from our Education segment, which is a markedly seasonal business. Purchases of K-12 products are typically made in the second and third quarters of the calendar year in preparation for the beginning of the school year. We typically realize a significant portion of net sales during the third quarter, making third-quarter results material to full-year performance. This sales seasonality affects operating cash flow from quarter to quarter. We typically incur a net cash deficit from all of our activities into the third quarter of the year. We cannot be sure that our second and third quarter net sales will continue to be sufficient to fund our business and meet our obligations or that they will be higher than our net sales for our other quarters or in the prior-year periods. In the event that we do not derive sufficient net sales for the second and third quarter, we may have a liquidity shortfall and be unable to fund our business and/or meet our debt service requirements and other obligations.

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

For the years ended December 31, 2020, 2019 and 2018, we generated operating losses of $429.1 million, $163.2 million, and $90.5 million, respectively, and net losses of $479.8 million, $213.8 million, and $94.2 million, respectively. If we continue to suffer operating and net losses, our liquidity may suffer and we may not be able to fund our business and/or meet our debt service requirements and other obligations. Furthermore, the market price of our common stock may decline significantly.

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

In the ordinary course of business, we issue performance-related surety bonds and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of instructional materials and assessment programs. The surety bonds are partially backstopped by letters of credit. As of December 31, 2020, our contingent liability for all letters of credit was approximately $18.8 million, of which $1.1 million were issued to backstop $1.4 million of surety bonds. The letters of credit reduce the borrowing availability on our revolving credit facility, which could affect liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, our ability to meet our obligations in the future.

Our substantial level of indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2020, we had approximately $667.0 million ($643.7 million, net of discount and issuance costs) of total indebtedness outstanding, comprised of $361.0 million of term loans and $306.0 million of senior secured notes. Our substantial outstanding indebtedness could have important consequences, including the following:

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
•

we may be vulnerable to interest rate increases, as certain of our borrowings bear interest at variable rates. A 1% increase or decrease in the interest rate will change our interest expense by approximately $3.6 million on an annual basis for our term loan facility and $2.5 million on an annual basis for our revolving credit facility, assuming it is fully drawn.

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

We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment of goodwill and indefinite-lived intangible assets, we make assumptions regarding estimated net sales projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the business or small changes in other key assumptions may result in future impairment charges, which could have a material adverse impact on our results of operations. We had goodwill and indefinite-lived intangible assets of approximately $438.0 million and $161.0 million and $717.0 million and $161.0 million as of December 31, 2020 and 2019, respectively. There was a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. There were no goodwill impairment charges for the years ended December 31, 2019 and 2018. There were also no impairment charges for indefinite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018.

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

Risks Related to Laws and Regulations

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

We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. The change in administration in the United States may lead to new tax legislative initiatives. As any tax reform may result in further changes in tax laws and related regulations, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

Other Risks Related to Our Business

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 125 High Street, Boston, Massachusetts 02110. The following table describes the approximate building areas in square feet, principal uses and the years of expiration on leased premises of our significant operating properties as of December 31, 2020. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

	Expiration	Approximate	Principal use	Segment
Location	year	area	of space	used by
Owned Premises:
Indianapolis, Indiana	Owned	491,779	Warehouse	Both segments
Troy, Missouri	Owned	575,000	Warehouse	Education
Leased Premises:
Boston, Massachusetts (Corporate office)	2033	194,946	Office	Both segments
Orlando, Florida	2029	111,073	Office	Education
Evanston, Illinois	2027	60,522	Office	Education
Geneva, Illinois	2022	513,512	Office and warehouse	Education
Portsmouth, New Hampshire (a)	2021	25,352	Office	Education
New York, New York	2027	101,441	Office	Both segments
Austin, Texas	2028	87,570	Office	Education
Dublin, Ireland	2025	28,994	Office	Education
Orlando, Florida	2025	25,400	Warehouse	Both segments
St Charles, Illinois	2024	26,029	Office	Education

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

While management believes there is a reasonable possibility we may incur a loss associated with the existing legal actions, claims and litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover all events or that the limits of such coverage will be sufficient to fully cover all potential liabilities thereunder. Refer to Note 15 of the Consolidated Financial Statements included in Item 8. for a discussion of such matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information. Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HMHC”.

Holders. As of February 1, 2021, there were approximately six stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

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

Performance Graph. The graph below matches the cumulative return of holders of the Company’s common stock with the cumulative returns of the Nasdaq Composite index, the Russell 2000 index, and a Peer Group index of certain public companies in the educational space, comprised of Pearson PLC, Scholastic Corporation, Stride Inc. (formerly K-12 Inc.), and John Wiley & Sons, Inc. The graph assumes that the value of the investment in the Company’s common stock, in each index (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through February 1, 2021. All prices reflect closing prices on the last day of trading at the end of each period. Notwithstanding any general incorporation by reference of this Annual Report on Form 10-K into any other document, the information contained in the graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except: (i) as expressly required by applicable law or regulation; or (ii) to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent sales of unregistered securities. There have been no sales of unregistered securities by the Company in the three-year period ended December 31, 2020.

Issuer Purchases of Equity Securities

There were no purchases of equity securities in the fourth quarter of 2020 and for the year ended December 31, 2020.

Item 6. Selected Financial Data

The following table summarizes the consolidated historical financial data of Houghton Mifflin Harcourt Company. We derived the consolidated historical financial data as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 from our audited consolidated financial statements included in this Annual Report on Form 10-K. We derived the consolidated historical financial statement data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2017 and 2016 from our consolidated financial statements for such years, which are not included in this Annual Report on Form 10-K. The sale of the Riverside Business on October 1, 2018 is considered a Discontinued Operation and accordingly, all results of the Riverside Business have been removed from continuing operations for all periods presented. Historical results for any prior period are not necessarily indicative of results to be expected in any future period. The data set forth in the following table should be read together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

	Years Ended December 31,
	2020 (1)	2019 (1)	2018 (1)	2017	2016
Operating Data:
Net sales	$1,031,292	$1,390,674	$1,322,417	$1,327,029	$1,291,978
Cost and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	497,816	668,108	581,467	588,518	578,317
Publishing rights amortization	20,056	26,557	34,713	46,238	61,351
Pre-publication amortization	126,180	149,515	109,257	119,908	121,866
Cost of sales	644,052	844,180	725,437	754,664	761,534
Selling and administrative	478,101	662,606	649,295	636,326	681,170
Other intangible asset amortization	25,585	25,310	26,933	29,248	26,375
Impairment charge for goodwill, pre-publication costs and intangible assets	279,000	—	—	3,980	130,205
Restructuring/severance and other charges	33,643	21,742	11,478	37,952	15,371
Gain on sale of assets	—	—	(201)	—	—
Operating loss	(429,089)	(163,164)	(90,525)	(135,141)	(322,677)
Other income (expense)
Retirement benefits non-service (expense) income	(856)	167	1,280	3,486	4,253
Interest expense	(65,959)	(48,778)	(45,680)	(42,805)	(39,181)
Interest income	899	3,157	2,550	1,338	518
Change in fair value of derivative instruments	672	(899)	(1,374)	1,366	(614)
Gain on investments	2,091	—	—	—	—
Income from transition services agreement	—	4,248	1,889	—	—
Loss on extinguishment of debt	—	(4,363)	—	—	—
Loss from continuing operations before taxes	(492,242)	(209,632)	(131,860)	(171,756)	(357,701)
Income tax expense (benefit) for continuing operations	(12,404)	4,201	5,597	(51,419)	(51,556)
Loss from continuing operations	(479,838)	(213,833)	(137,457)	(120,337)	(306,145)
Earnings from discontinued operations, net of tax	—	—	12,833	17,150	21,587
Gain on sale of discontinued operations, net of tax	—	—	30,469	—	—
Income from discontinued operations, net of tax	—	—	43,302	17,150	21,587
Net loss	$(479,838)	$(213,833)	$(94,155)	$(103,187)	$(284,558)
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(3.82)	$(1.72)	$(1.11)	$(0.98)	$(2.50)
Discontinued operations	—	—	0.35	0.14	0.18
Net loss	$(3.82)	$(1.72)	$(0.76)	$(0.84)	$(2.32)
Weighted average shares outstanding: basic and diluted	125,455,487	124,152,984	123,444,943	122,949,064	122,418,474
Balance Sheet Data (as of period end):
Cash, cash equivalents and short-term investments	$281,200	$296,353	$303,198	$235,428	$306,943
Working capital (2)	69,105	157,944	218,586	126,567	209,982
Total assets (2)	2,021,126	2,513,172	2,495,124	2,439,830	2,604,307
Debt (short-term and long-term)	643,692	657,187	763,649	768,194	772,738
Stockholders’ equity	90,463	566,360	768,470	795,193	880,040
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	115,248	254,975	104,084	104,748	111,785
Investing activities	(112,271)	(96,320)	427	(193,895)	(106,117)
Financing activities	(18,130)	(115,667)	(4,124)	(7,330)	(37,960)
Other Data:
Capital expenditures:
Pre-publication capital expenditures	61,331	102,562	123,403	131,282	118,603
Property, plant, and equipment capital expenditures	50,940	37,561	53,741	55,092	103,152
Depreciation and intangible asset amortization	110,309	123,177	142,819	146,535	162,193

(1)	The 2018 amounts and all following years have been impacted by the January 1, 2018 adoption of the new revenue standard.
(2)	The 2020 and 2019 amounts have been impacted by the January 1, 2019 adoption of the new leases standard. Please refer to Note 9 included in Item 8. for further details.

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

Discussion and analysis of the year ended December 31, 2019 compared to the year ended December 31, 2018 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020.

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

Actions taken to mitigate the impact of COVID-19 on our business included: (1) director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020; (2) a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies; (3) reduced inventory purchasing; (4) deferral of long-term capital projects not directly contributing to billings in 2020; and (5) borrowing $150 million from our asset-backed credit facility as a pre-emptive measure to mitigate against capital market disruptions.  Further, we elected to defer the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

The majority of the HMH workforce has continued to work remotely subsequent to March 2020. The four-day work week furlough program along with director, executive, and senior leadership salary reductions that we announced in March 2020 ended by the end of July. The costs associated with ending the furlough program and the salary reductions were subsequently mitigated by the 2020 Restructuring Plan discussed below. We also repaid $50.0 million of our asset-backed credit facility at the end of June and repaid the remaining outstanding $100.0 million during July and currently have no drawn balance on our asset-backed credit facility. Further, the deferral of the payment of our employer payroll taxes allowed under the CARES Act during 2020 was repaid in full in December 2020.

Given the ongoing COVID-19 situation, our Education business will continue to be impacted during 2021, and significant uncertainty is likely to persist in the marketplace. Additionally, our HMH Books & Media business may continue to be impacted.

2020 Restructuring Plan

We are continuing to assess our cost structure amid the COVID-19 pandemic and in line with our Strategic Transformation Plan announced in the fourth quarter of 2019, discussed below, to ensure our cost structure is aligned to our net sales and long-term strategy. As part of this effort, on September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year.  Each of the employees received or will receive separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our previously disclosed Strategic Transformation Plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital-first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the 2020 restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, is approximately $33.6 million. These actions are aligned with our Strategic Transformation Plan launched in the fourth quarter of 2019 to streamline the cost structure of the Company.

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

Further, as part of the strategic transformation plan, we recorded an incremental $9.8 million inventory obsolescence charge in the fourth quarter of 2019 which is recorded in cost of sales in the statement of operations.

Other Events

In November 2020, the Company announced that it will explore a potential sale of the HMH Books and Media segment. Such a sale would be intended to build on the Company’s other strategic restructuring efforts and further align its cost structure to its digital-first strategy.

Key Aspects and Trends of Our Operations

Business Segments

We are organized along two business segments: Education and HMH Books & Media (formerly referred to as Trade Publishing). Our Education segment is our largest segment and represented approximately 81%, 87% and 85% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively. Our HMH Books & Media segment represented approximately 19%, 13% and 15% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively. The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments, such as legal, accounting, treasury, human resources and executive functions.

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

Our HMH Books & Media segment sells works of fiction and non-fiction in the General Interest and Young Reader’s categories, dictionaries and other reference works. While print remains the primary format in which trade books are produced and distributed, the market for trade titles in digital format, primarily ebooks, generally represents approximately 10% of our annual HMH Books & Media net sales. Further, HMH Books & Media licenses content to other publishers along with media companies.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Florida called for K-12 English Language Arts materials in 2020 for purchase beginning in 2021 and has called for K-12 Mathematics for review in 2021 and purchase beginning in 2022. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2019 legislative session appropriated funds for purchases in 2019 and 2020. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. We do not currently have contracts with these states for future instructional materials adoptions and there is no guarantee that our programs will be accepted by the state.

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

We employ different pricing models to serve various customer segments, including institutions, government agencies, consumers and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $25.6 million for the year ended December 31, 2020) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising along with depreciation.

Other intangible asset amortization

Our other intangible asset amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 6 to 25 years. The expense for the year ended December 31, 2020 was $25.6 million.

Interest expense

Our interest expense includes interest accrued on our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and our previous $800.0 million term loan credit facility (“previous term loan facility”) along with, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the year ended December 31, 2020 was $66.0 million.

Results of Operations

Consolidated Operating Results for the Years Ended December 31, 2020 and 2019

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
(dollars in thousands)	2020	2019	change	Change
Net sales	$1,031,292	$1,390,674	$(359,382)	(25.8)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	497,816	668,108	(170,292)	(25.5)%
Publishing rights amortization	20,056	26,557	(6,501)	(24.5)%
Pre-publication amortization	126,180	149,515	(23,335)	(15.6)%
Cost of sales	644,052	844,180	(200,128)	(23.7)%
Selling and administrative	478,101	662,606	(184,505)	(27.8)%
Other intangible asset amortization	25,585	25,310	275	1.1%
Impairment charge for goodwill	279,000	—	279,000	NM
Restructuring/severance and other charges	33,643	21,742	11,901	54.7%
Operating loss	(429,089)	(163,164)	(265,925)	NM
Other income (expense):
Retirement benefits non-service (expense) income	(856)	167	(1,023)	NM
Interest expense	(65,959)	(48,778)	(17,181)	(35.2)%
Interest income	899	3,157	(2,258)	(71.5)%
Change in fair value of derivative instruments	672	(899)	1,571	NM
Gain on investments	2,091	—	2,091	NM
Income from transition services agreement	—	4,248	(4,248)	NM
Loss on extinguishment of debt	—	(4,363)	4,363	NM
Loss before taxes	(492,242)	(209,632)	(282,610)	NM
Income tax (benefit) expense	(12,404)	4,201	(16,605)	NM
Net loss	$(479,838)	$(213,833)	$(266,005)	NM

NM = not meaningful

Net sales for the year ended December 31, 2020 decreased $359.4 million, or 25.8%, from $1,390.7 million in 2019 to $1,031.3 million. The net sales decrease was driven by a $371.1 million decrease in our Education segment, offset by a $11.7 million increase in our HMH Books & Media segment. Within our Education segment, the decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $252.0 million from $632.0 million in 2019 to $380.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, Calkins and LLI Leveled Literacy products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic in 2020. Also, contributing to the decrease was lower professional services with the decline of the in-person learning environment as a result of the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $119.0 million from $578.0 million in 2019 to $459.0 million, primarily due to the smaller new adoption market opportunity in Texas ELA, along with impacts of the COVID-19 pandemic. Within our HMH Books & Media segment, the increase in net sales was primarily due to $9.6 million of licensing revenue from a new production series, a $3.4 million increase in licensing revenue attributed to the Carmen Sandiego series on Netflix, and strong net sales of the frontlist titles The 99% Invisible City, Compromised and Defined Dish. Offsetting the aforementioned, was lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 pandemic and the corresponding delay in releases of new frontlist titles.

Operating loss for the year ended December 31, 2020 unfavorably changed from a loss of $163.2 million in 2019 to a loss of $429.1 million, due primarily to the following:

•	A $359.4 million decrease in net sales;
•	An impairment charge for goodwill in 2020 of $279.0 million. This non-cash impairment is a direct result of the adverse impact that the COVID-19 pandemic has had on the Company;
•	A $11.9 million increase in costs associated with our restructuring/severance and other charges due to $33.6 million of severance costs associated with the 2020 Restructuring Plan;

Partially offset by:

•

A $184.5 million decrease in selling and administrative expenses, primarily due to lower labor costs of $77.0 million, resulting from cost savings associated with our employee furlough initiative, which began in April and ceased at the end of July, in response to COVID-19, our 2020 Restructuring Plan and a freeze on hiring. Also, there was a decrease of $52.0 million of variable expenses such as commissions and transportation due to lower billings. Further, there were lower discretionary costs of $44.0 million primarily related to travel and expense reduction measures and marketing along with lower depreciation expense of $11.0 million;

•

A $170.3 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $668.1 million in 2019 to $497.8 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, was essentially flat year over year; and

•

A $29.6 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization.

Retirement benefits non-service (expense) income for the year ended December 31, 2020 changed unfavorably by $1.0 million due to the recognition of a $1.1 million settlement charge related to the pension plan during 2020.

Interest expense for the year ended December 31, 2020 increased $17.2 million from $48.8 million in 2019 to $66.0 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.4 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the year ended December 31, 2020 decreased $2.3 million from $3.2 million in 2019 to $0.9 million, primarily due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the year ended December 31, 2020 favorably changed by $1.6 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the year ended December 31, 2020 was $2.1 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the year ended December 31, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019. We had no income from transition services agreement for the year ended December 31, 2020.

Loss on extinguishment of debt for the year ended December 31, 2019 consisted of a $3.4 million write-off related to unamortized deferred financing fees associated with the portion of our previous term loan facility that was accounted for as an extinguishment. Further, there was a $1.0 million write off of the remaining balance of the debt discount associated with the previous term loan facility. We had no loss on extinguishment of debt for the year ended December 31, 2020.

Income tax (benefit) expense for the year ended December 31, 2020 decreased $16.6 million, from an expense of $4.2 million in 2019, to a benefit of $12.4 million. The change was due to an income tax benefit primarily due to the impairment charge on goodwill, which reduced related deferred tax liabilities. The effective tax rate was 2.5% and (2.0%) for the years ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, gain or losses on investments, non-cash charges and impairment charges, or levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, inventory obsolescence related to our strategic transformation plan, acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net loss	$(479,838)	$(213,833)
Interest expense	65,959	48,778
Interest income	(899)	(3,157)
Provision (benefit) for income taxes	(12,404)	4,201
Depreciation expense	50,715	61,475
Amortization expense—film asset	13,953	9,835
Amortization expense	171,821	201,382
Non-cash charges—goodwill impairment	279,000	—
Non-cash charges—stock-compensation	11,573	13,968
Non-cash charges— (gain) loss on derivative instruments	(672)	899
Inventory obsolescence related to strategic transformation plan	—	9,758
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	1,080	6,327
Restructuring/severance and other charges	33,643	21,742
Gain on investments	(2,091)	—
Loss on extinguishment of debt	—	4,363
Adjusted EBITDA	$131,840	$165,738

Segment Operating Results

Results of Operations—Comparing Years Ended December 31, 2020 and 2019

Education

			2020 vs. 2019
	Years Ended December 31,		Dollar	Percent
	2020	2019	change	change
Net sales	$839,553	$1,210,646	$(371,093)	(30.7)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	368,876	547,094	(178,218)	(32.6)%
Publishing rights amortization	14,800	20,611	(5,811)	(28.2)%
Pre-publication amortization	125,966	148,850	(22,884)	(15.4)%
Cost of sales	509,642	716,555	(206,913)	(28.9)%
Selling and administrative	360,755	520,153	(159,398)	(30.6)%
Impairment charge for goodwill	279,000	—	279,000	NM
Other intangible asset amortization	22,948	19,878	3,070	15.4%
Operating loss	$(332,792)	$(45,940)	$(286,852)	NM
Net loss	$(332,792)	$(45,940)	$(286,852)	NM
Adjustments from net loss to Education segment Adjusted EBITDA
Depreciation expense	$35,940	$43,749	$(7,809)	(17.8)%
Amortization expense	163,714	189,340	(25,626)	(13.5)%
Inventory obsolescence related to strategic transformation plan	—	9,758	(9,758)	NM
Impairment charge for goodwill	279,000	—	279,000	NM
Education segment Adjusted EBITDA	$145,862	$196,907	$(51,045)	(25.9)%

NM = not meaningful

Our Education segment net sales for the year ended December 31, 2020 decreased $371.1 million, or 30.7%, from $1,210.6 million in 2019 to $839.6 million. The net sales decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $252.0 million from $632.0 million in 2019 to $380.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, Calkins and LLI Leveled Literacy products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic in 2020. Also, contributing to the decrease was lower professional services with the decline of the in-person learning environment as a result of the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $119.0 million from $578.0 million in 2019 to $459.0 million, primarily due to the smaller new adoption market opportunity in Texas ELA, along with the COVID-19 pandemic.

Our Education segment cost of sales for the year ended December 31, 2020 decreased $206.9 million, or 28.9%, from $716.6 million in 2019 to $509.6 million. Our cost of sales, excluding publishing rights and pre-publication amortization, decreased $178.2 million from $547.1 million in 2019 to $368.9 million, largely due to the decline in net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased year over year from 45.2% to 43.9%. Pre-publication amortization decreased by $22.9 million from 2019 primarily due to the timing and large amount of 2019 major product releases, and publishing rights amortization decreased $5.8 million attributed to our use of accelerated amortization methods.

Our Education segment selling and administrative expense for the year ended December 31, 2020 decreased $159.4 million, or 30.6%, from $520.2 million in 2019 to $360.8 million. The decrease was driven by lower labor costs primarily attributed to cost savings associated with our employee furlough initiative in response to the COVID-19 pandemic and our 2020 Restructuring Plan and a freeze on hiring. Further, lower variable expenses such as commissions, samples, transportation, and depository fees attributed to lower billings from the prior year and lower discretionary spending due to travel reductions and cost reductions throughout the Company.

Our Education segment other intangible asset amortization expense for the year ended December 31, 2020 increased $3.1 million from 2019, due to accelerated amortization of certain intangible assets.

Our Education segment Adjusted EBITDA for the year ended December 31, 2020 decreased $51.0 million, or 25.9%, from $196.9 million in 2019 to $145.9 million. Our Education segment Adjusted EBITDA excludes depreciation, amortization, inventory obsolescence related to our strategic transformation plan and goodwill impairment charges. The decrease is due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in Education segment Adjusted EBITDA.

HMH Books & Media

			2020 vs. 2019
	Years Ended December 31,		Dollar	Percent
	2020	2019	change	change
Net sales	$191,739	$180,028	$11,711	6.5%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	128,940	121,014	7,926	6.5%
Publishing rights amortization	5,256	5,946	(690)	(11.6)%
Pre-publication amortization	214	665	(451)	(67.8)%
Cost of sales	134,410	127,625	6,785	5.3%
Selling and administrative	50,507	55,071	(4,564)	(8.3)%
Other intangible asset amortization	2,637	5,432	(2,795)	(51.5)%
Operating income (loss)	$4,185	$(8,100)	$12,285	NM
Net income (loss)	$4,185	$(8,100)	$12,285	NM
Adjustments from net income (loss) to HMH Books & Media segment Adjusted EBITDA
Depreciation expense	$382	$1,131	$(749)	(66.2)%
Amortization expense film asset	13,953	9,835	4,118	41.9%
Amortization expense	8,107	12,042	(3,935)	(32.7)%
HMH Books & Media segment Adjusted EBITDA	$26,627	$14,908	$11,719	78.6%

NM = not meaningful

Our HMH Books & Media segment net sales for the year ended December 31, 2020 increased $11.7 million, or 6.5%, from $180.0 million in 2019 to $191.7 million. The increase in net sales was primarily due to $9.6 million of licensing revenue from a new production series, a $3.4 million increase in licensing revenue attributed to the Carmen Sandiego series on Netflix, and strong net sales of the frontlist titles The 99% Invisible City, Compromised and Defined Dish. Offsetting the aforementioned, was lower net sales of both Adult and Young Reader’s categories due to the closure of bookstores during the COVID-19 pandemic and the corresponding delay in releases of certain new frontlist titles.

Our HMH Books & Media segment cost of sales for the year ended December 31, 2020 increased $6.8 million, or 5.3%, from $127.6 million in 2019 to $134.4 million. The majority of the increase was driven by our cost of sales, excluding publishing rights and pre-publication amortization, which increased $7.9 million due to higher net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of net sales, remained essentially flat.

Our HMH Books & Media segment selling and administrative expense for the year ended December 31, 2020 decreased $4.6 million from $55.1 million in 2019, to $50.5 million. The decrease was due to labor savings associated with our employee furlough initiative in response to the COVID-19 pandemic, and our 2020 Restructuring Plan and a freeze on hiring.

Our HMH Books & Media segment other intangible asset amortization expense for the year ended December 31, 2020, decreased $2.8 million from 2019, due to certain definite-lived intangible assets being fully amortized in 2019.

Our HMH Books & Media segment Adjusted EBITDA for the year ended December 31, 2020 changed favorably from $14.9 million in 2019 to $26.6 million due to the identified factors impacting net sales, cost of sales and selling and administrative expenses after removing those items not included in our HMH Books & Media segment Adjusted EBITDA. Our HMH Books & Media segment Adjusted EBITDA excludes depreciation and amortization.

Corporate and Other

			2020 vs. 2019
	Years Ended December 31,		Dollar	Percent
	2020	2019	change	change
Net sales	$—	$—	$—	$—
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	—	—	—	—
Publishing rights amortization	—	—	—	—
Pre-publication amortization	—	—	—	—
Cost of sales	—	—	—	—
Selling and administrative	66,839	87,382	(20,543)	(23.5)%
Restructuring/severance and other charges	33,643	21,742	11,901	54.7%
Operating loss	$(100,482)	$(109,124)	$8,642	7.9%
Retirement benefits non-service (expense) income	(856)	167	(1,023)	NM
Interest expense	(65,959)	(48,778)	(17,181)	(35.2)%
Interest income	899	3,157	(2,258)	(71.5)%
Change in fair value of derivative instruments	672	(899)	1,571	NM
Gain on investments	2,091	—	2,091	NM
Income from transition services agreement	—	4,248	(4,248)	NM
Loss on extinguishment of debt	—	(4,363)	4,363	NM
Loss before taxes	(163,635)	(155,592)	(8,043)	(5.2)%
Income tax (benefit) expense	(12,404)	4,201	(16,605)	NM
Net loss	$(151,231)	$(159,793)	$8,562	5.4%
Adjustments from net loss to Corporate and Other Adjusted EBITDA
Interest expense	$65,959	$48,778	$17,181	35.2%
Interest income	(899)	(3,157)	2,258	71.5%
Provision for income taxes	(12,404)	4,201	(16,605)	NM
Depreciation expense	14,393	16,595	(2,202)	(13.3)%
Non-cash charges—loss on derivative instruments	(672)	899	(1,571)	NM
Non-cash charges—stock compensation	11,573	13,968	(2,395)	(17.1)%
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	1,080	6,327	(5,247)	(82.9)%
Severance, separation costs and facility closures	33,643	21,742	11,901	54.7%
Loss on extinguishment of debt	—	4,363	(4,363)	NM
Gain on investments	(2,091)	—	(2,091)	NM
Corporate and Other Adjusted EBITDA	$(40,649)	$(46,077)	$5,428	11.8%

NM= not meaningful

The Corporate and Other category represents certain general overhead costs not fully allocated to the business segments such as legal, accounting, treasury, human resources, technology and executive functions along with restructuring, severance and other non-operating costs.

Our selling and administrative expense for the Corporate and Other category for the year ended December 31, 2020 decreased $20.5 million from $87.4 million in 2019 to $66.8 million, primarily attributed to labor savings associated with our employee furlough initiative in response to the COVID-19 pandemic and our 2020 Restructuring Plan and a freeze on hiring. Additionally, selling and administrative expenses were lower due to lower stock compensation charges and depreciation.

Our restructuring/severance and other charges for the year ended December 31, 2020 increased by $11.9 million primarily due to $33.6 million of severance costs associated with the 2020 Restructuring Plan.

Retirement benefits non-service (expense) income for the year ended December 31, 2020 changed unfavorably by $1.0 million due to the recognition of a $1.1 million settlement charge related to the pension plan during 2020.

Interest expense for the year ended December 31, 2020 increased $17.2 million from $48.8 million in 2019 to $66.0 million, primarily due to our 2019 Refinancing during the fourth quarter of 2019. Further, there was an increase of $2.4 million of net settlement payments on our interest rate derivative instruments during 2020.

Interest income for the year ended December 31, 2020 decreased $2.3 million from $3.2 million in 2019 to $0.9 million, primarily due to lower interest rates on our money market funds in 2020.

Change in fair value of derivative instruments for the year ended December 31, 2020 favorably changed by $1.6 million due to foreign exchange forward contracts executed on the Euro that were favorably impacted by the weakening of the U.S. dollar against the Euro.

Gain on investments for the year ended December 31, 2020 was $2.1 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the year ended December 31, 2019 was $4.2 million and was related to transition service fees under the transition services agreement with the purchaser of our Riverside Business pursuant to which we performed certain support functions through September 30, 2019. We had no income from transition services agreement for the year ended December 31, 2020.

Loss on extinguishment of debt for the year ended December 31, 2019 consisted of a $3.4 million write-off related to unamortized deferred financing fees associated with the portion of our previous term loan facility that was accounted for as an extinguishment. Further, there was a $1.0 million write off of the remaining balance of the debt discount associated with the previous term loan facility. We had no loss on extinguishment of debt for the year ended December 31, 2020.

Income tax (benefit) expense for the year ended December 31, 2020 decreased $16.6 million, from an expense of $4.2 million in 2019, to a benefit of $12.4 million. The change was due to an income tax benefit primarily due to the impairment charge on goodwill, which reduced related deferred tax liabilities. The effective tax rate was 2.5% and (2.0%) for the years ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA for the Corporate and Other category for the year ended December 31, 2020 favorably changed $5.4 million, or 11.8%, from a loss of $46.1 million in 2019 to a loss of $40.6 million. Our Adjusted EBITDA for the Corporate and Other category excludes interest, taxes, depreciation, derivative instruments charges, equity compensation charges, acquisition/disposition-related activity, gains or losses on investments, restructuring costs, and loss on extinguishment of debt. The favorable change in our Adjusted EBITDA for the Corporate and Other category was due to the factors described above after removing those items not included in Adjusted EBITDA for the Corporate and Other category.

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year. Moreover, uncertainty resulting from the COVID-19 pandemic may result in not following this historic pattern.

Approximately 81% of our net sales for the year ended December 31, 2020 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 66% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

The following table is indicative of the seasonality of our business and the related results:

Quarterly Results of Operations

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(in thousands)	2019	2019	2019	2019	2020	2020	2020	2020
Education segment	$153,844	$349,801	$517,614	$189,387	$151,585	$216,063	$330,926	$140,979
HMH Books & Media segment	40,791	39,095	48,054	52,088	38,340	35,153	55,664	62,582
Net sales	194,635	388,896	565,668	241,475	189,925	251,216	386,590	203,561
Costs and expenses:
Cost of sales, excluding publishing rights and pre- publication amortization	96,055	190,831	246,527	134,695	90,012	124,360	182,767	100,677
Publishing rights amortization	7,605	6,271	6,341	6,340	5,825	4,709	4,761	4,761
Pre-publication amortization	33,082	35,739	39,319	41,375	30,638	31,758	31,647	32,137
Cost of sales	136,742	232,841	292,187	182,410	126,475	160,827	219,175	137,575
Selling and administrative	151,983	175,266	188,957	146,400	133,353	106,329	127,324	111,095
Impairment charge for goodwill	—	—	—	—	262,000	—	—	17,000
Other intangible asset amortization	6,524	6,612	6,383	5,791	6,273	6,272	6,274	6,766
Restructuring/severance and other charges	1,221	4,430	270	15,821	—	—	33,545	98
Operating (loss) income	(101,835)	(30,253)	77,871	(108,947)	(338,176)	(22,212)	272	(68,973)
Other income (expense)
Retirement benefits non-service (expense) income	42	42	41	42	61	61	61	(1,039)
Interest expense	(11,582)	(11,963)	(11,597)	(13,636)	(16,783)	(17,482)	(16,168)	(15,526)
Interest income	1,092	97	509	1,459	766	75	32	26
Change in fair value of derivative instruments	(450)	16	(737)	272	(380)	120	432	500
Gain on investments	—	—	—	—	—	—	1,738	353
Income from transition services agreement	1,826	1,851	571	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	(4,363)	—	—	—	—
(Loss) income before taxes	(110,907)	(40,210)	66,658	(125,173)	(354,512)	(39,438)	(13,633)	(84,659)
Income tax expense (benefit)	6,455	403	(2,602)	(55)	(8,539)	(1,270)	(1,081)	(1,514)
Net (loss) income	$(117,362)	$(40,613)	$69,260	$(125,118)	$(345,973)	$(38,168)	$(12,552)	$(83,145)

During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment of $262.0 million and related income tax benefit in the first quarter of 2020. Management believes these adjustments are not material to the current period financial statements or any prior periods.

Liquidity and Capital Resources

	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$281,200	$296,353
Current portion of long-term debt	19,000	19,000
Long-term debt, net of discount and issuance costs	624,692	638,187
Revolving credit facility	—	—
Borrowing availability under revolving credit facility	104,806	161,961

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$115,248	$254,975
Net cash used in investing activities	(112,271)	(96,320)
Net cash used in financing activities	(18,130)	(115,667)

Operating activities

Net cash provided by operating activities was $115.2 million for the year ended December 31, 2020, a $139.7 million decrease from the $255.0 million of net cash provided by operating activities for the year ended December 31, 2019. The decrease in cash provided by operating activities was primarily driven by unfavorable changes in net operating assets and liabilities of $78.4 million primarily due to changes in deferred revenue of $143.3 million and $29.3 million of royalties related to greater billings in 2019, accounts payable of $22.8 million related to timing of disbursements and severance and other charges of $3.4 million due to the 2020 Restructuring Plan, offset by favorable period over period inventory changes of $74.9 million, favorable period over period changes in accounts receivable of $12.4 million, an increase in operating lease liabilities of $15.3 million, pension and postretirement benefits of $8.2 million, interest payable of $3.5 million due to the timing of our 2019 refinancing and other assets and liabilities of $6.1 million. Additionally, operating profit, net of non-cash items, decreased by $61.4 million.

Investing activities

Net cash used in investing activities was $112.3 million for the year ended December 31, 2020, an increase of $16.0 million from the year ended December 31, 2019. The increase in cash used in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $50.0 million compared to 2019, offset by lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $27.8 million in connection with previously planned reductions in content development, and by the acquisition of a business for $5.4 million along with an investment in preferred stock of $0.8 million in 2019.

Financing activities

Net cash used in financing activities was $18.1 million for the year ended December 31, 2020, a decrease of $97.6 million from the year ended December 31, 2019. The decrease in cash used in financing activities was primarily due to a reduction in net debt principal repayments of $88.3 million in connection with the 2019 Refinancing along with payments of financing fees of $8.5 million related to our notes offering, term loan facility and revolving credit facility amendments in 2019. Additionally, there was a decrease in tax withholding payments related to net share settlements of restricted stock units of $2.0 million partially offset by lower net collections under the transition services agreement of $1.1 million.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.  As of December 31, 2020, we had $306.0 million ($297.6 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”).  As of December 31, 2020, we had $361.0 million ($346.1 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of December 31, 2020, the interest rate on the term loan facility was 7.25%.

The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.

The term loan facility does not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence based financial covenants as defined under our term loan facility.

The term loan facility contains customary mandatory prepayment requirements, including with respect to excess cash flow, proceeds from certain asset sales or dispositions of property, and proceeds from certain incurrences of indebtedness. To the extent that we are successful in the divestiture of our Books & Media business, we plan to utilize a portion of the proceeds to reduce our outstanding indebtedness, which will increase recurring free cash flow resulting from reduced interest expense. The term loan facility permits the Company to voluntarily prepay outstanding amounts at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans; provided, however, that any voluntary prepayment in connection with certain repricing transactions that occur before the date that is twelve months after the closing of the term loan facility shall be subject to a prepayment premium of 1.00% of the principal amount of the amounts prepaid.

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

We are subject to an excess cash flow provision under our term loan facility which is predicated upon our leverage ratio and cash flow. We were not required to make a payment under the excess cash flow provision in 2020 and 2019.

Revolving Credit Facility

On November 22, 2019, we entered into a second amended and restated revolving credit agreement that provides borrowing availability in an amount equal to the lesser of either $250.0 million or a borrowing base that is computed monthly or weekly and comprised of the Borrowers’ and the Guarantors’ eligible inventory and receivables (the “revolving credit facility”).

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of December 31, 2020, there were no amounts outstanding on the revolving credit facility. As of December 31, 2020, we had approximately $18.8 million of outstanding letters of credit and approximately $104.8 million of borrowing availability under the revolving credit facility. As of February 25, 2021, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of December 31, 2020, due to our level of borrowing availability.

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

General

We had $281.2 million of cash and cash equivalents and no short-term investments at December 31, 2020. We had $296.4 million of cash and cash equivalents and no short-term investments at December 31, 2019.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover as school districts become, or continue being, fully operational, either in-person, fully remote or hybrid, and we have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery. Based on the actions enacted in 2020, we have concluded we have sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

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

The critical accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

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

Physical product revenue is recognized when the customer obtains control of our product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenues from static digital content commence upon delivery to the customer of the digital entitlement that is required to access and download the content and is typically recognized at a point in time. Revenues from subscription software licenses, related hosting services and product support are recognized evenly over the license term as we believe this best represents the pattern of transfer to the customer. The perpetual software licenses provide the customer with a functional license to our products and their related revenues are recognized when the customer receives entitlement to the software. Revenue associated with the digital content hosting services related to perpetual licenses is recognized evenly over the contract term. The delivery/start date is the date access to the hosted content is granted. For the technical services provided to customers in connection with the software license, we recognize revenue upon delivery of the services. As the invoices are based on each day of service, this is directly linked to the transfer of benefit to the customer.

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

Allowance for Doubtful Accounts and Reserves for Book Returns

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables and develop those estimates to reflect the risk of credit loss. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends and specific facts and circumstances. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At the time we determine that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is written off. Reserves for book returns are based on historical return rates and sales patterns. We determine the required reserves by segregating our returns into the applicable product or sales channel pools. Returns in the K-12 market have been historically low. We have experienced higher returns with respect to sales to resellers, international sales and HMH Books & Media sales, which all result in a greater degree of risk and subjectivity when establishing the appropriate level of reserves for this customer base. We estimate the amount of returns using the expected value method to reduce transaction price at the time of the sale. The allowance for doubtful accounts and reserve for returns are reported as reductions of the accounts receivable balance and amounted to $4.0 million and $14.6 million, and $3.0 million and $16.7 million as of December 31, 2020 and 2019, respectively.

Inventories

Inventories are substantially stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title-level basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs. A change in sales trends, or strategic direction of our product development, could affect the estimated reserve. The inventory obsolescence reserve is reported as a reduction of the inventories balance and amounted to $64.8 million and $57.4 million as of December 31, 2020 and 2019, respectively.

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

Amortization expense related to pre-publication costs for the years ended December 31, 2020, 2019 and 2018 were $126.2 million, $149.5 million and $109.3 million, respectively.

 For the years ended December 31, 2020, 2019 and 2018, no pre-publication costs were deemed to be impaired.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets (certain tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include net sales growth rates and operating margins, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of certain individual assets and liabilities.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test for goodwill or we can perform the quantitative impairment test without performing the qualitative assessment. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

If the results of the quantitative test indicate the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference between the fair value of the reporting unit and the carrying value.

We estimate the total fair value of the Education reporting unit by using one or more various valuation techniques including an evaluation of our market capitalization and peer company multiples depending on the best approximation of fair value of the Education reporting unit in the current social and economic environment. With regard to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at December 31, 2020 and 2019, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. Adverse changes in our market capitalization or peer company multiples by an equivalent amount could give rise to an impairment.

We recorded a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. Refer to Note 2 of the consolidated financial statements for a discussion of the factors and circumstances leading to the goodwill impairment.

We completed our annual goodwill impairment tests as of October 1, 2020 and 2019. The fair value of the Education reporting unit was in excess of its carrying value by approximately 18% as of October 1, 2020 and 2019. There was no goodwill impairment for the years ended December 31, 2019 and 2018. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

We completed our annual indefinite-lived asset impairment tests as of October 1, 2020 and 2019. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2020, 2019 and 2018.

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience to estimate the likelihood of recovery. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis, with consideration given to the other titles in the author’s portfolio also earning against the outstanding advance. Any portion of a royalty advance that is not expected to be recovered is fully reserved. The reserve for royalty advances is reported as a reduction of the royalty advances to authors balance and amounted to $96.7 million and $119.7 million as of December 31, 2020 and 2019, respectively.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2020, 2019 and 2018. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of December 31, 2020, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

Contractual Obligations

The following table provides information with respect to our estimated commitments and obligations as of December 31, 2020 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Term loan due November 22, 2024 (1)	$361,000	$19,000	$38,000	$304,000	$—
Interest payable on term loan due November 22, 2024 (2)	92,177	25,540	46,950	19,687	—
9.0% senior secured notes due February 15, 2025	306,000	—	—	306,000	—
Interest payable on 9.0% senior secured notes due February 15, 2025	123,701	27,464	54,927	41,310	—
Revolver commitment fees	11,033	2,794	5,642	2,597	—
Operating leases (3)	295,393	30,955	64,385	68,817	131,236
Purchase obligations (4)	39,317	24,599	13,249	1,469	—
Total cash contractual obligations	$1,228,621	$130,352	$223,153	$743,880	$131,236

(1)	The term loan facility principal amortizes at a rate of 5.0% per annum of the original $380.0 million amount.
(2)	As of December 31, 2020, the interest rate was 7.25%.
(3)	Represents minimum lease payments under non-cancelable operating leases.
(4)

Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, and outsourcing arrangements.

In addition to the payments described above, we have employee benefit obligations that require future payments. For example, we expect to make $4.8 million of contributions in 2021 relating to our pension and postretirement benefit plans. We expect to periodically draw and repay borrowings under the revolving credit facility. We believe that we will be able to meet our cash interest obligations on our outstanding debt when they are due and payable.

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

As of December 31, 2020, we had $361.0 million ($346.1 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $3.6 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of December 31, 2020, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We have no outstanding interest rate derivative contracts as of December 31, 2020.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of December 31, 2020 and 2019. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Houghton Mifflin Harcourt Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Houghton Mifflin Harcourt Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Goodwill Impairment Assessments – Education Reporting Unit

As described in Notes 2, 3, and 7 to the consolidated financial statements, the Company’s goodwill balance was $438.0 million as of December 31, 2020. Management performs an impairment test to assess the carrying value of goodwill on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. During the three months ended March 31, 2020, the Company’s stock price declined to historical lows since its 2013 initial public offering. Management determined that the significant decline in the market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event. Based on the interim impairment assessment as of March 31, 2020, management concluded that the goodwill, which is wholly attributed to the Education reporting unit, was impaired and, accordingly, recorded a goodwill impairment charge of $279.0 million. Additionally, as of September 30, 2020, with the continuation of the COVID-19 pandemic and the associated downward pressure on the Company’s billings, management concluded that impairment triggering events existed. Management estimated the fair value of the Education reporting unit as of September 30, 2020 and concluded that no impairment existed. Management completed their annual goodwill impairment test as of October 1, 2020 and did not identify an impairment. Management utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit for each impairment assessment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. The relevant inputs and assumptions used in the valuation of the Education reporting unit for each impairment assessment include the Company’s market capitalization as of the date of each assessment, selection of a control premium, and determination of an appropriate market multiple to value the HMH Books & Media reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Education reporting unit is a critical audit matter are the significant judgment by management in the selection of the control premium and the determination of the fair value of the HMH Books & Media reporting unit, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions relating to the selection of the control premium and the determination of the market multiple utilized to value the HMH Books & Media reporting unit. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the reporting units. These procedures also included, among others, testing management’s process to determine the fair value of the reporting units by (i) assessing the appropriateness of the method utilized to calculate the fair value of the Education reporting unit, (ii) testing the completeness and accuracy of the underlying data used in the method, and (iii) evaluating the significant assumptions used by management related to the selection of the control premium and the determination of the market multiple utilized to value the HMH Books & Media reporting unit. Evaluating management’s assumptions related to the control premium and the determination of the market multiple utilized to value the HMH Books & Media reporting unit involved evaluating whether the assumptions used by management were reasonable considering relevant market data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s implied market value method and the significant assumptions related to the control premium and the determination of the market multiple utilized to value the HMH Books & Media reporting unit.

Indefinite-Lived Intangible Asset Impairment Analyses - Trademarks and Tradenames

As described in Notes 2 and 7 to the consolidated financial statements, as of December 31, 2020, the Company’s indefinite-lived intangible asset balance was $161.0 million and relates to trademarks and tradenames. Management performs an impairment test to assess the carrying value of indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. As a result of the triggering events identified in the first and third quarters described in the critical audit matter above, management performed quantitative impairment analyses over the indefinite-lived intangible assets. The recoverability was evaluated using a one-step process whereby management determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. Management estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in the discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate, and a discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment analyses for trademarks and tradenames is a critical audit matter are the significant judgment by management when developing the fair value estimates of the trademarks and tradenames, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to future net sales, the long-term growth rate, the royalty rate, and the discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademarks and tradenames impairment analyses, including controls over the valuation of the trademarks and tradenames. These procedures also included, among others, testing management’s process to develop the fair value of trademarks and tradenames by (i) assessing the appropriateness of management’s relief-from-royalty discounted cash flow analyses for estimating fair value of the trademarks and tradenames, (ii) testing the completeness and accuracy of the underlying data used in the analyses, and (iii) evaluating the significant assumptions used by management related to future net sales, the long-term growth rate, the royalty rate, and the discount rate. Evaluating management’s assumptions related to future net sales and the long-term growth rate involved evaluating whether the assumptions used by management were reasonable considering the past performance of the business, relevant market data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow analyses and significant assumptions related to the royalty rate and the discount rate.

Reserve for Royalty Advances to Authors

As described in Notes 3 and 20 to the consolidated financial statements, royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis, with consideration given to the other titles in the author’s portfolio also earning against the outstanding advance. Any portion of a royalty advance that is not expected to be recovered is fully reserved. The reserve for royalty advances is reported as a reduction of the royalty advances to authors balance and was $96.7 million as of December 31, 2020.

The principal considerations for our determination that performing procedures relating to the reserve for royalty advances to authors is a critical audit matter are the significant judgment by management to determine the reserve for royalty advances, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to management’s estimate of the reserve for royalty advances to authors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the reserve for royalty advances to authors. These procedures also included, among others, testing management’s process to determine the reserve for royalty advances by (i) evaluating the appropriateness of management’s process for estimating its reserve for royalty advances to authors, (ii) assessing the reasonableness of significant assumptions used by management in developing the estimate related to the ability of an author’s portfolio to generate future sales, which included evaluating comparable historical sales volumes and other relevant external data, and (iii) testing the completeness and accuracy of the underlying data relating to historical sales used by management to develop their estimate. Evaluating the assumptions related to the estimate of the reserve for royalty advances to authors involved evaluating, on a sample basis, whether the assumptions used were reasonable considering the historical sales experience and the ability of an author’s portfolio to generate future sales.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditor since 2003.

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

	December 31,
(in thousands of dollars, except share information)	2020	2019
Assets
Current assets
Cash and cash equivalents	$281,200	$296,353
Accounts receivable, net of allowances for bad debts and book returns of $18.6 million and $19.7 million, respectively	152,832	184,425
Inventories	166,963	213,059
Prepaid expenses and other assets	19,931	19,257
Total current assets	620,926	713,094

Property, plant, and equipment, net	93,202	100,388
Pre-publication costs, net	203,149	268,197
Royalty advances to authors, net	42,485	44,743
Goodwill	437,977	716,977
Other intangible assets, net	428,584	474,225
Operating lease assets	126,850	132,247
Deferred income taxes	2,415	2,520
Deferred commissions	30,659	29,291
Other assets	34,879	31,490
Total assets	$2,021,126	$2,513,172
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19,000	$19,000
Accounts payable	49,104	52,128
Royalties payable	50,771	72,985
Salaries, wages, and commissions payable	21,944	54,938
Deferred revenue	342,605	305,285
Interest payable	11,017	3,826
Severance and other charges	19,590	12,407
Accrued pension benefits	1,593	—
Accrued postretirement benefits	1,555	1,571
Operating lease liabilities	9,669	8,685
Other liabilities	24,973	24,325
Total current liabilities	551,821	555,150

Long-term debt, net of discount and issuance costs	624,692	638,187
Operating lease liabilities	132,014	134,994
Long-term deferred revenue	562,679	542,821
Accrued pension benefits	24,061	23,648
Accrued postretirement benefits	16,566	15,113
Deferred income taxes	16,411	30,871
Other liabilities	2,419	6,028
Total liabilities	1,930,663	1,946,812
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 150,459,034 and 148,928,328 shares issued at December 31, 2020 and 2019, respectively; 125,882,000 and 124,351,294 shares outstanding at December 31, 2020 and 2019, respectively	1,505	1,489
Treasury stock, 24,577,034 shares as of December 31, 2020 and 2019, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,918,542	4,906,165
Accumulated deficit	(4,255,830)	(3,775,992)
Accumulated other comprehensive loss	(55,724)	(47,272)
Total stockholders’ equity	90,463	566,360
Total liabilities and stockholders’ equity	$2,021,126	$2,513,172

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2020	2019	2018
Net sales	$1,031,292	$1,390,674	$1,322,417
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication Amortization	497,816	668,108	581,467
Publishing rights amortization	20,056	26,557	34,713
Pre-publication amortization	126,180	149,515	109,257
Cost of sales	644,052	844,180	725,437
Selling and administrative	478,101	662,606	649,295
Other intangible asset amortization	25,585	25,310	26,933
Impairment charge for goodwill	279,000	—	—
Restructuring/severance and other charges	33,643	21,742	11,478
Gain on sale of assets	—	—	(201)
Operating loss	(429,089)	(163,164)	(90,525)
Other income (expense)
Retirement benefits non-service (expense) income	(856)	167	1,280
Interest expense	(65,959)	(48,778)	(45,680)
Interest income	899	3,157	2,550
Change in fair value of derivative instruments	672	(899)	(1,374)
Gain on investments	2,091	—	—
Income from transition services agreement	—	4,248	1,889
Loss on extinguishment of debt	—	(4,363)	—
Loss from continuing operations before taxes	(492,242)	(209,632)	(131,860)
Income tax (benefit) expense for continuing operations	(12,404)	4,201	5,597
Loss from continuing operations	(479,838)	(213,833)	(137,457)
Earnings from discontinued operations, net of tax	—	—	12,833
Gain on sale of discontinued operations, net of tax	—	—	30,469
Income from discontinued operations, net of tax	—	—	43,302
Net loss	$(479,838)	$(213,833)	$(94,155)
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(3.82)	$(1.72)	$(1.11)
Discontinued operations	—	—	0.35
Net loss	$(3.82)	$(1.72)	$(0.76)
Weighted average shares outstanding
Basic and diluted	125,455,487	124,152,984	123,444,943

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
(in thousands of dollars)	2020	2019	2018
Net loss	$(479,838)	$(213,833)	$(94,155)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax	(230)	(511)	(156)
Net change in pension and benefit plan liabilities, net of tax	(9,209)	1,800	(2,056)
Unrealized gain on short-term investments, net of tax	—	9	9
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	987	(3,386)	3,541
Other comprehensive (loss) income, net of taxes	(8,452)	(2,088)	1,338
Comprehensive loss	$(488,290)	$(215,921)	$(92,817)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands of dollars)	2020	2019	2018
Cash flows from operating activities
Net loss	$(479,838)	$(213,833)	$(94,155)
Adjustments to reconcile net loss to net cash provided by operating activities
Earnings from discontinued operations, net of tax	—	—	(12,833)
Gain on sale of discontinued operations, net of tax	—	—	(30,469)
Gain on sale of assets	—	—	(201)
Depreciation and amortization expense	236,489	272,692	250,466
Operating lease assets, amortization and impairments	5,397	15,949	—
Amortization of debt discount and deferred financing costs	6,004	4,286	4,181
Gain on investments	(2,091)	—	—
Deferred income taxes	(14,355)	4,535	5,140
Stock-based compensation expense	11,573	13,968	13,248
Impairment charge for goodwill	279,000	—	—
Loss on extinguishment of debt	—	4,363	—
Change in fair value of derivative instruments	(672)	899	1,374
Changes in operating assets and liabilities, net of acquisitions	—
Accounts receivable	31,593	19,182	(11,005)
Inventories	46,096	(28,850)	(33,515)
Other assets	(11,425)	(20,155)	3,908
Accounts payable and accrued expenses	(34,941)	(12,136)	16,144
Royalties payable and author advances, net	(19,956)	9,342	(1,650)
Deferred revenue	57,178	200,473	(7,692)
Interest payable	7,191	3,690	(186)
Severance and other charges	7,183	10,631	(2,823)
Accrued pension and postretirement benefits	3,443	(4,800)	(904)
Operating lease liabilities	(1,996)	(17,281)	—
Other liabilities	(10,625)	(7,980)	5,056
Net cash provided by operating activities—continuing operations	115,248	254,975	104,084
Net cash provided by operating activities—discontinued operations	—	—	10,831
Net cash provided by operating activities	115,248	254,975	114,915
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	50,000	86,539
Purchases of short-term investments	—	—	(49,553)
Additions to pre-publication costs	(61,331)	(102,562)	(123,403)
Additions to property, plant, and equipment	(50,940)	(37,561)	(53,741)
Proceeds from sale of business	—	—	140,000
Acquisition of business, net of cash acquired	—	(5,447)	—
Investment in preferred stock	—	(750)	(500)
Proceeds from sale of assets	—	—	1,085
Net cash (used in) provided by investing activities—continuing operations	(112,271)	(96,320)	427
Net cash used in investing activities—discontinued operations	—	—	(6,832)
Net cash used in investing activities	(112,271)	(96,320)	(6,405)
Cash flows from financing activities
Proceeds from term loan, net of discount	—	364,800	—
Proceeds from senior secured notes, net of discount	—	299,880	—
Borrowings under revolving credit facility	150,000	60,000	50,000
Payments of revolving credit facility	(150,000)	(60,000)	(50,000)
Payments of long-term debt	(19,000)	(772,000)	(8,000)
Payments of deferred financing fees	—	(8,493)	—
Tax withholding payments related to net share settlements of restricted stock units and awards	(48)	(2,018)	(1,190)
Issuance of common stock under employee stock purchase plan	918	1,028	1,263
Net collections under transition service agreement	—	1,136	3,803
Net cash used in financing activities—continuing operations	(18,130)	(115,667)	(4,124)
Net (decrease) increase in cash and cash equivalents	(15,153)	42,988	104,386
Cash and cash equivalents at the beginning of the period	296,353	253,365	148,979
Cash and cash equivalents at the end of the period	$281,200	$296,353	$253,365
Supplemental disclosure of cash flow information
Interest paid	$52,942	$41,059	$41,758
Income taxes paid	1,883	671	430
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$5,282	$5,480	$13,974
Property, plant, and equipment included in accounts payable and accruals	2,002	3,039	1,908
Property, plant, and equipment acquired under finance leases	164	327	480

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity

				Capital		Accumulated
	Common Stock			in excess		Other
(in thousands of dollars, except share	Shares			of Par	Accumulated	Comprehensive
information)	Issued	Par Value	Treasury Stock	Value	Deficit	Loss	Total
Balance at December 31, 2017	147,911,466	1,479	(518,030)	4,879,793	(3,521,527)	(46,522)	795,193
Net loss	—	—	—	—	(94,155)	—	(94,155)
Other comprehensive income, net of tax	—	—	—	—	—	1,338	1,338
Effects of adoption of new revenue accounting standard	—	—	—	—	52,711	—	52,711
Issuance of common stock for employee purchase plan	175,428	2	—	1,611	—	—	1,613
Issuance of common stock for vesting of restricted stock units	346,255	3	—	(3)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(1,190)	—	—	(1,190)
Restricted stock forfeitures and cancellations	(268,295)	(3)	—	3	—	—	—
Stock-based compensation expense	—	—	—	12,960	—	—	12,960
Balance at December 31, 2018	148,164,854	1,481	(518,030)	4,893,174	(3,562,971)	(45,184)	768,470
Net loss	—	—	—	—	(213,833)	—	(213,833)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,088)	(2,088)
Effects of adoption of new lease accounting standard	—	—	—	—	812	—	812
Issuance of common stock for employee purchase plan	186,114	2	—	1,436	—	—	1,438
Issuance of common stock for vesting of restricted stock units	577,360	6	—	(6)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(2,018)	—	—	(2,018)
Stock-based compensation expense	—	—	—	13,579	—	—	13,579
Balance at December 31, 2019	148,928,328	1,489	(518,030)	4,906,165	(3,775,992)	(47,272)	566,360
Net loss	—	—	—	—	(479,838)	—	(479,838)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,452)	(8,452)
Issuance of common stock for employee purchase plan	380,757	4	—	1,243	—	—	1,247
Issuance of common stock for vesting of restricted stock units	1,149,949	12	—	(12)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	11,194	—	—	11,194
Balance at December 31, 2020	150,459,034	$1,505	$(518,030)	$4,918,542	$(4,255,830)	$(55,724)	$90,463

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a learning technology company, committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH estimates that it serves more than 50 million students and three million educators in 150 countries, while its award-winning children’s books, novels, non-fiction, and reference titles are enjoyed by readers throughout the world.

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of December 31, 2020 and 2019 and for the periods ended December 31, 2020, 2019 and 2018.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our businesses may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year. Moreover, uncertainty resulting from the COVID-19 pandemic may result in not following this historic pattern.

Approximately 81% of our net sales for the year ended December 31, 2020 were derived from our Education segment, which is a markedly seasonal business. Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2020, 2019 and 2018, approximately 66% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments, as well as observe the impact to state revenues and related educational budgets to ascertain an estimate of the impact; however, the length and severity of the reduction in demand due to the pandemic remains uncertain. Accordingly, our full year results for 2020 were adversely impacted compared to prior years.

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

In response to these developments, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have, and will continue to implement cost saving initiatives, including:

•

director, executive and senior leadership salary reductions, and for the majority of employees, a four-day work week with associated labor cost reductions, in each case beginning in April 2020 and ceasing near the end of July 2020. The costs associated with ending the furlough program and the salary reductions were subsequently mitigated by the 2020 Restructuring Plan discussed below;

•	a freeze on spending not directly tied to near-term billings, including a reduction in all discretionary spending such as marketing, advertising, travel, and office supplies;
•	executing a voluntary early retirement incentive program in September 2020, as discussed below; and
•	commencing a restructuring program in September 2020 including a reduction in force, as discussed below.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we have taken the following actions to increase liquidity and strengthen our financial position, including:

•	reduced inventory purchasing;
•	deferred long-term capital projects not directly contributing to billings in 2020; and
•

deferred the payment of our employer payroll taxes allowed under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The deferred amounts under the CARES Act were repaid in full in December 2020 as a result of the success of the cash and expense mitigation efforts.

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, is approximately $33.6 million.

Forward-looking

After reviewing our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions described above, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover as school districts become, or continue being, fully operational, either in-person, fully remote or hybrid, and we have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery. Based on the actions enacted in 2020 described earlier, we have concluded we have sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform an impairment test to assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our fourth quarter 2020 impairment tests of goodwill and indefinite-lived intangible assets did not indicate an impairment existed as the fair value exceeded our carrying values.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. We have previously used a combination of the implied market value method and guideline public company method approach. The relevant inputs and assumptions used in the valuation of the Education reporting unit include our market capitalization, selection of a control premium, and the determination of an appropriate market multiple to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment, we concluded that our goodwill, which is wholly attributed to the Education reporting unit, was impaired and, accordingly, recorded a goodwill impairment charge of $279.0 million.

With the continuation of the COVID-19 pandemic and the associated downward pressure on our billings, we concluded that impairment triggering events existed as of September 30, 2020. Accordingly, we estimated the fair value of the Education reporting unit as of September 30, 2020 utilizing the implied market value method. Using consistent relative inputs and assumptions as described above with respect to the first quarter 2020 testing, we concluded that no impairment existed as of September 30, 2020. The fair value of the Education reporting unit as of September 30, 2020 exceeded its carrying value by approximately 18%. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment of $262.0 million and related income tax benefit in the first quarter of 2020. Management believes these adjustments are not material to the current period financial statements or any prior periods.

Additionally, as a result of the triggering events identified in the first and third quarters, we performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename, the recoverability was evaluated using a one-step process whereby we determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows. The discount rate was based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020 and 18% as of September 30, 2020, respectively, and substantially exceeded its carrying value as of October 1, 2019. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. The long-lived impairment analysis was performed over the Education reporting unit and the HMH Books & Media reporting unit. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

3.	Significant Accounting Policies and Recent Accounting Standards

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions including, but not limited to, book returns, deferred revenue and related standalone selling price estimates, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments valuation, income taxes, pensions and other postretirement benefits obligations, contingencies, litigation, depreciation and amortization periods, and the recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers and markets. Actual results may differ from those estimates.

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

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables and develop those estimates to reflect the risk of credit loss. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends and specific facts and circumstances. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Amortization expense is included in selling and administrative expenses.

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

Advertising Costs and Sample Expenses

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $12.1 million, $12.6 million and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Sample expenses are charged to selling and administrative expenses when the samples are shipped.

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

We review internal-use software and software development costs for impairment. For the years ended December 31, 2020, 2019 and 2018, there was no impairment of internal-use software and software developments costs.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Pre-publication Costs

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). This policy is used throughout the Company, except for the HMH Books & Media young readers and general interest books, which generally expenses such costs as incurred. Additionally, pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflects the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities. Amortization expense related to pre-publication costs for the years ended December 31, 2020, 2019 and 2018 were $126.2 million, $149.5 million and $109.3 million, respectively.

We review pre-publication costs for impairment.  For the years ended December 31, 2020, 2019 and 2018, there was no impairment of pre-publication costs.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks and trade names, acquired publishing rights and customer relationships. Goodwill and indefinite-lived intangible assets (certain tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Goodwill is allocated entirely to our Education reporting unit. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include our market capitalization, selection of a control premium, and the determination of appropriate market comparables as well as the fair value of certain individual assets and liabilities.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test for goodwill or we can perform the quantitative impairment test without performing the qualitative assessment. In performing the qualitative assessment, events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors are considered when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, goodwill is deemed impaired and is written down to the extent of the difference between the fair value of the reporting unit and the carrying value.

We estimate the total fair value of the Education reporting unit by using one or more of various valuation techniques including an evaluation of our market capitalization and peer company multiples depending on the best approximation of fair value of the Education reporting unit in the current social and economic environment. With regard to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename at December 31, 2020 and 2019, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the Education reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. Adverse changes in our market capitalization or peer company multiples by an equivalent amount could give rise to an impairment.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We completed our annual goodwill impairment test as of October 1, 2020 using consistent methodologies and assumptions with those described during our event-driven tests and did not identify an impairment. The fair value of the Education reporting unit was in excess of its carrying value by approximately 18% as of October 1, 2020 and 2019. We recorded a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. Refer to Note 2 for a discussion of the factors and circumstances leading to the goodwill impairment. There was no goodwill impairment for the years ended December 31, 2019 and 2018. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

We completed our annual indefinite-lived asset impairment tests as of October 1, 2020 and 2019. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2020, 2019 and 2018.

Publishing Rights

A publishing right is an acquired right that allows us to publish and republish existing and future works as well as create new works based on previously published materials. We determined the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. We calculate amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the remaining useful life. Acquired publication rights, as well as customer-related intangibles with definitive lives, are primarily amortized on an accelerated basis over periods ranging from 3 to 20 years.  We review our publishing rights for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  No publishing rights were deemed to be impaired for the years ended December 31, 2020, 2019 and 2018.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Royalty Advances

Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis, with consideration given to the other titles in the author’s portfolio also earning against the outstanding advance. Any portion of a royalty advance that is not expected to be recovered is fully reserved. The reserve for royalty advances is reported as a reduction of the royalty advances to authors balance. Cash payments for royalty advances are included within cash flows from operating activities, under the caption “Royalties payable and author advances, net,” in our consolidated statements of cash flows.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Financial Instruments

Derivative financial instruments are employed to manage risks associated with interest rate exposures and are not used for trading or speculative purposes. We recognize all derivative instruments in our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as hedges, to the extent they are effective, are recorded in other comprehensive loss, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. Changes in the fair value of derivatives not qualifying as hedges are reported in earnings. During 2020, 2019 and 2018, our interest rate swaps were designated as hedges and the majority qualified for hedge accounting. The interest rate derivative contracts matured on July 22, 2020. We recorded an unrealized loss of $3.4 million and an unrealized gain of $3.5 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the periods ended December 31, 2019 and 2018, respectively. The corresponding $1.0 million hedge liability was included within current other liabilities in our consolidated balance sheet as of December 31, 2019. Our foreign exchange forward contracts did not qualify for hedge accounting because we did not contemporaneously document our hedging strategy upon entering into the hedging arrangements.

Treasury Stock

We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. Upon retirement the excess over par value is charged against capital in excess of par value.

Net Loss per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Except where the result would be anti-dilutive, net loss per share is computed using the treasury stock method for the exercise of stock options. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At December 31, 2020, we reported allowances for doubtful accounts of $4.0 million, compared to $3.0 million at December 31, 2019, reflecting an increase of $1.6 million, prior to write-offs of $0.6 million for the year ended December 31, 2020.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At December 31, 2020, we reported a reserve for royalty advances of $96.7 million, compared to $119.7 million at December 31, 2019, reflecting a decrease of $23.0 million for the year ended December 31, 2020.

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

On January 14, 2019, we completed the acquisition of certain assets of PV Waggle LLC, which comprised a web-based adaptive learning solution providing Math and English Language Arts (“ELA”) instruction for students in grades 2-8 for a total purchase price of approximately $5.4 million. The transaction was accounted for under the acquisition method of accounting. Goodwill, other intangible assets and other liabilities recorded as part of the acquisition totaled approximately $0.9 million, $5.2 million and $0.7 million, respectively. The other intangible assets represent developed technology and were valued using a replacement cost approach. Pro forma financial information and measurement period adjustments were not material.

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

Selected financial information of the Riverside Business included in discontinued operations is as follows:

For the Year
Ended December 31,
2018
Net sales	$56,562
Costs	37,714
Amortization	4,954
Earnings from discontinued operations before taxes	13,894
Income tax expense	1,061
Earnings from discontinued operations, net of tax	$12,833

6.	Balance Sheet Information

Account Receivable

Accounts receivable at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Accounts receivable	$171,395	$204,119
Allowance for bad debt	(3,989)	(3,015)
Reserve for book returns	(14,574)	(16,679)
	$152,832	$184,425

As of December 31, 2020 and 2019, one individual customer comprised more than 10% of our accounts receivable, net balance.  We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Inventories

Inventories at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Finished goods	$155,759	$203,103
Raw materials	11,204	9,956
Inventories	$166,963	$213,059

Property, Plant, and Equipment

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2020 and 2019 were as follows:

	2020	2019
Land and land improvements	$4,939	$4,939
Building and building equipment	11,160	10,239
Machinery and equipment	14,985	12,970
Capitalized software and internal-use software	641,027	598,317
Leasehold improvements	24,266	22,974
Film and media	29,845	22,055
	726,222	671,494
Less: Accumulated depreciation and amortization	(633,020)	(571,106)
Property, plant, and equipment, net	$93,202	$100,388

For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expense related to property, plant, and equipment were $64.7 million, $71.3 million and $81.2 million, respectively.

Property, plant, and equipment at December 31, 2020 and 2019 included approximately $0.1 million and $0.3 million, respectively, acquired under finance lease agreements, of which the majority is included in machinery and equipment. The future minimum lease payments required under non-cancelable capital leases as of December 31, 2020 are $0.1 million in 2021.

Included within property, plant, and equipment on our consolidated balance sheets are film and media assets. Our film and media assets are comprised of the cost to develop our animated series Carmen Sandiego and other production series. These assets will be amortized proportionally to the revenues recognized relative to the total estimated revenue consistent with the guidance over episodic television series development. We recorded amortization expense of $14.0 million, $9.8 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, against this asset, which is included within cost of sales, excluding publishing rights and pre-publication amortization, in the statement of operations.

Substantially all property, plant, and equipment are pledged as collateral under our term loan and revolving credit facility.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Contract Assets, Contract Liabilities and Contract Costs

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the year ended December 31, 2020:

	December 31,	December 31,
	2020	2019	$ Change	% Change
Contract assets	$580	$109	$471	432.11%
Contract liabilities (deferred revenue)	$905,284	$848,106	$57,178	6.74%

The $56.7 million increase in our net contract liabilities from December 31, 2019 to December 31, 2020 was primarily due to the non-satisfaction of performance obligations related to physical and digital products, and services during the period in excess of recognition from deferred revenue.

During the years ended December 31, 2020, 2019 and 2018, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$295,675	$229,557	$220,769

As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $970.3 million, and we will recognize approximately 73% to net sales over the next 1 to 3 years.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $30.7 million and $29.3 million at December 31, 2020 and 2019, respectively, and amortized $12.9 million, $13.2 million and $10.5 million during the years ended December 31, 2020, 2019 and 2018, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $14.7 million and $5.6 million at December 31, 2020 and 2019, respectively, and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $3.8 million and $4.6 million during the years ended December 31, 2020 and 2019, respectively. The amortization is included in cost of sales, excluding publishing rights and pre-publication amortization.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

7.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill, which all relates to the Education segment, for the year ended December 31, 2020 is as follows:

Balance at December 31, 2019	$716,977
Impairment	(279,000)
Balance at December 31, 2020	$437,977

In accordance with the provisions of the accounting standard for goodwill and other intangible assets, goodwill and certain indefinite-lived tradenames are not amortized but rather are assessed for impairment on an annual basis. Accumulated impairment losses on goodwill as of December 31, 2020 was $279.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $279.0 million during the year ended December 31, 2020. There was no impairment charge recorded in the years ended December 31, 2019 and 2018.

Other intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Total	Cost	Amortization	Total
Trademarks and tradenames: indefinite- Lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite- Lived	164,130	(53,610)	110,520	164,130	(38,948)	125,182
Publishing rights	1,180,000	(1,159,482)	20,518	1,180,000	(1,139,426)	40,574
Customer related and other	449,840	(313,294)	136,546	449,840	(302,371)	147,469
Other intangible assets, net	$1,954,970	$(1,526,386)	$428,584	$1,954,970	$(1,480,745)	$474,225

   During 2019, we acquired certain assets of PV Waggle LLC and recorded an intangible asset of $5.2 million. Refer to Note 4.

Amortization expense for definite-lived intangible assets, publishing rights and customer related and other intangibles were $45.6 million, $51.9 million and $61.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Trademarks		Other
	and	Publishing	Intangible
	Tradenames	Rights	Assets
2021	14,408	11,642	10,333
2022	10,608	7,569	10,134
2023	6,808	1,307	9,954
2024	6,715	—	8,503
2025	6,437		8,315
Thereafter	65,544	—	89,307
	$110,520	$20,518	$136,546

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

8.	Debt

Our debt consisted of the following:

	December 31,	December 31,
	2020	2019
$380,000 term loan due November 22, 2024 interest payable quarterly (net of discount and issuance costs)	$346,091	$361,294
$306,000 senior secured notes due February 15, 2025 interest payable semi-annually (net of discount and issuance costs)	297,601	295,893
	643,692	657,187
Less: Current portion of long-term debt	(19,000)	(19,000)
Total long-term debt, net of discount and issuance Costs	$624,692	$638,187
Revolving credit facility	$—	$—

Long-term debt repayments due in each of the next five years and thereafter is as follows:

Year
2021	19,000
2022	19,000
2023	19,000
2024	304,000
2025	306,000
$667,000

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”).  The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.  The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of December 31, 2020, the interest rate on the term loan facility was 7.25%.

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

We are subject to an excess cash flow provision under our term loan facility which is predicated upon our leverage ratio and cash flow. We were not required to make a payment under the excess cash flow provision in 2020 and 2019.

On November 22, 2019, in connection with the notes and term loan facility described above, we paid off the remaining outstanding balance of our previous $800.0 million term loan facility. The transaction was accounted for under the guidance for debt modifications and extinguishments. We incurred a loss on extinguishment of debt of approximately $4.4 million related to the write off of the portion of the unamortized deferred financing fees and discount associated with the portion of the previous term loan accounted for as an extinguishment

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Interest Rate Hedging

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

These interest rate swaps were designated as cash flow hedges and qualified for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.4 million and an unrealized gain of $3.5 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the periods ended December 31, 2019 and 2018, respectively. The corresponding $1.0 million hedge liability is included within current other liabilities in our consolidated balance sheet as of December 31, 2019.  We reclassified $1.9 million from other comprehensive loss to earnings during the year ended December 31, 2020.

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

Beginning on November 22, 2019, the fair value changes on the undesignated portion of the swap flow through earnings, as opposed to being deferred as unrealized gains or losses in other comprehensive income (loss). The impact of this change was less than $0.1 million and was recorded in our consolidated statements of operations for each year ended December 31, 2020 and 2019.  We had no interest rate derivative contracts outstanding as of December 31, 2020.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default.  If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of December 31, 2020, no amounts are outstanding under the revolving credit facility.

As of December 31, 2020, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

We lease property and equipment under finance and operating leases. We have operating leases for various office space and facilities, warehouse equipment, automobile fleet and office equipment that expire at various dates through 2033. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) as combined with the non-lease components (e.g., common-area maintenance costs). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate office space to third parties. Our sublease portfolio consists of operating leases.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Lease Position as of December 31, 2020

The table below presents the lease assets and liabilities recorded on the balance sheet.

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$126,850	$132,247
Total leased assets		$126,850	$132,247
Liabilities
Current
Operating	Operating lease liabilities	$9,669	$8,685
Noncurrent
Operating	Operating lease liabilities	132,014	134,994
Total lease liabilities		$141,683	$143,679
Weighted average remaining lease term Operating leases		8.2 Years	9.6 Years
Weighted average discount rate Operating leases (1)		12.56%	12.46%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Lease costs

Operating lease cost and sublease income totaled $34.9 million and $2.1 million and $39.9 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. The net lease cost of $32.8 million and $37.6 million for years ended December 31, 2020 and 2019, respectively, is included in the selling and administrative line item in our consolidated statements of operations. Operating lease cost includes short term leases and variable lease costs, which are not material.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Operating
Maturity of Lease Liabilities	Leases
2021	24,143
2022	25,395
2023	27,838
2024	29,034
2025	28,370
Thereafter	110,993
Total lease payments	$245,773
Less: interest	(104,090)
Present value of lease liabilities	$141,683

During the third quarter of 2019, we executed a lease agreement on new office space in Portsmouth, New Hampshire. We plan to relocate our employees from the existing location in Portsmouth, New Hampshire to this new office space upon the completion of the building. The lease term specified in the agreement is 10 years with an option to renew for an additional five years. Our estimated fixed lease payments over the 10 year initial lease term

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

is $9.8 million. We currently expect to relocate to the space in the second quarter of 2021, but this timing as well as when we are required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is available for use.

Other Information

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2020 and 2019.

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases – 2020	$28,639
Operating cash flows for operating leases – 2019	$31,245

10.	Restructuring, Severance and Other Charges

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force will result in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represents cash expenditures, is approximately $33.6 million.

The following table provides a summary of our total costs associated with the 2020 Restructuring Plan, included in the restructuring/severance and other charges line item within our consolidated statements of operations, for the year ended December 31, 2020, by major type of cost:

	Year Ended	Total Amount
	December 31,	Incurred
Type of Cost	2020	to Date
Restructuring charges: (1)
Severance and termination benefits	$33,643	$33,643
	$33,643	$33,643

(1)	All restructuring charges are included within Corporate and Other.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2019	Charges	payments	2020
Severance and termination benefits	$—	$33,643	$(14,332)	$19,311
	$—	$33,643	$(14,332)	$19,311

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

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2019	Charges	payments	2020
Severance and termination benefits	$11,649	$—	$(11,370)	$279
	$11,649	$—	$(11,370)	$279

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	2019
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2018	Charges	payments	2019
Severance and termination benefits	$—	$15,820	$(4,171)	$11,649
	$—	$15,820	$(4,171)	$11,649

Severance and Other Charges

2020

Exclusive of the 2020 Restructuring Plan and the 2019 Restructuring Plan, during the year ended December 31, 2020, $0.8 million of severance payments were made to employees whose employment ended in 2019 and prior years.

A summary of the significant components of the severance costs, which are not allocated to our segments and instead are included in the Corporate and Other category, is as follows:

	2020
	Severance/ other accruals at December 31, 2019	Severance/ other expense	Cash payments	Severance/ other accruals at December 31, 2020
Severance costs	$758	$—	$(758)	$—
	$758	$—	$(758)	$—

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

2019

Exclusive of the 2019 Restructuring Plan, during the year ended December 31, 2019, $3.2 million of severance payments were made to employees whose employment ended in 2019 and prior years, and we recorded an expense in the amount of $2.5 million to reflect costs for severance. We also recorded an expense in the amount of $3.4 million for real estate consolidation costs, which is reflected as a reduction in operating lease assets in our consolidated balance sheet as of December 31, 2019.

	2019
	Severance/				Severance/
	other				other
	accruals at		Severance/		accruals at
	December 31,		other	Cash	December 31,
	2018		expense	payments	2019
Severance costs	$1,420		$2,534	$(3,196)	$758
Other accruals	270	(1)	—	—	—
	$1,690		$2,534	$(3,196)	$758

(1)In connection with the adoption of the new leasing standard on January 1, 2019, the restructuring liabilities related to office space consolidation were reclassed on the balance sheet as a reduction of operating lease assets.

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

The current portion of the severance and other charges was $19.6 million and $12.4 million (inclusive of the 2019 Restructuring Plan and 2020 Restructuring Plan) as of December 31, 2020 and 2019, respectively.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

11.	Income Taxes

The components of loss before taxes by jurisdiction are as follows:

	For	For	For
	the Year	the Year	the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
U.S.	$(494,456)	$(213,541)	$(134,884)
Foreign	2,214	3,909	3,024
Loss before taxes	$(492,242)	$(209,632)	$(131,860)

Total income taxes by jurisdiction are as follows:

	For	For	For
	the Year	the Year	the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Income tax expense (benefit)
U.S.	$(12,691)	$4,273	$3,701
Foreign	287	(72)	1,896
	$(12,404)	$4,201	$5,597

Significant components of the (benefit) expense for income taxes attributable to loss from continuing operations consist of the following:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Current
Foreign	$182	$(730)	$1,562
U.S.—Federal	—	0	(63)
U.S.—State and other	1,769	396	(1,042)
Total current	1,951	(334)	457
Deferred
Foreign	105	658	334
U.S.—Federal	(5,505)	1,908	2,329
U.S.—State and other	(8,955)	1,969	2,477
Total deferred	(14,355)	4,535	5,140
Income tax (benefit) expense	$(12,404)	$4,201	$5,597

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The reconciliation of the income tax rate computed at the statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Permanent items	(0.9)	(3.6)	(2.6)
Foreign rate differential	—	—	(0.1)
State and local taxes	2.0	(7.9)	6.8
Cancellation of debt income	—	(1.3)	—
Increase in valuation allowance	(15.5)	(10.0)	(26.6)
Tax credits	(0.2)	(0.2)	(2.7)
Goodwill impairment	(3.9)	—	—
Effective tax rate	2.5%	(2.0)%	(4.2)%

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2020	2019
Tax assets related to
Net operating loss and other carryforwards	$326,504	$272,378
Returns reserve/inventory expense	39,095	41,824
Pension benefits	6,879	6,624
Postretirement benefits	4,480	4,475
Deferred interest (1)	226,227	259,375
Deferred revenue	141,775	113,029
Stock-based compensation	2,806	3,298
Deferred compensation	6,525	6,152
Research and development	12,435	10,302
Operating lease liabilities	33,963	35,890
Other, net	8,263	6,769
Valuation allowance	(662,569)	(583,505)
	$146,383	$176,611

	2020	2019
Tax liabilities related to
Indefinite-lived intangible assets	(53,400)	(89,879)
Definite-lived intangible assets	(21,578)	(25,503)
Depreciation and amortization expense	(45,279)	(48,984)
Operating lease assets	(30,245)	(32,887)
Other, net	(9,877)	(7,709)
	(160,379)	(204,962)
Net deferred tax liabilities	$(13,996)	$(28,351)

(1)

The deferred interest tax asset represents disallowed interest deductions under Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) of the Internal Revenue Code of 1986, as amended (“IRC”) for the current and prior years. At December 31, 2020 and 2019, we had gross deferred interest deductions totaling $900.2 million and $984.5 million, respectively. The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j). A full valuation allowance has been provided against deferred tax assets, excluding $2.4 million of foreign deferred tax assets which are expected to be realized, net of deferred tax liabilities resulting from indefinite-lived intangibles.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The net deferred tax liability balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows:

	2020	2019
Non-current deferred tax assets	$2,415	$2,520
Non-current deferred tax liabilities	(16,411)	(30,871)
	$(13,996)	$(28,351)

A reconciliation of the gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2017	$15,680
Reductions based on tax positions related to the prior year	—
Additions based on tax positions related to the prior year	—
Balance at December 31, 2018	15,680
Reductions based on tax positions related to the prior year	—
Additions based on tax positions related to the prior year	—
Balance at December 31, 2019	15,680
Reductions based on tax positions related to the prior year	—
Additions based on tax positions related to the prior year	—
Balance at December 31, 2020	$15,680

  We are currently open for audit under the statute of limitation for Federal, state and foreign jurisdictions for years 2017 to 2020. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

We report penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. At December 31, 2020 and 2019, accrued interest and penalties in the accompanying consolidated balance sheet and interest and penalties included in the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 were immaterial.

As of December 31, 2020, we have approximately $1,058.8 million of Federal tax loss carryforwards, of which $612.5 million will expire between 2034 and 2037. The Company has approximately $446.3 million of post-tax reform Federal tax loss carryforwards which have an indefinite life, though are limited in their use by 80% of taxable income. The Company has approximately $1,419.5 million of state tax loss carryforwards, which will expire between 2021 and 2040. In addition, we have foreign tax credit carryforwards of $7.3 million and research and development credit carryforwards of $4.2 million, which will expire between 2021 and 2036. The Company’s Irish net operating losses of $142.6 million, which are reduced by a reserve for uncertain tax positions of $123.6 million, are not subject to expiration. The Canadian Federal losses of $0.7 million will expire between 2033 and 2037. The Puerto Rico alternative minimum tax credit carryforwards of $2.8 million are not subject to expiration.

Under Section 382 of the IRC, substantial changes in the Company’s ownership may limit the amount of net operating loss and Section 163(j) carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2020, and determined any potential ownership change under Section 382 during the year would not have a material impact on the future utilization of U.S. net operating losses and tax credits. However, future transactions in the Company’s

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

U.S. income taxes on the undistributed earnings of the Company’s non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so. There are no cumulative undistributed and untaxed foreign earnings at December 31, 2020 and 2019.

Based on our assessment of historical pre-tax losses and the fact that we did not anticipate sufficient future taxable income in the near term to assure utilization of certain deferred tax assets, the Company recorded a valuation allowance at December 31, 2020 and 2019 of $662.6 million and $583.5 million, respectively. We have increased our valuation allowance by $79.1 million in 2020 with $76.7 million as a component of operations and $2.4 million as a component of other comprehensive income.

12.	Retirement and Postretirement Benefit Plans

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of our plans as of and for the financial statement period ended December 31, 2020 and 2019:

	2020	2019
ABO at end of period	$179,408	$169,364
Change in PBO
PBO at beginning of period	$169,364	$162,096
Interest cost on PBO	4,388	6,045
Plan settlements	(4,990)	—
Actuarial loss (gain)	18,447	12,507
Benefits paid	(7,801)	(11,284)
PBO at end of period	$179,408	$169,364
Change in plan assets
Fair market value at beginning of period	$145,716	$132,776
Actual return	16,060	22,955
Company contribution	4,769	1,269
Plan settlements	(4,990)	—
Benefits paid	(7,801)	(11,284)
Fair market value at end of period	$153,754	$145,716
Unfunded status	$(25,654)	$(23,648)

Amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019 consist of:

	2020	2019
Current liabilities	$(1,593)	$—
Noncurrent liabilities	(24,061)	(23,648)
Net amount recognized	$(25,654)	$(23,648)

Additional year-end information for pension plans with ABO in excess of plan assets at December 31, 2020 and 2019 consist of:

	2020	2019
PBO	$179,408	$169,364
ABO	179,408	169,364
Fair value of plan assets	153,754	145,716

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at December 31, 2020 and 2019 are:

	2020	2019
Discount rate	2.2%	3.1%
Increase in future compensation	N/A	N/A

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic pension (income) cost includes the following components:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Interest cost on projected benefit obligation	$4,388	$6,045	$5,300
Expected return on plan assets	(7,419)	(7,659)	(7,985)
Amortization of net loss	2,325	1,028	1,420
Settlement loss recognized	1,100	—	—
Net pension (income) expense recognized for the period	$394	$(586)	$(1,265)

Significant actuarial assumptions used to determine net periodic pension cost at December 31, 2020, 2019 and 2018 are:

	2020	2019	2018
Discount rate	3.1%	4.2%	3.6%
Increase in future compensation	N/A	N/A	N/A
Expected long-term rate of return on assets	5.5%	5.5%	5.5%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. We regularly review the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 34% with equity managers, 56% with fixed income managers, 5% with real-estate investment trust managers and 5% with hedge fund managers. For 2021, we will use a 5.50% long-term rate of return for the Retirement Plan. We will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The percentage of assets invested in each asset class at December 31, 2020 and 2019 is shown below.

	2020	2019
	Percentage	Percentage
	in Each	in Each
Asset Class	Asset Class	Asset Class
Equity	33.5%	32.6%
Fixed income	52.7	54.5
Real estate investment trust	7.0	8.0
Other	6.8	4.9
	100.0%	100.0%

Fair Value Measurements

The fair value of our pension plan assets by asset category at December 31 were as follows:

	December 31,	Not subject
	2020	to leveling (1)
Cash and cash equivalents	$1,914	$1,914
Equity securities
U.S. equity	27,765	27,765
Non-US equity	15,544	15,544
Emerging markets equity	8,259	8,259
Fixed income
Government bonds	28,855	28,855
Corporate bonds	46,228	46,228
Mortgage-backed securities	9	9
Asset-backed securities	810	810
Commercial mortgage-backed securities	604	604
International fixed income	4,485	4,485
Alternatives
Real estate	10,689	10,689
Hedge funds	8,228	8,228
Other	364	364
	$153,754	$153,754

(1)	Investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	December 31,	Not subject
	2019	to leveling (1)
Cash and cash equivalents	$1,413	$1,413
Equity securities
U.S. equity	28,993	28,993
Non-US equity	12,474	12,474
Emerging markets equity	5,537	5,537
Fixed income
Government bonds	20,316	20,316
Corporate bonds	37,925	37,925
Mortgage-backed securities	7,943	7,943
Asset-backed securities	3,255	3,255
Commercial mortgage-backed securities	1,930	1,930
International fixed income	5,741	5,741
Alternatives
Real estate	11,609	11,609
Hedge funds	7,043	7,043
Other	1,537	1,537
	$145,716	$145,716

We recognize that risk and volatility are present to some degree with all types of investments. However, high levels of risk are minimized through diversification by asset class, and by style of each fund.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid.

Fiscal Year Ended	Pension
2021	$14,030
2022	12,817
2023	12,581
2024	12,789
2025	13,356
2026–2030	61,944

Expected Contributions

We expect to contribute $3.3 million in 2021.

Postretirement Benefit Plan

We also provide postretirement medical benefits to retired full-time, nonunion employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of our plan as of and for the financial statement periods ended December 31, 2020 and 2019.

	2020	2019
Change in APBO
APBO at beginning of period	$16,684	$15,812
Service cost (benefits earned during the period)	67	58
Interest cost on APBO	426	582
Employee contributions	184	66
Actuarial loss (gain)	2,857	1,878
Benefits paid	(2,097)	(1,712)
APBO at end of period	$18,121	$16,684
Change in plan assets
Fair market value at beginning of period	$—	$—
Company contributions	1,913	1,646
Employee contributions	184	66
Benefits paid	(2,097)	(1,712)
Fair market value at end of period	$—	$—
Unfunded status	$(18,121)	$(16,684)

Amounts for postretirement benefits accrued in the consolidated balance sheets at December 31, 2020 and 2019 consist of:

	2020	2019
Current liabilities	$(1,555)	$(1,571)
Noncurrent liabilities	(16,566)	(15,113)
Net amount recognized	$(18,121)	$(16,684)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive (loss) income at December 31, 2020 and 2019 consist of:

	2020	2019
Net (loss) gain	$(1,050)	$1,771
Prior service cost	(384)	(426)
Accumulated other comprehensive (loss) income	$(1,434)	$1,345

Weighted average actuarial assumptions used to determine APBO at year-end December 31, 2020 and 2019 are:

	2020	2019
Discount rate	2.2%	3.1%
Health care cost trend rate assumed for next year	5.5%	5.8%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic postretirement benefit cost included the following components:

	2020	2019	2018
Service cost	$67	$58	$128
Interest cost on APBO	426	582	672
Amortization of unrecognized prior service cost	42	42	(690)
Amortization of net (gain) loss	(7)	(164)	—
Net periodic postretirement benefit expense	$528	$518	$110

Significant actuarial assumptions used to determine postretirement benefit cost at December 31, 2020, 2019 and 2018 are:

	2020	2019	2018
Discount rate	3.1%	4.2%	3.6%
Health care cost trend rate assumed for next year	5.8%	6.1%	6.3%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038	2038

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2020 and 2019 for the postretirement medical plan:

	2020	2019
One-percentage-point increase
Effect on total of service and interest cost components	$2	$8
Effect on postretirement benefit obligation	87	85
One-percentage-point decrease
Effect on total of service and interest cost components	(2)	(7)
Effect on postretirement benefit obligation	(77)	(76)

The following table presents the change in other comprehensive loss for the year ended December 31, 2020 related to our pension and postretirement obligations.

	Pension	Postretirement
	Plans	Benefit Plan	Total
Sources of change in accumulated other comprehensive loss
Net loss arising during the period	$(9,807)	$(2,814)	$(12,621)
Amortization of prior service credit	—	42	42
Amortization of net gain (loss)	3,377	(7)	3,370
Total accumulated other comprehensive loss recognized during the period	$(6,430)	$(2,779)	$(9,209)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) over the next fiscal year.

	Pension	Postretirement
	Plans	Benefit Plan
Prior service credit (cost)	$—	$(42)
Net gain (loss)	(3,389)	—
	$(3,389)	$(42)

Amounts not yet reflected in net periodic benefit cost for pension plans and postretirement plan and recognized in accumulated other comprehensive income at December 31, 2020 and 2019 consist of:

	2020	2019
Net actuarial loss	$(44,219)	$(35,010)
Accumulated other comprehensive loss	$(44,219)	$(35,010)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

Postretirement
Fiscal Year Ended	Benefit Plan
2021	$1,555
2022	1,488
2023	1,437
2024	1,389
2025	1,320
2026-2030	5,686

Expected Contribution

We expect to contribute approximately $1.6 million in 2021.

Defined Contribution Retirement Plan

We maintain a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the IRC and covers substantially all of our eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. We provide a matching contribution in amounts up to 3.0% of employee contributions. The 401(k) contribution expense amounted to $6.8 million, $7.4 million and $7.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. We did not make any additional discretionary contributions in 2020, 2019 and 2018.

13.	Stock-Based Compensation

Total compensation expense related to grants of stock options, restricted stock units, and purchases under the employee stock purchase plan recorded in the years ended December 31, 2020, 2019 and 2018 was approximately $11.6 million, $14.0 million and $13.3 million, respectively, and is included in selling and administrative expense.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

2015 Omnibus Incentive Plan

Our Board of Directors adopted the 2015 Omnibus Incentive Plan (“Plan”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The Plan initially provided to grant up to an aggregate of 4,000,000 shares of our common stock plus 2,615,476 shares of our common stock that were reserved for issuance under the 2012 Management Incentive Plan (“2012 MIP”) as of May 19, 2015 but were not issuable pursuant to any outstanding awards. There were 10,604,071 additional shares underlying outstanding awards under the 2012 MIP as of May 19, 2015 that could have otherwise become available again for grants under the 2012 MIP in the future (by potential forfeiture, withholding or otherwise) which will instead become reserved for issuance under the Plan in the event such shares become available for future grants. On December 13, 2019, our Board of Directors approved an amendment to the Plan to allow employees to have the share withholding increased from the minimum statutory rate to a higher rate, not to exceed the maximum statutory rate. On May 19, 2020, our shareholders approved an amended and restated Plan which increased the authorization of the number of shares available for grant under the Plan by 3,630,000 shares of our common stock.

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

As of May 19, 2015, there were 6,615,476 shares authorized and available for issuance under the Plan plus any amount that could have otherwise become available again for grants under the 2012 MIP in the future by forfeiture, withholding or otherwise. As of December 31, 2020, there were 6,996,290 shares authorized and available for future issuance under the Plan. The vesting terms for equity awards generally range from 1 to 4 years over equal annual installments and generally expire seven years after the date of grant.

Stock Options

The following table summarizes option activity for certain employees in our stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2019	2,765,826	$13.10
Forfeited	(868,614)	13.40
Balance at December 31, 2020	1,897,212	$12.95
Vested and expected to vest at December 31, 2020	1,883,100	$12.97
Exercisable at December 31, 2020	1,521,524	$13.65

As of December 31, 2020, the range of exercise prices is $5.25 to $22.80 with a weighted average remaining contractual life of 3.3 years for options outstanding. The weighted average remaining contractual life for options vested and expected to vest and exercisable was 3.3 years and 3.1 years, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option as of the balance sheet date. The intrinsic value of options outstanding, options vested and expected to vest, and options exercisable was zero at December 31, 2020. The intrinsic value of options outstanding, options vested and expected to vest, and options exercisable was $0.1 million, $0.1 million and zero at December 31, 2019, respectively.

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

For the
Year Ended
December 31,
2018
Expected term (years) (a)	4.75
Expected dividend yield	0.00%
Expected volatility (b)	35.30%
Risk-free interest rate (c)	2.84%

(a)

The expected term is the number of years that we estimate that options will be outstanding prior to exercise. During 2018, we have used the simplified method for estimating the expected term as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The simplified method represents the best estimate of the expected term.

(b)	During 2018, we estimated volatility for options granted based on our historical volatility.
(c)	The risk-free interest rate is based on the U.S. Treasury yield for a period commensurate with the expected life of the option.

We estimate forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using estimated forfeiture rates based on historical forfeiture data.

As of December 31, 2020, there remained approximately $0.6 million of unearned compensation expense related to unvested stock options to be recognized over a weighted average term of 0.8 years.

The weighted average grant date fair value was $1.82 for options granted in 2018.

Restricted Stock Units

The following table summarizes restricted stock activity for grants to certain employees and independent members of the board of directors in our restricted stock units:

	Restricted Stock Units
		Weighted
		Average
	Numbers of	Grant Date
	Units	Fair Value
Balance at December 31, 2019	3,846,608	$8.03
Granted	3,716,974	3.94
Vested	(1,149,957)	8.50
Forfeited	(723,816)	7.41
Balance at December 31, 2020	5,689,809	$5.34

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

During 2020 and 2019, we granted market-based restricted stock units to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (“TSR”) of our common stock as compared to the TSR of the common stock of a peer group comprised of each member of the Russell 2000 Small Cap Market Index over a three-year performance measurement period. In addition, award recipients must remain employed by us throughout the three-year performance measurement period to attain the full amount of the market-based units that satisfy the market performance criteria. We determined the fair value of the 2020 and 2019 market-based restricted stock units to be approximately $2.9 million and $3.1 million, respectively. We determined the fair value based on a Monte-Carlo simulation as of the date of grant, utilizing the following assumptions: the stock price on the date of grant of $4.21 for 2020, and $7.75, $6.71 and $6.53 for 2019, a three-year performance measurement period, and a risk-free rate of 0.40% and 2.51% for 2020 and 2019, respectively. We recognize the expense on these awards on a straight-line basis over the three-year performance measurement period.

As of December 31, 2020, there remained approximately $11.9 million of unearned compensation expense related to unvested restricted stock units to be recognized over a weighted average term of 1.5 years. The restricted stock units include a combination of time-based and performance-based vesting.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for up to an aggregate of 1.3 million shares of our common stock may be made available for sale under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85% of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. On December 10, 2020, the Compensation Committee of the Board of Directors determined we would not start a new offering period for the ESPP until we have an opportunity to seek shareholder approval of an amended and restated ESPP. As of December 31, 2020, there were a de minimis number of shares available for future issuance under the ESPP.

Information related to shares issued or to be issued in connection with the ESPP based on employee contributions and the range of purchase prices is as follows:

	December 31,	December 31,
	2020	2019
Shares issued or to be issued	516,563	212,476
Range of purchase prices	$1.54 - $1.56	$4.73 - $4.90

We record stock-based compensation expense related to the discount provided to participants. Also, we use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $0.4 million in expense associated with our ESPP for each of the years ended December 31, 2020 and 2019, respectively.

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

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds, foreign exchange forward contracts, and interest rate derivatives contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs	Valuation
	2020	(Level 1)	(Level 2)	Technique
Financial assets
Money market funds	$262,135	$262,135	$—	(a)
Foreign exchange derivatives	466	—	466	(a)
	$262,601	$262,135	$466

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs	Valuation
	2019	(Level 1)	(Level 2)	Technique
Financial assets
Money market funds	$276,654	$276,654	$—	(a)
	$276,654	$276,654	$—
Financial liabilities
Interest rate derivatives	$986	$—	$986	(a)
Foreign exchange derivatives	127	—	127	(a)
	$1,113	$—	$1,113

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $262.1 million and $276.7 million invested in money market funds as of December 31, 2020 and 2019, respectively, we had $19.1 million and $19.7 million of cash invested in bank accounts as of December 31, 2020 and 2019, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $14.9 million and $15.2 million at December 31, 2020 and 2019, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2020 and 2019, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. There were no aggregate notional amounts outstanding of the interest rate derivative instruments as of December 31, 2020. We designate these derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive loss, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the first quarter report, as there were triggering events for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment, which resulted in a goodwill impairment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during 2020, 2019 and 2018.

The following table presents our nonfinancial assets measured at fair value on a nonrecurring basis during 2020:

		Significant
		Unobservable
		Inputs	Total	Valuation
	December 31, 2020	(Level 3)	Impairment	Technique
Nonfinancial assets
Goodwill	$437,977	$437,977	$279,000	(c)
	$437,977	$437,977	$279,000

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting units by considering our market capitalization and other judgements. Impairment recorded for goodwill for the year ended December 31, 2020 was $279.0 million. There was no impairment recorded for goodwill for the years ended December 31, 2019 and 2018.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the years ended December 31, 2020, 2019 and 2018.

Non-Marketable Investments

At December 31, 2020 and 2019, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private partnerships, was $4.4 million and $2.3 million, respectively. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. Gains from non-marketable investments were $2.1 million for the year ended December 31, 2020 and are included in gain on investments in our consolidated statements of operations.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at December 31, 2020 and 2019. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

$380,000 Term loan	$346,091	$331,382	$361,294	$360,391
$306,000 Senior secured notes	297,601	$304,297	295,893	301,441

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at December 31, 2020 and 2019. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

In January 2018, Vanderbilt University (“Vanderbilt”) filed a complaint against the Company and others in connection with a license agreement originally entered into between Vanderbilt and Scholastic Inc. in 1997 and subsequently assigned to the Company as part of our acquisition of Scholastic’s Educational Technology and Services business pursuant to the stock and asset purchase agreement dated April 23, 2015. Vanderbilt alleges entitlement to additional royalties in connection with READ 180 and other products acquired from Scholastic and alleges trademark infringement in the marketing of these products. The Company is vigorously defending this matter. The case is scheduled for trial in August 2021.

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2022. Under the guarantee, we believe the maximum future payments to approximate $10.1 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.4 million and $2.5 million of performance-related surety bonds for our operating activities as of December 31, 2020 and 2019, respectively. An aggregate of $18.8 million and $23.7 million of letters of credit existed each year at December 31, 2020 and 2019, respectively, of which $1.1 million and $0.7 million backed the aforementioned performance-related surety bonds each year in 2020 and 2019, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of December 31, 2020 and 2019.

16.	Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following at December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net change in pension and benefit plan liabilities	$(48,966)	$(39,757)	$(41,557)
Foreign currency translation adjustments	(6,650)	(6,420)	(5,909)
Unrealized loss on short-term investments	(90)	(90)	(99)
Net change in unrealized loss on derivative instruments	(18)	(1,005)	2,381
	$(55,724)	$(47,272)	$(45,184)

Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 relating to the amortization of defined benefit pension and postretirement benefit plans totaled approximately $(2.4) million, $(0.9) million and $(0.9) million, respectively, and affected the selling and administrative line item in the consolidated statement of operations. These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost.

17.	Related Party Transactions

There were no related party transactions during 2020 and 2018.

In November 2019, Anchorage Capital Group, L.L.C. (“Anchorage”), a significant stockholder in the Company at the time and a former partner of which was serving on the Company’s board of directors, participated as a lender in the refinancing of the Company’s debt, acquiring $20.0 million out of the $306.0 million in aggregate principal amount of 9.000% Senior Secured Notes due 2025 (the “Notes”) issued by the Company and becoming a lender under the Company’s second amended and restated term loan credit agreement (the “Term Loan Credit Agreement”) with a commitment of $15.0 million out of the $380.0 million in initial principal amount of the term

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

loan. As of December 10, 2020, Anchorage no longer had an ownership interest in the Company. Anchorage’s participation in the refinancing was on the same terms as all the other lenders. Refer to note 8 for additional information about the Notes and the Term Loan Credit Agreement.
18.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Numerator
Loss from continuing operations	$(479,838)	$(213,833)	$(137,457)
Earnings from discontinued operations, net of tax	—	—	12,833
Gain on sale of discontinued operations, net of tax	—	—	30,469
Income from discontinued operations, net of tax	—	—	43,302
Net loss attributable to common stockholders	$(479,838)	$(213,833)	$(94,155)
Denominator
Weighted average shares outstanding
Basic and diluted	125,455,487	124,152,984	123,444,943
Net loss per share attributable to common Stockholders
Basic and diluted:
Continuing operations	$(3.82)	$(1.72)	$(1.11)
Discontinued operations	—	—	0.35
Net loss	$(3.82)	$(1.72)	$(0.76)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Stock options	1,897,212	2,765,826	3,406,171
Restricted stock units	4,133,531	3,342,923	2,793,680

19.	Segment Reporting

As of December 31, 2020, we had two reportable segments (Education and HMH Books & Media). Our Education segment provides educational products, technology platforms and services to meet the diverse needs of today’s classrooms. These products and services include print and digital content in the form of textbooks, digital courseware, instructional aids, educational assessment and intervention solutions, which are aimed at improving achievement and supporting learning for students who are not keeping pace with peers, professional development and school reform services. Our HMH Books & Media segment primarily develops, markets and sells consumer books in print and digital formats and licenses book rights to other publishers and electronic businesses in the United

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

States and abroad. The principal distribution channels for HMH Books & Media products are retail stores, both physical and online, and wholesalers.

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

	Year Ended December 31,
		HMH	Corporate/
(in thousands)	Education	Books & Media	Other
2020
Net sales	$839,553	$191,739	$—
Segment Adjusted EBITDA	145,862	26,627	(40,649)
2019
Net sales	$1,210,646	$180,028	$—
Segment Adjusted EBITDA	196,907	14,908	(46,077)
2018
Net sales	$1,122,689	$199,728	$—
Segment Adjusted EBITDA	210,604	21,942	(40,418)

The following table disaggregates our net sales by major source:

	Year Ended December 31, 2020
		HMH
(in thousands)	Education	Books & Media	Consolidated
Core solutions (1)	$459,350	$—	$459,350
Extensions businesses (2)	380,203	—	380,203
Books & Media	—	191,739	191,739
Net sales	$839,553	$191,739	$1,031,292

	Year Ended December 31, 2019
		HMH
(in thousands)	Education	Books & Media	Consolidated
Core solutions (1)	$578,675	$—	$578,675
Extensions businesses (2)	631,971	—	631,971
Books & Media	—	180,028	180,028
Net sales	$1,210,646	$180,028	$1,390,674

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	Year Ended December 31, 2018
		HMH
(in thousands)	Education	Books & Media	Consolidated
Core solutions (1)	$538,166	$—	$538,166
Extensions businesses (2)	584,523	—	584,523
Books & Media	—	199,728	199,728
Net sales	$1,122,689	$199,728	$1,322,417

(1)	Comprehensive solutions primarily for reading, literature, math, science and social studies programs.
(2)	Primarily consists of our Heinemann brand, intervention, supplemental and professional services.

Reconciliation of Segment Adjusted EBITDA to the consolidated statements of operations is as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Education Adjusted EBITDA	$145,862	$196,907	$210,604
HMH Books & Media Adjusted EBITDA	26,627	14,908	21,942
Total Segment Adjusted EBITDA	172,489	211,815	232,546
Corporate/Other Adjusted EBITDA	(40,649)	(46,077)	(40,418)
Interest expense	(65,959)	(48,778)	(45,680)
Interest income	899	3,157	2,550
Depreciation expense	(50,715)	(61,475)	(75,116)
Amortization expense—film asset	(13,953)	(9,835)	(6,057)
Amortization expense	(171,821)	(201,382)	(170,903)
Non-cash charges—stock compensation	(11,573)	(13,968)	(13,248)
Non-cash charges—loss on derivative instruments	672	(899)	(1,374)
Non-cash charges—asset impairment charges	(279,000)	—	—
Inventory obsolescence related to strategic transformation plan	—	(9,758)	—
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(1,080)	(6,327)	(2,883)
Restructuring/severance and other charges	(33,643)	(21,742)	(11,478)
Gain on investments	2,091	—	—
Gain on sale of assets	—	—	201
Loss on extinguishment of debt	—	(4,363)	—
Loss before taxes	(492,242)	(209,632)	(131,860)
(Provision) benefit for income taxes	12,404	(4,201)	(5,597)
Net loss from continuing operations	$(479,838)	$(213,833)	$(137,457)

Segment information as of December 31, 2020 and 2019 is as follows:

(in thousands)	2020	2019
Total assets—Education segment	$1,520,504	$1,971,553
Total assets—HMH Books & Media segment	175,710	186,318
Total assets—Corporate and Other	324,912	355,301
Total consolidated assets	$2,021,126	$2,513,172

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following represents long-lived assets (property, plant, and equipment) outside of the United States, which are substantially in Ireland. All other long-lived assets are located in the United States.

(in thousands)	2020	2019
Long-lived assets—International	$228	$113

The following is a schedule of net sales by geographic region:

(in thousands)
Year Ended December 31, 2020
Net sales—U.S.	$997,178
Net sales—International	34,114
Total net sales	$1,031,292
Year Ended December 31, 2019
Net sales—U.S.	$1,327,833
Net sales—International	62,841
Total net sales	$1,390,674
Year Ended December 31, 2018
Net sales—U.S.	$1,249,568
Net sales—International	72,849
Total net sales	$1,322,417

20.	Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning		Utilization of	End
	of Year	Net Charges	Allowances	of Year
2020
Allowance for doubtful accounts	$3,015	$1,589	$(615)	$3,989
Reserve for returns	16,679	33,847	(35,952)	14,574
Reserve for royalty advances	119,695	16,552	(39,592)	96,655
Deferred tax valuation allowance	583,505	81,475	(2,412)	662,568
2019
Allowance for doubtful accounts	$2,173	$1,909	$(1,067)	$3,015
Reserve for returns	18,559	41,654	(43,534)	16,679
Reserve for royalty advances	117,797	16,500	(14,602)	119,695
Deferred tax valuation allowance	562,392	23,707	(2,594)	583,505
2018
Allowance for doubtful accounts	$2,508	$128	$(463)	$2,173
Reserve for returns	20,580	36,395	(38,416)	18,559
Reserve for royalty advances	103,606	17,301	(3,110)	117,797
Deferred tax valuation allowance	571,653	(7,667)	(1,594)	562,392

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

21.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2020:
Net sales	$189,925	$251,216	$386,590	$203,561
Gross profit	63,450	90,389	167,415	65,986
Operating (loss) income	(338,176)	(22,212)	272	(68,973)
Net loss	(345,973)	(38,168)	(12,552)	(83,145)
Net loss per share attributable to common stockholders
Basic:
Net loss	$(2.77)	$(0.30)	$(0.10)	$(0.66)
Diluted:
Net loss	$(2.77)	$(0.30)	$(0.10)	$(0.66)
2019:
Net sales	$194,635	$388,896	$565,668	$241,475
Gross profit	57,893	156,055	273,481	59,065
Operating (loss) income	(101,835)	(30,253)	77,871	(108,947)
Net (loss) income	(117,362)	(40,613)	69,260	(125,118)
Net (loss) income per share attributable to common stockholders
Basic:
Net (loss) income	$(0.95)	$(0.33)	$0.56	$(1.01)
Diluted:
Net (loss) income	$(0.95)	$(0.33)	$0.55	$(1.01)

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

During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment of $262.0 million and related income tax benefit in the first quarter of 2020. Management believes these adjustments are not material to the current period financial statements or any prior periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the aforementioned criteria, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item shall be set forth in the sections titled “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this Item shall be set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item shall be set forth in the section titled “Security Ownership and Other Matters” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item shall be set forth in the section titled “Corporate Governance – Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item shall be set forth in the section titled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

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

3.3

Amended and Restated By-laws of the Registrant, as amended, effective September 20, 2020 (incorporated herein by reference to Exhibit No.  3.1 to the Company’s Current Report on Form 8-K, filed October 6, 2020 (File No. 001-36166)).

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

4.6	Form of 9.000% Senior Secured Notes due 2025 (incorporated herein by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 25, 2019) (File No. 001-36166)).

4.7	Description of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed February 27, 2020 (File No. 36166)).

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

Exhibit No.	Description
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

10.17†

HMH Holdings (Delaware), Inc. 2012 Management Incentive Plan Form of Stock Option Award Notice (incorporated herein by reference to Exhibit No. 10.2a to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

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

10.41

Amendment No. 1 to the Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan dated December 13, 2019 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 27, 2020 (File No. 001-36166))

21.1*	List of Subsidiaries of the Registrant.

Exhibit No.	Description
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Lynch, Jr. John J. Lynch, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2021

/s/ Joseph P. Abbott, Jr. Joseph P. Abbott, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021

/s/ Michael J. Dolan Michael J. Dolan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2021

/s/ Lawrence K. Fish Lawrence K. Fish	Chairman of the Board of Directors	February 25, 2021

/s/ Daniel M. Allen Daniel M. Allen	Director	February 25, 2021

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	February 25, 2021

/s/ Jean S. Desravines Jean S. Desravines	Director	February 25, 2021

/s/ Jill A. Greenthal Jill A. Greenthal	Director	February 25, 2021

/s/ John F. Killian John F. Killian	Director	February 25, 2021

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director	February 25, 2021

/s/ Tracey D. Weber Tracey D. Weber	Director	February 25, 2021