Form 10-Q
period 2021-03-31
Houghton Mifflin Harcourt Co
filed 2021-05-06
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $0.01 per share, outstanding as of May 3, 2021 was 127,410,353.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will,” “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. Forward-looking statements include all statements that are not statements of historical facts. They include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; the expected timetable for closing the disposition of HMH Books & Media, including the satisfaction or waiver of closing conditions; the use of the net proceeds from the proposed transaction to pay down debt; the expected impact of the COVID-19 pandemic; our competitive strengths; the industry in which we operate; the impact of new accounting guidance and tax laws; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of dispositions, acquisitions and other investments; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools; any delays in receiving required regulatory approvals for the proposed sale of HMH Books & Media; the risk that disruption resulting from the proposed transaction may adversely affect the Company’s businesses and business relationships, including with employees and suppliers; delays in satisfying other closing conditions and disruptions in the global credit and financial markets that could have a negative impact on the completion of the proposed transaction; the rate and state of technological change; state requirements related to digital instructional materials; our ability to execute on our Digital First, Connected growth strategy; increases in our operating costs; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives and other factors discussed in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands of dollars, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$170,901	$281,200
Accounts receivable, net of allowances for bad debts and book returns of $8.2 million and $8.4 million, respectively	92,477	88,830
Inventories	175,790	145,553
Prepaid expenses and other assets	25,105	19,276
Assets held for sale	140,971	160,053
Total current assets	605,244	694,912

Property, plant, and equipment, net	86,248	88,801
Pre-publication costs, net	191,232	202,820
Royalty advances to authors, net	2,064	2,425
Goodwill	437,977	437,977
Other intangible assets, net	391,412	402,484
Operating lease assets	123,565	126,850
Deferred income taxes	2,415	2,415
Deferred commissions	30,319	30,659
Other assets	29,991	31,783
Total assets	$1,900,467	$2,021,126
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19,000	$19,000
Accounts payable	47,336	38,751
Royalties payable	21,503	34,765
Salaries, wages, and commissions payable	14,460	21,723
Deferred revenue	320,988	342,605
Interest payable	4,136	11,017
Severance and other charges	11,434	19,590
Accrued pension benefits	1,593	1,593
Accrued postretirement benefits	1,555	1,555
Operating lease liabilities	9,948	9,669
Other liabilities	23,468	22,912
Liabilities held for sale	32,505	30,662
Total current liabilities	507,926	553,842

Long-term debt, net of discount and issuance costs	621,319	624,692
Operating lease liabilities	129,269	132,014
Long-term deferred revenue	542,065	562,679
Accrued pension benefits	17,240	24,061
Accrued postretirement benefits	15,605	16,566
Deferred income taxes	18,503	16,411
Other liabilities	152	398
Total liabilities	1,852,079	1,930,663
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 151,987,387 and 150,459,034 shares issued at March 31, 2021 and December 31, 2020, respectively; 127,410,353 and 125,882,000 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,520	1,505
Treasury stock, 24,577,034 shares as of March 31, 2021 and December 31, 2020, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,921,845	4,918,542
Accumulated deficit	(4,307,813)	(4,255,830)
Accumulated other comprehensive loss	(49,134)	(55,724)
Total stockholders’ equity	48,388	90,463
Total liabilities and stockholders’ equity	$1,900,467	$2,021,126

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2021	2020
Net sales	$146,195	$151,843
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	58,137	63,652
Publishing rights amortization	3,166	4,432
Pre-publication amortization	25,051	30,562
Cost of sales	86,354	98,646
Selling and administrative	89,235	123,341
Other intangible assets amortization	7,906	5,856
Impairment charge for goodwill	—	262,000
Operating loss	(37,300)	(338,000)
Other income (expense)
Retirement benefits non-service (expense) income	(200)	61
Interest expense	(8,564)	(9,253)
Interest income	20	766
Change in fair value of derivative instruments	(674)	(380)
Loss from continuing operations before taxes	(46,718)	(346,806)
Income tax expense (benefit) for continuing operations	2,310	(8,780)
Loss from continuing operations	(49,028)	(338,026)
Loss from discontinued operations, net of tax	(2,955)	(7,947)
Net loss	$(51,983)	$(345,973)
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.39)	$(2.71)
Discontinued operations	(0.02)	(0.06)
Net loss	$(0.41)	$(2.77)
Weighted average shares outstanding
Basic and diluted	126,473,317	124,688,974

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share information)	2021	2020
Net loss	$(51,983)	$(345,973)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(335)	(113)
Net change in pension and benefit plan liabilities, net of tax	6,925	—
Net change in unrealized loss on derivative financial instruments, net of tax	—	(331)
Other comprehensive income (loss), net of taxes	6,590	(444)
Comprehensive loss	$(45,393)	$(346,417)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Cash flows from operating activities
Net loss	$(51,983)	$(345,973)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of tax	2,955	7,947
Depreciation and amortization expense	47,818	53,033
Amortization of operating lease assets	3,285	3,632
Amortization of debt discount and deferred financing costs	660	646
Deferred income taxes	2,085	(9,128)
Stock-based compensation expense	2,607	3,268
Impairment charge for goodwill	—	262,000
Change in fair value of derivative instruments	674	380
Changes in operating assets and liabilities
Accounts receivable	(3,647)	29,057
Inventories	(30,238)	(51,580)
Other assets	(3,851)	(335)
Accounts payable and accrued expenses	3,322	(19,878)
Royalties payable and author advances, net	(12,924)	(34,816)
Deferred revenue	(42,231)	(59,529)
Interest payable	(6,881)	(12)
Severance and other charges	(8,156)	(5,320)
Accrued pension and postretirement benefits	(855)	(1,108)
Operating lease liabilities	(2,466)	(3,304)
Other liabilities	(720)	(948)
Net cash used in operating activities - continuing operations	(100,546)	(171,968)
Net cash provided by operating activities - discontinued operations	19,290	15,201
Net cash used in operating activities	(81,256)	(156,767)
Cash flows from investing activities
Additions to pre-publication costs	(14,354)	(18,489)
Additions to property, plant, and equipment	(9,949)	(11,875)
Net cash used in investing activities - continuing operations	(24,303)	(30,364)
Net cash used in investing activities - discontinued operations	(400)	(262)
Net cash used in investing activities	(24,703)	(30,626)
Cash flows from financing activities
Borrowings under revolving credit facility	—	150,000
Payments of long-term debt	(4,750)	(4,750)
Tax withholding payments related to net share settlements of restricted stock units	—	(48)
Issuance of common stock under employee stock purchase plan	410	503
Net cash (used in) provided by financing activities - continuing operations	(4,340)	145,705
Net (decrease) increase in cash and cash equivalents	(110,299)	(41,688)
Cash and cash equivalents at beginning of the period	281,200	296,353
Cash and cash equivalents at end of the period	$170,901	$254,665
Supplemental disclosure of cash flow information
Interest paid – continuing operations	$14,746	$7,993
Interest paid – discontinued operations	5,803	7,360
Income taxes paid	—	1
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$4,392	$5,978
Property, plant, and equipment included in accounts payable and accruals	1,452	3,787
Property, plant, and equipment acquired under finance leases	123	288

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960
Balance at December 31, 2020	150,459,034	$1,505	$(518,030)	$4,918,542	$(4,255,830)	$(55,724)	$90,463
Net loss	—	—	—	—	(51,983)	—	(51,983)
Other comprehensive income, net of tax	—	—	—	—	—	6,590	6,590
Issuance of common stock for employee purchase plan	239,144	2	—	634	—	—	636
Issuance of common stock for vesting of restricted stock units	1,289,209	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	2,682	—	—	2,682
Balance at March 31, 2021	151,987,387	$1,520	$(518,030)	$4,921,845	$(4,307,813)	$(49,134)	$48,388

The accompanying notes are an integral part of these consolidated financial statements.

 Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements (Unaudited)

(amounts in tables are in thousands of dollars, except share and per share information)

1.	Basis of Presentation

Houghton Mifflin Harcourt Company (“HMH,” “Houghton Mifflin Harcourt,” “we,” “us,” “our,” or the “Company”) is a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH estimates that it serves more than 50 million students and three million educators in 150 countries.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. In the opinion of management, our unaudited consolidated financial statements and accompanying notes include all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows for the interim periods presented. Interim results of operations are not necessarily indicative of the results for the full year or for any future period. These financial statements should be read in conjunction with the annual financial statements and the notes thereto also included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our accompanying consolidated financial statements include the results of operations of the Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

On March 26, 2021, we entered into a definitive asset purchase agreement to sell the HMH Books & Media segment and that segment is now classified as a discontinued operation. We determined that the HMH Books & Media business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of March 31, 2021 due to its relative size and strategic rationale. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the HMH Books & Media business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to our continuing operations. As a result, our revenues and financial results from continuing operations are reported under one reportable segment.

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

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our business may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year. Moreover, uncertainty resulting from the COVID-19 pandemic may result in our business not following this historic pattern.

 Schools typically conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2020, 2019 and 2018, approximately 69% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services. Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters; however, as the COVID-19 pandemic progressed we experienced a decline in net sales and sales orders beginning in the second half of March 2020. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments, as well as observe the impact to state revenues and related educational budgets to ascertain an estimate of the impact; however, the length and severity of the reduction in demand due to the pandemic and its impact on educational spending remains uncertain. Accordingly, our full year results for 2021 will continue to be impacted compared to pre-pandemic prior years.

While we are planning for a demand recovery, the exact timing and pace of recovery is uncertain given the significant disruption caused by the pandemic on the operations of our customers. Our expense management and liquidity measures may be modified as we obtain additional clarity on the timing of customer demand recovery. In response to these developments, we implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic and to help mitigate its’ impact on our financial position, profitability and cash flow. These measures included, but were not limited to furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources.

2020 Restructuring Plan

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, was approximately $33.6 million.

Forward-looking

After reviewing our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions described above in addition to the planned divestiture of the HMH Books & Media business, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility provides sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover and we have performed a sensitivity analysis on various recovery assumptions. Based on the actions in 2020 described above, we have concluded we have sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

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

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. The HMH Books & Media reporting unit has been recorded as a discontinued operation during the first quarter of 2021 (refer to Note 5). The relevant inputs and assumptions used in the valuation of the Education reporting unit include our market capitalization, selection of a control premium, and the determination of an appropriate market multiple to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment, we concluded that our goodwill, which is wholly attributed to the Education reporting unit, was impaired and, accordingly, recorded a goodwill impairment charge in the first quarter of 2020 of $262.0 million. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment and related income tax benefit.

Additionally, as a result of the triggering event identified in the first quarter of 2020, we performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename, the recoverability was evaluated using a one-step process whereby we determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows. The discount rate was based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. The long-lived impairment analysis was performed over the Education reporting unit and the HMH Books & Media reporting unit. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

Due to the HMH Books & Media segment being classified as held for sale as of March 31, 2021, we performed an impairment analysis over the HMH Books & Media long-lived asset group. As the sale price was in excess of the carrying value of the asset group, no impairment was identified. Additionally, we considered the impacts of the pending HMH Books & Media sale and related segment change on our Education reporting unit, to which goodwill and indefinite-lived intangibles are entirely allocated. During the three months ended March 31, 2021, no changes to our reporting units were identified and no impairment triggering events were identified as it relates to our Education reporting unit assets.

3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three months ended March 31, 2021 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles, including simplification of areas such as franchise taxes, step-up in tax basis of goodwill, intraperiod allocations, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. We adopted the guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At March 31, 2021, we reported allowances for doubtful accounts of $3.7 million, compared to $3.8 million at December 31, 2020, reflecting write-offs of $0.1 million for the three months ended March 31, 2021.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At March 31, 2021, we reported a reserve for royalty advances of $7.4 million, compared to $7.3 million at December 31, 2020, reflecting an increase of $0.1 million for the three months ended March 31, 2021.
5.	Discontinued Operations

On March 26, 2021, we entered into a definitive asset purchase agreement to sell the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business, subject to specified exceptions. The transaction is expected to close in the second quarter of 2021 subject to customary closing conditions, including regulatory approvals. Upon closing of the transaction, all HMH Books & Media employees will become employees of the purchaser. Net proceeds from the sale after the payment of transaction costs are estimated to be approximately $337.0 million, all of which we intend to use to pay down debt. In connection with the sale of the HMH Books & Media business, we will enter into a Transition Services Agreement (“TSA”) with the purchaser whereby we will perform certain support functions for a period of up to 12 months. Upon the signing of the asset purchase agreement, the HMH Books & Media business qualified as a discontinued operation, and we now report our revenues and financial results from continuing operations under one reportable segment.

Selected financial information of the HMH Books & Media business included in discontinued operations is below. Included within the loss from discontinued operations is interest expense which was allocated to the HMH Books & Media business as we are intending to use the proceeds from the sale to pay down debt as required by our debt facilities given we are not intending to reinvest such amounts in the business.

	Three Months Ended
	March 31,
	2021	2020
Net sales	$42,706	$38,082
Costs	37,615	36,373
Amortization	1,395	1,885
Interest expense	6,557	7,530
Loss from discontinued operations before taxes	$(2,861)	$(7,706)
Income tax expense	(94)	(241)
Loss from discontinued operations, net of tax	$(2,955)	$(7,947)

The assets and liabilities of the HMH Books & Media business have been classified as assets held for sale and liabilities held for sale on our consolidated balance sheets. The major categories of assets and liabilities of the HMH Books & Media business included in assets held for sale and liabilities held for sale are as follows:

	March 31,	December 31,
	2021	2020
Accounts receivable, net	$43,066	$64,002
Inventories	23,970	21,410
Prepaid expenses and other assets	713	655
Property, plant, and equipment, net	4,193	4,401
Pre-publication costs, net	337	329
Royalty advances to authors, net	40,820	40,060
Other intangible assets, net	24,728	26,100
Other assets	3,144	3,096
Total assets held for sale	$140,971	$160,053
Accounts payable	7,989	10,353
Royalties payable	21,796	17,628
Salaries and wages payable	453	221
Other liabilities	2,267	2,460
Total liabilities held for sale	$32,505	$30,662

6.	Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods	$165,337	$134,349
Raw materials	10,453	11,204
Inventories	$175,790	$145,553

7.	Contract Assets and Liabilities, Contract Costs and Net Sales

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the three months ended March 31, 2021:

	March 31, 2021	December 31, 2020	$ Change	% Change
Contract assets	$596	$580	$16	2.8%
Contract liabilities (deferred revenue)	$863,053	$905,284	$(42,231)	(4.7%)

The $42.2 million decrease in our net contract liabilities from December 31, 2020 to March 31, 2021 was primarily due to the satisfaction of performance obligations related to physical and digital products, and services during the period in excess of revenue deferred during the period.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $30.3 million and $30.7 million at March 31, 2021 and December 31, 2020, respectively, and amortized $0.8 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $14.2 million and $14.7 million at March 31, 2021 and December 31, 2020, respectively, and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $1.3 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively. The amortization is included in cost of sales, excluding publishing rights and pre-publication amortization.

During the three months ended March 31, 2021 and 2020, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended
	March 31,
	2021	2020
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$74,658	$79,205

As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $903.7 million, and we will recognize approximately 73% to net sales over the next 1 to 3 years.

The following table disaggregates our net sales by major source:

(in thousands)	Three Months ended March 31, 2021	Three Months ended March 31, 2020
Core solutions (1)	$68,671	$65,327
Extensions (2)	77,524	86,516
Net sales	$146,195	$151,843

(1)  Comprehensive solutions primarily for reading, math, science and social studies programs.

(2)  Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

8.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $438.0 million for the three months ended March 31, 2021. Accumulated impairment losses on goodwill as of March 31, 2021 was $279.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $262.0 million during the three months ended March 31, 2020.

Other intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	133,330	(51,781)	81,549	133,330	(46,810)	86,520
Publishing rights	1,050,000	(1,033,603)	16,397	1,050,000	(1,030,437)	19,563
Customer related and other	448,140	(315,674)	132,466	448,140	(312,739)	135,401
Other intangible assets, net	$1,792,470	$(1,401,058)	$391,412	$1,792,470	$(1,389,986)	$402,484

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $11.1 million and $10.3 million for the three months ended March 31, 2021 and 2020, respectively. During the normal course of business, we periodically review the useful lives of our definite-lived assets and adjust the amortization periods if evidence shows a shorter life duration. During the first quarter of 2021, several definite-lived intangible assets were adjusted to shorter amortization periods due to anticipated end of life periods as we streamline our offerings.

9.	Debt

Our debt consisted of the following:

	March 31, 2021	December 31, 2020
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$342,291	$346,091
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$298,028	$297,601
	640,319	643,692
Less: Current portion of long-term debt	(19,000)	(19,000)
Total long-term debt, net of discount and issuance costs	$621,319	$624,692
Revolving credit facility	$—	$—

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.  The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%. As of March 31, 2021, the interest rate on the term loan facility was 7.25%.

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

The term loan facility contains customary mandatory prepayment requirements, including with respect to excess cash flow, proceeds from certain asset sales or dispositions of property, and proceeds from certain incurrences of indebtedness.  The term loan facility permits the Company to voluntarily prepay outstanding amounts at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

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

These interest rate swaps were designated as cash flow hedges and qualified for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $0.3 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the three months ended March 31, 2020. We reclassified $0.5 million from other comprehensive loss to earnings during the three months ended March 31, 2020.

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

Beginning on November 22, 2019, the fair value changes on the undesignated portion of the swap flow through earnings, as opposed to being deferred as unrealized gains or losses in other comprehensive loss. The impact of this change on the financial statements as of March 31, 2020 was less than $0.1 million and was recorded in our consolidated statements of operations for the three months ended March 31, 2020. We had no interest rate derivative contracts outstanding as of March 31, 2021.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of March 31, 2021, no amounts are outstanding under the revolving credit facility.

As of March 31, 2021, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020.  Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represents cash expenditures, was approximately $33.6 million.

There were no costs associated with the 2020 Restructuring Plan in our consolidated statements of operations for the three months ended March 31, 2021 and 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2021
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	March 31,
	2020	Charges	payments	2021
Severance and termination benefits	$19,311	$—	$(8,029)	$11,282
	$19,311	$—	$(8,029)	$11,282

2019 Restructuring Plan

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three months ended March 31, 2021 and 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2021
	Restructuring accruals at December 31, 2020	Charges	Cash payments	Restructuring accruals at March 31, 2021
Severance and termination benefits	$279	$—	$(127)	$152
	$279	$—	$(127)	$152

11.	Income Taxes

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

For the three months ended March 31, 2021 and 2020, we recorded an income tax expense of approximately $2.3 million and a benefit of $8.8 million, respectively. For all periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (4.9)% and 2.5% for the three months ended March 31, 2021 and 2020, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both March 31, 2021 and December 31, 2020.

12.	Retirement and Postretirement Benefit Plans

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive loss and subsequently amortize those items in the statement of operations. Due to lump-sum disbursements by participants in the first quarter of 2021, we incurred a settlement charge of $0.5 million. In connection with this settlement charge, we remeasured our pension liability and recorded a $6.4 million benefit through other comprehensive income primarily due to changes in discount rates.

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended March 31,
	2021	2020
Interest cost	$687	$1,097
Expected return on plan assets	(1,916)	(1,855)
Amortization of net loss	850	581
Settlement loss recognized	500	—
Net periodic benefit cost (credit)	$121	$(177)

	Other Post Retirement Plans
	Three Months Ended March 31,
	2021	2020
Service cost	$19	$17
Interest cost	68	107
Amortization of prior service cost	11	11
Amortization of net loss	—	(2)
Net periodic benefit cost	$98	$133

There were no contributions to the pension plans during the three months ended March 31, 2021 and 2020.

13.	Fair Value Measurements

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

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$152,076	$152,076	$—	(a)
	$152,076	$152,076	$—
Financial liabilities
Foreign exchange derivatives	$374	$—	$374	(a)
	$374	$—	$374

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$262,135	$262,135	$—	(a)
Foreign exchange derivatives	466	—	466	(a)
	$262,601	$262,135	$466

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $152.1 million and $262.1 million invested in money market funds as of March 31, 2021 and December 31, 2020, respectively, we had $18.8 million and $19.1 million of cash invested in bank accounts as of March 31, 2021 and December 31, 2020, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.5 million and $14.9 million at March 31, 2021 and December 31, 2020, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2021 and December 31, 2020, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Our interest rate derivatives are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt. There were no aggregate notional amounts outstanding of the interest rate derivative instruments as of March 31, 2021. We designate derivative instruments either as fair value or cash flow hedges under the accounting guidance related to derivatives and hedging. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in other comprehensive loss, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

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

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, and pre-publication costs, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the 2020 first quarter report, as there was a triggering event for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment, which resulted in a goodwill impairment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020.

The following table presents our non-financial assets measured at fair value on a nonrecurring basis during 2020:

	March 31, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$454,977	$454,977	$262,000	(a)
	$454,977	$454,977	$262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value. We estimate the fair values of our reporting units by considering our market capitalization and other judgments. There was no goodwill impairment recorded for the three months ended March 31, 2021. Impairment recorded for goodwill for the three months ended March 31, 2020 was $262.0 million. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million to increase the goodwill impairment charge to correct an error of the previously recorded amount.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the three months ended March 31, 2021 and 2020.

Non-Marketable Investments

At March 31, 2021 and December 31, 2020, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private partnerships, was $4.4 million. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. There were no gains or losses from non-marketable investments during the three months ended March 31, 2021 and 2020.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at March 31, 2021 and December 31, 2020. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$342,291	$340,580	$346,091	$331,382
$306,000 Senior secured notes	$298,028	$319,635	$297,601	$304,297

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at March 31, 2021 and December 31, 2020. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

14.	Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In connection with an agreement with a development content provider, we agreed to act as guarantor to that party’s loan to finance such development. Such guarantee is expected to remain until 2022; however, it may terminate sooner in connection with the sale of the HMH Books & Media business. Under the guarantee, we believe the maximum future payments approximate $4.7 million. In the unlikely event that we are required to make payments on behalf of the development content provider, we would have recourse against the development content provider.

We were contingently liable for $1.2 million and $1.4 million of performance-related surety bonds for our operating activities as of March 31, 2021 and December 31, 2020, respectively. An aggregate of $16.5 million and $18.8 million of letters of credit existed at March 31, 2021 and December 31, 2020, respectively, of which $1.1 million backed the aforementioned performance-related surety bonds as of March 31, 2021 and December 31, 2020.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of March 31, 2021 and December 31, 2020.

15.	Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2021	2020
Numerator
Loss from continuing operations	$(49,028)	$(338,026)
Loss from discontinued operations, net of tax	(2,955)	(7,947)
Net loss attributable to common stockholders	$(51,983)	$(345,973)
Denominator
Weighted average shares outstanding
Basic and diluted	126,473,317	124,688,974
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(0.39)	$(2.71)
Discontinued operations	(0.02)	(0.06)
Net loss	$(0.41)	$(2.77)

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

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2021	2020
Stock options	1,882,212	2,349,112
Restricted stock units	4,159,106	3,243,031

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate an understanding of our results of operations and financial condition and should be read in conjunction with the interim unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities Exchange Commission (the “SEC”) on February 25, 2021. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of K–12 core curriculum, supplemental and intervention solutions, and professional learning services, we partner with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. We estimate that we serve more than 50 million students and three million educators in 150 countries.

Recent Developments

HMH Books & Media Consumer Publishing Business and Discontinued Operations

On March 26, 2021, we entered into a definitive asset purchase agreement to sell the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business subject to specified exceptions (collectively, the “Transaction”). We expect total net cash proceeds after the payment of transaction costs to be approximately $337.0 million, which we intend to use to pay down debt. The divestiture enables HMH to focus singularly on K–12 education and accelerate growth momentum in digital sales, annual recurring revenue and free cash flow while paying down a significant portion of our debt. As part of the agreement, all HMH Books & Media business employees will join the acquiring company. The divestiture is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close in the second quarter of 2021.

Upon entering into the asset purchase agreement on March 26, 2021, the HMH Books & Media business became a Discontinued Operation due to its relative size and strategic rationale, and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented, including from discussions of total net sales and other results of operations. Included within the first quarter discontinued operations financial results is allocated interest expense of $6.6 million and $7.5 million, for 2021 and 2020, respectively, based on our intent to repay the Company’s debt with the net proceeds from the sale. On the balance sheet, all assets and liabilities transferring to the acquirer have been classified as Assets Held for Sale or Liabilities Held for Sale. The results of the HMH Books & Media business were previously reported in its own reportable segment. We will report our revenues and financial results from continuing operations under one reportable segment.

Unless otherwise indicated, all financial information refers to continuing operations.

COVID-19

Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters. As we proceeded through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, schools began to close in response to federal, state and local social distancing directives resulting in a decline in net sales and sales orders in the second half of March 2020. We implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic. We also have taken actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow including, but not limited to, furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources.

Given the ongoing COVID-19 situation, our business will continue to be impacted during 2021 as spending by our customers slowly resumes.

2020 Restructuring Plan

We are continuing to assess our cost structure amid the COVID-19 pandemic to align our cost structure to our net sales and long-term strategy. As part of this effort, on September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year. Each of the employees received or will receive separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received or will receive separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the 2020 restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represented cash expenditures, was approximately $33.6 million. These actions are to streamline the cost structure of the Company.

Key Aspects and Trends of Our Operations

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, multimedia instructional programs, software and services, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our invoices for products and services, less revenue that will be deferred until future recognition along with the transaction price allocation adjusted to reflect the estimated returns for the arrangement. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until control is transferred to the customer, which often extends over the life of the contract, and our hosted online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model includes integrated solutions comprised of both print and digital offerings/products to address the needs of the education marketplace. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

Core curriculum programs, which historically represent the most significant portion of our net sales, cover curriculum standards in a particular K-12 academic subject and include a comprehensive offering of teacher and student materials required to conduct the class throughout the school year. Products and services in these programs include print and digital offerings for students and a variety of supporting materials such as teacher’s editions, formative assessments, supplemental materials, whole group instruction materials, practice aids, educational games and professional services. The process through which materials and curricula are selected and procured for classroom use varies throughout the United States. Currently, 19 states, known as adoption states, review and approve new programs usually every six to eight years on a state-wide basis. School districts in those states typically select and purchase materials from the state-approved list. The remaining states are known as open states or open territory states. In those states, materials are not reviewed at the state level, and each individual school or school district is free to procure materials at any time, although most follow a five-to-ten year replacement cycle. The student population in adoption states represents approximately 50% of the U.S. elementary and secondary school-age population. Some adoption states provide “categorical funding” for instructional materials, which means that those state funds cannot be used for any other purpose. Our core curriculum programs typically have higher deferred sales than other parts of the business. The higher deferred sales are primarily due to the length of time that our programs are being delivered, along with greater component and digital product offerings. A significant portion of our net sales is dependent upon our ability to maintain residual sales, which are subsequent sales after the year of the original adoption, and our ability to continue to generate new business by developing new programs that meet our customers’ evolving needs. In addition, our market is affected by changes in state curriculum standards, which drive instruction, assessment and accountability in each state. Changes in state curriculum standards require that instructional materials be revised or replaced to align to the new standards, which historically has driven demand for core curriculum programs.

We also derive net sales from supplemental and intervention products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

In international markets, we predominantly export and sell K-12 books to premium private schools that utilize the U.S. curriculum, which are located primarily in Asia, the Pacific, the Middle East, Latin America, the Caribbean and Africa. Our international sales team utilizes a global network of distributors in local markets around the world.

Factors affecting our net sales include:

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Florida called for K-12 English Language Arts materials in 2020 for purchase beginning in 2021 and has called for K-12 Mathematics for review in 2021 and purchase beginning in 2022. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2021 legislative session will appropriate funds for purchases in 2021 and 2022. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. There is no guarantee that our programs will be approved for purchase in future instructional materials adoptions in these states.

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

Cost of sales, excluding publishing rights and pre-publication amortization

Cost of sales, excluding publishing rights and pre-publication amortization, include expenses directly attributable to the production of our products and services, including the non-capitalizable costs associated with our content and platform development group. The expenses within cost of sales include variable costs such as paper, printing and binding costs of our print materials, royalty expenses paid to our authors, gratis costs or products provided at no charge as part of the sales transaction, and inventory obsolescence. Also included in cost of sales are labor costs related to professional services and the non-capitalized costs associated with our content and platform development group. We also include amortization expense associated with our customer-facing software platforms. Certain products carry higher royalty costs; conversely, digital offerings usually have a lower cost of sales due to lower costs associated with their production. Also, sales to adoption states usually contain higher cost of sales. A change in the sales mix of our products or services can impact consolidated profitability.

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

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of our content, known as the pre-publication costs. Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). We utilize this policy for all pre-publication costs, except the content of certain intervention products acquired in 2015, which we amortize over 7 years using an accelerated amortization method. The amortization methods and periods chosen best reflect the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities.

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $3.0 million for the three months ended March 31, 2021) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible assets amortization

Our other intangible assets amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the three months ended March 31, 2021 was $7.9 million.

Interest expense

Our interest expense includes interest accrued on our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the three months ended March 31, 2021 was $8.6 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Net sales	$146,195	$151,843	$(5,648)	(3.7)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	58,137	63,652	(5,515)	(8.7)%
Publishing rights amortization	3,166	4,432	(1,266)	(28.6)%
Pre-publication amortization	25,051	30,562	(5,511)	(18.0)%
Cost of sales	86,354	98,646	(12,292)	(12.5)%
Selling and administrative	89,235	123,341	(34,106)	(27.7)%
Other intangible assets amortization	7,906	5,856	2,050	35.0%
Impairment charge for goodwill	—	262,000	(262,000)	NM
Operating loss	(37,300)	(338,000)	300,700	89.0%
Other income (expense):
Retirement benefits non-service (expense) income	(200)	61	(261)	NM
Interest expense	(8,564)	(9,253)	689	7.4%
Interest income	20	766	(746)	(97.4)%
Change in fair value of derivative instruments	(674)	(380)	(294)	(77.4)%
Loss from continuing operations before taxes	(46,718)	(346,806)	300,088	86.5%
Income tax expense (benefit) for continuing operations	2,310	(8,780)	11,090	NM
Loss from continuing operations	(49,028)	(338,026)	288,998	85.5%
Loss from discontinued operations, net of tax	(2,955)	(7,947)	4,992	62.8%
Net loss	$(51,983)	$(345,973)	$293,990	85.0%

NM = not meaningful

Net sales for the three months ended March 31, 2021 decreased $5.6 million, or 3.7%, from $151.8 million in 2020 to $146.2 million. The decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $9.0 million from $86.0 million in 2020 to $77.0 million. Within Extensions, net sales of professional services decreased $14.0 million due to lower professional services with the decline of the in-person learning environment as a result of the COVID-19 pandemic. Partially offsetting the decline in Extensions was an increase in Core Solutions of $3.0 million from $65.0 million in 2020 to $68.0 million, driven by strong international net sales and net sales of social studies and math programs in California.

Operating loss for the three months ended March 31, 2021 favorably changed from a loss of $338.0 million in 2020 to a loss of $37.3 million, due primarily to the following:

•

An impairment charge for goodwill in 2020 of $262.0 million that did not reoccur in 2021. This non-cash impairment was a direct result of the adverse impact that the COVID-19 pandemic has had on the Company;

•

A $34.1 million decrease in selling and administrative expenses, primarily due to lower labor costs of $17.0 million, resulting from cost savings associated with our 2020 Restructuring Plan and a freeze on hiring. Also, there was a $10.0 million decrease in discretionary costs such as travel and marketing due to expense reduction measures. Further, there was a decrease of $5.0 million of variable expenses driven primarily by a reduction of print sampling;

•

A $5.5 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $63.7 million in 2020 to $58.1 million, primarily due to lower print costs and increased virtual delivery of products and services. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 39.8% from 41.9%;

•

A $4.7 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, partially offset by the accelerated amortization of certain other intangible assets due to product life cycle reductions;

Partially offset by:

•	A $5.6 million decrease in net sales.

Retirement benefits non-service (expense) income for the three months ended March 31, 2021 changed unfavorably by $0.3 million primarily due to the recognition of a $0.5 million settlement charge related to the pension plan during 2021.

Interest expense for the three months ended March 31, 2021 decreased $0.7 million from $9.3 million in 2020 to $8.6 million, primarily due to lower term loan facility interest expense which was driven by lower LIBOR and net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021.

Interest income for the three months ended March 31, 2021 decreased $0.7 million due to lower interest rates on our money market funds in 2021 and to a lesser extent, lower balances.

Change in fair value of derivative instruments for the three months ended March 31, 2021, unfavorably changed by a $0.3 million due to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Income tax expense (benefit) for continuing operations for the three months ended March 31, 2021 increased $11.1 million, from a benefit of $8.8 million in 2020, to an expense of $2.3 million. An income tax benefit was recorded in the first quarter of 2020 and was due primarily to the impairment charge on goodwill, which reduced the related deferred tax liabilities. For 2021, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (4.4)%. For 2020, our effective annual tax rate exclusive of discrete items was (8.7)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Loss from discontinued operations, net of tax for the three months ended March 31, 2021 decreased $5.0 million from a loss of $7.9 million in 2020, to a loss of $3.0 million primarily due to higher net sales in 2021. The HMH Books & Media business has been accounted for as a discontinued operation whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the loss is allocated interest expense of $6.6 million and $7.5 million, for 2021 and 2020, respectively, based on the intent to repay our debt with the net proceeds from the sale as required by our debt facilities as we are not intending to reinvest such amounts in the business.

Adjusted EBITDA from Continuing Operations

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA from continuing operations, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, non-cash charges and impairment charges, levels of depreciation or amortization, and acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss from continuing operations to Adjusted EBITDA from continuing operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss from continuing operations	$(49,028)	$(338,026)
Interest expense	8,564	9,253
Interest income	(20)	(766)
Provision (benefit) for income taxes	2,310	(8,780)
Depreciation expense	11,695	12,183
Amortization expense	36,123	40,850
Non-cash charges – goodwill impairment	—	262,000
Non-cash charges – stock compensation	2,607	3,268
Non-cash charges – loss on derivative instruments	674	380
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	1,826	27
Adjusted EBITDA from continuing operations	$14,751	$(19,611)

Seasonality and Comparability

Our net sales, operating profit or loss and net cash provided by or used in operations are impacted by the inherent seasonality of the academic calendar, which typically results in a cash flow usage in the first half of the year and a cash flow generation in the second half of the year. Consequently, the performance of our business may not be comparable quarter to consecutive quarter and should be considered on the basis of results for the whole year or by comparing results in a quarter with results in the same quarter for the previous year. Moreover, uncertainty resulting from the COVID-19 pandemic may result in our business not following this historic pattern.

Schools conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the past three completed fiscal years, approximately 69% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Liquidity and Capital Resources

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$170,901	$281,200
Current portion of long-term debt	19,000	19,000
Long-term debt, net of discount and issuance costs	621,319	624,692
Revolving credit facility	—	—
Borrowing availability under revolving credit facility	128,060	104,806

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(81,256)	$(156,767)
Net cash used in investing activities	(24,703)	(30,626)
Net cash (used in) provided by financing activities	(4,340)	145,705

Operating activities

Net cash used in operating activities was $81.3 million for the three months ended March 31, 2021, a $75.5 million favorable change from the $156.8 million of net cash used in operating activities for the three months ended March 31, 2020. Net cash used in operating activities included $19.3 million and $15.2 million of cash flow from discontinued operations in 2021 and 2020, respectively and net cash used in operating activities from continuing operations of $100.5 million and $172.0 million in 2021 and 2020, respectively. The $71.4 million improvement in cash used in operating activities from continuing operations resulted from an increase in operating profit, net of non-cash items, of $32.3 million. Further, the improvement was also due to favorable changes in net operating assets and liabilities of $39.1 million primarily due to favorable changes in accounts payable of $23.2 million related to lower commission and incentive expenses, favorable changes in royalties payable of $21.9 million and inventory of $21.3 million and a favorable change in deferred revenue of $17.3 million, offset by unfavorable changes in accounts receivable of $32.7 million due to higher billings and the timing of collections, interest payable of $6.9 million due to the timing of payments, severance and other charges of $2.8 million and other assets and liabilities of $2.2 million.

Investing activities

Net cash used in investing activities was $24.7 million for the three months ended March 31, 2021, a decrease of $5.9 million from the $30.6 million used in investing activities for the three months ended March 31, 2020. Net cash used in investing activities included $0.4 million and $0.3 million of expenditures from discontinued operations in 2021 and 2020, respectively and net cash used in investing activities from continuing operations of $24.3 million and $30.4 million in 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily due to lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $6.1 million in connection with planned reductions in content development.

Financing activities

Net cash used in financing activities, which is all continuing operations, was $4.3 million for the three months ended March 31, 2021, an increase of $150.0 million from the $145.7 million provided by financing activities for the three months ended March 31, 2020. The increase in cash used in financing activities was primarily due to proceeds from our revolving credit facility of $150.0 million during the prior period, which did not repeat in 2021.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. As of March 31, 2021, we had $306.0 million ($298.0 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of March 31, 2021, we had $356.3 million ($342.3 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of March 31, 2021, the interest rate on the term loan facility was 7.25%.

The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date.

The term loan facility does not require us to comply with financial maintenance covenants. We are currently required to meet certain incurrence based financial covenants as defined under our term loan facility.

The term loan facility contains customary mandatory prepayment requirements, including with respect to excess cash flow, proceeds from certain asset sales or dispositions of property, and proceeds from certain incurrences of indebtedness. To the extent that we are successful in closing the divestiture of our HMH Books & Media business, we intend to use the proceeds to reduce our outstanding indebtedness, which will increase recurring free cash flow resulting from reduced interest expense. We do not intend to reinvest such proceeds in the business. The term loan facility permits the Company to voluntarily prepay outstanding amounts at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of March 31, 2021, there were no amounts outstanding on the revolving credit facility. As of March 31, 2021, we had approximately $16.5 million of outstanding letters of credit and approximately $128.1 million of borrowing availability under the revolving credit facility. As of May 6, 2021, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of March 31, 2021, due to our level of borrowing availability.

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

General

We had $170.9 million of cash and cash equivalents and no short-term investments at March 31, 2021 and $281.2 million of cash and cash equivalents and no short-term investments at December 31, 2020.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will begin to recover and we have performed a sensitivity analysis on various recovery assumptions. Based on the actions in 2020, we have concluded we have sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended March 31, 2021 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the year ended December 31, 2020 or year to date in 2021. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of March 31, 2021, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of March 31, 2021, we had $356.3 million ($342.3 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $3.6 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of March 31, 2021, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We have no outstanding interest rate derivative contracts as of March 31, 2021.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of March 31, 2021 and December 31, 2020. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2021 our disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in legal actions, claims, litigation and other matters incidental to our business. Litigation alleging infringement of copyrights and other intellectual property rights, particularly with respect to proprietary photographs and images, is common in the educational publishing industry.

While management believes there is a reasonable possibility we may incur a loss associated with the existing legal actions, claims and litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover all events or that the limits of such coverage will be sufficient to fully cover all potential liabilities thereunder. Refer to Note 14 of the Consolidated Financial Statements included in Part I, Item 1. for a discussion of such matters.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Related to the Pending Sale of our HMH Books & Media Business

The pending sale of our HMH Books & Media business to HarperCollins Publishers, L.L.C. (“HarperCollins”) is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the transaction with HarperCollins could have a material and adverse effect on us. Even if completed, the sale of HMH Books & Media may not achieve the intended benefits.

On March 26, 2021, we entered into an agreement to sell our HMH Books & Media business to HarperCollins. The proposed transaction is subject to a number of conditions, including certain regulatory approvals and other customary closing conditions. We and HarperCollins may be unable to satisfy such conditions to the closing of the proposed transaction in a timely manner or at all and, accordingly, the proposed transaction may be delayed or may not be completed. Failure to complete the proposed transaction could have a material and adverse effect on us, including by delaying our strategic and other objectives relating to the separation of the HMH Books & Media business and adversely affecting our plans to use the proceeds from the proposed transaction to reduce debt. Even if the proposed transaction is consummated, we may not realize some or all of the expected benefits.

Whether or not the proposed transaction is completed, the announcement and pendency of the proposed transaction may be disruptive to our businesses (including our HMH Books & Media business) and may adversely affect our existing relationships with employees and business partners. Uncertainties related to the proposed transaction may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from day-to-day business and operations. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses may be adversely affected.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated By-Laws of the Registrant, effective September 30, 2020 (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed October 6, 2020 (File No. 001-36166)).

10.1

Amendment to the Nomination Agreement, effective November 4, 2020, by and among Houghton Mifflin Harcourt Company and certain affiliates of Anchorage Capital Group, L.L.C.(incorporated by reference to Exhibit No 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 20202 (File No. 001-36166)) .

10.2

Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, HarperCollins Publishers L.L.C. and News Corporation (solely with respect to Section 7.10) dated as of March 26, 2021 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 29, 2021 (File No. 001-36166)).

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

Houghton Mifflin Harcourt Company (Registrant)

May 6, 2021	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

May 6, 2021	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)