Form 10-Q
period 2021-06-30
Houghton Mifflin Harcourt Co
filed 2021-08-05
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock, par value $0.01 per share, outstanding as of August 2, 2021 was 127,667,170.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools; any disruption resulting from the completed sale of our HMH Books & Media that adversely affects our business and business relationships, including with employees and suppliers; the rate and state of technological change; state requirements related to digital instructional materials; our ability to execute on our Digital First, Connected growth strategy; increases in our operating costs; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives and other factors discussed in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands of dollars, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$146,541	$281,200
Accounts receivable, net of allowances for bad debts and book returns of $9.6 million and $8.4 million, respectively	266,739	88,830
Inventories	145,027	145,553
Prepaid expenses and other assets	27,234	19,276
Assets of discontinued operations	—	160,053
Total current assets	585,541	694,912

Property, plant, and equipment, net	82,386	88,801
Pre-publication costs, net	179,756	202,820
Royalty advances to authors, net	2,137	2,425
Goodwill	437,977	437,977
Other intangible assets, net	381,054	402,484
Operating lease assets	119,113	126,850
Deferred income taxes	2,415	2,415
Deferred commissions	32,388	30,659
Other assets	35,128	31,783
Total assets	$1,857,895	$2,021,126
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$19,000
Accounts payable	45,789	38,751
Royalties payable	42,228	34,765
Salaries, wages, and commissions payable	35,486	21,723
Deferred revenue	316,410	342,605
Interest payable	10,933	11,017
Severance and other charges	5,052	19,590
Accrued pension benefits	1,593	1,593
Accrued postretirement benefits	1,555	1,555
Operating lease liabilities	10,490	9,669
Other liabilities	52,643	22,912
Liabilities of discontinued operations	—	30,662
Total current liabilities	522,179	553,842

Long-term debt, net of discount and issuance costs	316,611	624,692
Operating lease liabilities	134,292	132,014
Long-term deferred revenue	564,555	562,679
Accrued pension benefits	15,093	24,061
Accrued postretirement benefits	15,471	16,566
Deferred income taxes	18,285	16,411
Other liabilities	105	398
Total liabilities	1,586,591	1,930,663
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 152,244,204 and 150,459,034 shares issued at June 30, 2021 and December 31, 2020, respectively; 127,667,170 and 125,882,000 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,522	1,505
Treasury stock, 24,577,034 shares as of June 30, 2021 and December 31, 2020, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,924,827	4,918,542
Accumulated deficit	(4,089,185)	(4,255,830)
Accumulated other comprehensive loss	(47,830)	(55,724)
Total stockholders’ equity	271,304	90,463
Total liabilities and stockholders’ equity	$1,857,895	$2,021,126

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2021	2020	2021	2020
Net sales	$308,672	$216,239	$454,867	$368,082
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	124,360	100,544	182,497	164,196
Publishing rights amortization	2,489	3,431	5,655	7,863
Pre-publication amortization	26,506	31,659	51,557	62,221
Cost of sales	153,355	135,634	239,709	234,280
Selling and administrative	114,767	98,199	204,002	221,540
Other intangible assets amortization	7,869	5,855	15,775	11,711
Impairment charge for goodwill	—	—	—	262,000
Restructuring/severance and other charges	9,847	—	9,847	—
Operating income (loss)	22,834	(23,449)	(14,466)	(361,449)
Other income (expense)
Retirement benefits non-service (expense) income	(26)	61	(226)	122
Interest expense	(9,985)	(10,614)	(18,549)	(19,867)
Interest income	14	75	34	841
Change in fair value of derivative instruments	127	120	(547)	(260)
Gain on investments	836	—	836	—
Income from transition services agreement	854	—	854	—
Loss on extinguishment of debt	(12,505)	—	(12,505)	—
Income (loss) from continuing operations before taxes	2,149	(33,807)	(44,569)	(380,613)
Income tax (benefit) expense for continuing operations	(9)	(1,370)	2,301	(10,150)
Income (loss) from continuing operations	2,158	(32,437)	(46,870)	(370,463)
Earnings (loss) from discontinued operations, net of tax	1,950	(5,731)	(1,005)	(13,678)
Gain on sale of discontinued operations, net of tax	214,520	—	214,520	—
Income (loss) from discontinued operations, net of tax	216,470	(5,731)	213,515	(13,678)
Net income (loss)	$218,628	$(38,168)	$166,645	$(384,141)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.01	$(0.25)	$(0.38)	$(2.96)
Discontinued operations	1.70	(0.05)	1.69	(0.11)
Net income (loss)	$1.71	$(0.30)	$1.31	$(3.07)
Diluted:
Continuing operations	$0.02	$(0.25)	$(0.37)	$(2.96)
Discontinued operations	1.66	(0.05)	1.65	(0.11)
Net income (loss)	$1.68	$(0.30)	$1.28	$(3.07)
Weighted average shares outstanding
Basic	127,500,256	125,458,566	126,989,623	125,073,770
Diluted	130,350,602	125,458,566	129,761,257	125,073,770

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share information)	2021	2020	2021	2020
Net income (loss)	$218,628	$(38,168)	$166,645	$(384,141)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(218)	(67)	(553)	(180)
Net change in pension and benefit plan liabilities, net of tax	1,522	—	8,447	—
Net change in unrealized loss on derivative financial instruments, net of tax	—	1,060	—	729
Other comprehensive income (loss), net of taxes	1,304	993	7,894	549
Comprehensive income (loss)	$219,932	$(37,175)	$174,539	$(383,592)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2021	2020
Cash flows from operating activities
Net income (loss)	$166,645	$(384,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss from discontinued operations, net of tax	1,005	13,678
Gain on sale of discontinued operations, net of tax	(214,520)	—
Depreciation and amortization expense	96,258	106,819
Operating lease assets, amortization and impairments	7,708	6,654
Amortization of debt discount and deferred financing costs	1,488	1,306
Gain on investments	(836)	—
Deferred income taxes	1,874	(10,495)
Stock-based compensation expense	5,550	5,324
Write-off of property, plant, and equipment	1,606	—
Loss on extinguishment of debt	12,505	—
Impairment charge for goodwill	—	262,000
Change in fair value of derivative instruments	547	260
Changes in operating assets and liabilities
Accounts receivable	(162,819)	(107,091)
Inventories	525	(22,440)
Other assets	(12,496)	(13,141)
Accounts payable and accrued expenses	23,045	(10,669)
Royalties payable and author advances, net	9,373	(19,074)
Deferred revenue	(24,319)	(14,079)
Interest payable	(84)	6,924
Severance and other charges	(14,538)	(8,317)
Accrued pension and postretirement benefits	(1,680)	(1,561)
Operating lease liabilities	3,130	(5,500)
Other liabilities	5,100	2,476
Net cash used in operating activities - continuing operations	(94,933)	(191,067)
Net cash provided by operating activities - discontinued operations	3,880	1,791
Net cash used in operating activities	(91,053)	(189,276)
Cash flows from investing activities
Additions to pre-publication costs	(29,541)	(34,496)
Additions to property, plant, and equipment	(19,058)	(24,358)
Proceeds from sale of business	349,000	—
Net cash provided by (used in) investing activities - continuing operations	300,401	(58,854)
Net cash used in investing activities - discontinued operations	(647)	(354)
Net cash provided by (used in) investing activities	299,754	(59,208)
Cash flows from financing activities
Borrowings under revolving credit facility	—	150,000
Payments of revolving credit facility	—	(50,000)
Payments of long-term debt	(342,031)	(9,500)
Tax withholding payments related to net share settlements of restricted stock units	—	(48)
Issuance of common stock under employee stock purchase plan	410	503
Net remittances under transition services agreement	(1,739)	—
Net cash (used in) provided by financing activities - continuing operations	(343,360)	90,955
Net decrease in cash and cash equivalents	(134,659)	(157,529)
Cash and cash equivalents at beginning of the period	281,200	296,353
Cash and cash equivalents at end of the period	$146,541	$138,824
Supplemental disclosure of cash flow information
Interest paid - continuing operations	$15,617	$11,082
Interest paid - discontinued operations	9,751	13,459
Income taxes paid	702	48
Operating lease assets obtained in exchange for operating lease liabilities	7,911	6,472
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$4,180	$4,038
Property, plant, and equipment included in accounts payable and accruals	1,252	2,290

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960
Net loss	—	—	—	—	(38,168)	—	(38,168)
Other comprehensive income, net of tax	—	—	—	—	—	993	993
Issuance of common stock for employee purchase plan	—	—	—	(1)	—	—	(1)
Issuance of common stock for vesting of restricted stock units	149,495	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,101	—	—	2,101
Balance at June, 2020	150,132,650	$1,501	$(518,030)	$4,912,270	$(4,160,133)	$(46,723)	$188,885
Balance at December 31, 2020	150,459,034	$1,505	$(518,030)	$4,918,542	$(4,255,830)	$(55,724)	$90,463
Net loss	—	—	—	—	(51,983)	—	(51,983)
Other comprehensive income, net of tax	—	—	—	—	—	6,590	6,590
Issuance of common stock for employee purchase plan	239,144	2	—	634	—	—	636
Issuance of common stock for vesting of restricted stock units	1,289,209	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	2,682	—	—	2,682
Balance at March 31, 2021	151,987,387	$1,520	$(518,030)	$4,921,845	$(4,307,813)	$(49,134)	$48,388
Net income	—	—	—	—	218,628	—	218,628
Other comprehensive income, net of tax	—	—	—	—	—	1,304	1,304
Issuance of common stock for employee purchase plan	—	—	—	12	—	—	12
Issuance of common stock for vesting of restricted stock units	256,817	2	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	2,972	—	—	2,972
Balance at June 30, 2021	152,244,204	$1,522	$(518,030)	$4,924,827	$(4,089,185)	$(47,830)	$271,304

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

On May 10, 2021, we completed the previously announced sale of our HMH Books & Media segment, our consumer publishing business. We determined that the HMH Books & Media business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of March 31, 2021 due to its relative size and strategic rationale. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the HMH Books & Media business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to our continuing operations. As a result of the disposal of the former segment, our revenues and financial results from continuing operations are reported under one reportable segment.

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

2020 Restructuring Plan

On September 4, 2020, we completed a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year. Each of the employees received separation payments in accordance with our severance policy.

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represents cash expenditures, was approximately $33.6 million.

Forward-looking

After reviewing our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions described above in addition to the divestiture of the HMH Books & Media business, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility provides sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Due to the sale of the HMH Books & Media segment during the second quarter of 2021, we operate as one operating segment with one reportable segment and have only one reporting unit. No impairment triggering events were identified during the second quarter of 2021. We perform an impairment test to assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

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

Due to the HMH Books & Media segment being classified as held for sale as of March 31, 2021, we performed an impairment analysis over the HMH Books & Media long-lived asset group during the first quarter of 2021. As the sale price was in excess of the carrying value of the asset group, no impairment was identified. Additionally, we considered the impacts of the HMH Books & Media sale and related segment change on our Education reporting unit, to which goodwill and indefinite-lived intangibles are entirely allocated.

3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three and six months ended June 30, 2021 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At June 30, 2021, we reported allowances for doubtful accounts of $3.5 million, compared to $3.8 million at December 31, 2020, reflecting write-offs of $0.3 million for the six months ended June 30, 2021.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. At June 30, 2021, we reported a reserve for royalty advances of $7.5 million, compared to $7.4 million at December 31, 2020, reflecting an increase of $0.1 million for the six months ended June 30, 2021.
5.	Discontinued Operations

On May 10, 2021, we completed the sale of the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment expected to approximate a payment to the purchaser of $7.8 million, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business, subject to specified exceptions. Upon closing of the transaction, all HMH Books & Media employees became employees of the purchaser. Net proceeds from the sale after the payment of transaction costs and exclusive of working capital adjustment, were approximately $337.0 million, all of which we used to pay down debt. In connection with the sale of HMH Books & Media, we entered into a Transition Services Agreement (“TSA”) with the purchaser whereby we will perform certain support functions for a period of up to 12 months. Upon the signing of the asset purchase agreement on March 26, 2021, the HMH Books & Media business qualified as a discontinued operation, and we therefore report our revenues and financial results from continuing operations under one reportable segment.

Selected financial information of the HMH Books & Media business included in discontinued operations is below. Included within the income (loss) from discontinued operations is interest expense which was allocated to the HMH Books & Media business as we used the proceeds from the sale to pay down debt, which was required by our debt facilities, and we were not intending to reinvest such amounts in the business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$20,341	$34,977	$63,047	$73,059
Costs	15,590	31,945	53,205	68,318
Amortization	—	1,795	1,395	3,680
Interest expense	2,805	6,868	9,362	14,398
Income (loss) from discontinued operations before taxes	$1,946	$(5,631)	$(915)	$(13,337)
Income tax (benefit) expense	(4)	100	90	341
Income (loss) from discontinued operations, net of tax	$1,950	$(5,731)	$(1,005)	$(13,678)

As of December 31, 2020, the assets and liabilities of the HMH Books & Media business have been classified as assets of discontinued operations and liabilities of discontinued operations on our consolidated balance sheets. The major categories of assets and liabilities of the HMH Books & Media business included in assets of discontinued operations and liabilities of discontinued operations are as follows:

December 31,
2020
Accounts receivable, net	$64,002
Inventories	21,410
Prepaid expenses and other assets	655
Property, plant, and equipment, net	4,401
Pre-publication costs, net	329
Royalty advances to authors, net	40,060
Other intangible assets, net	26,100
Other assets	3,096
Total assets of discontinued operations	$160,053
Accounts payable	10,353
Royalties payable	17,628
Salaries and wages payable	221
Other liabilities	2,460
Total liabilities of discontinued operations	$30,662

6.	Inventories

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods	$136,310	$134,349
Raw materials	8,717	11,204
Inventories	$145,027	$145,553

7.	Contract Assets and Liabilities, Contract Costs and Net Sales

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the six months ended June 30, 2021:

	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$715	$580	$135	23.3%
Contract liabilities (deferred revenue)	$880,965	$905,284	$(24,319)	(2.7%)

The $24.3 million decrease in our contract liabilities from December 31, 2020 to June 30, 2021 was primarily due to the satisfaction of performance obligations related to physical and digital products, and services during the period in excess of revenue deferred during the period.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $32.4 million and $30.7 million at June 30, 2021 and December 31, 2020, respectively, and amortized $4.9 million during both the six months ended June 30, 2021 and 2020, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $16.9 million and $14.7 million at June 30, 2021 and December 31, 2020, respectively, and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $2.7 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively. The amortization is included in cost of sales, excluding publishing rights and pre-publication amortization.

During the three and six months ended June 30, 2021 and 2020, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$101,607	$93,722	$176,265	$172,927

As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $974.2 million, and we will recognize approximately 73% to net sales over the next 1 to 3 years.

The following table disaggregates our net sales by major source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Core solutions (1)	$165,528	$119,210	$234,199	$184,442
Extensions (2)	143,144	97,029	220,668	183,676
Net sales	$308,672	$216,239	$454,867	$368,118

(1)  Comprehensive solutions primarily for reading, math, science and social studies programs.

(2)  Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

8.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $438.0 million for the three and six months ended June 30, 2021. Accumulated impairment losses on goodwill as of June 30, 2021 was $279.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $262.0 million during the six months ended June 30, 2020.

Other intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	133,330	(56,752)	76,578	133,330	(46,810)	86,520
Publishing rights	1,050,000	(1,036,092)	13,908	1,050,000	(1,030,437)	19,563
Customer related and other	448,140	(318,572)	129,568	448,140	(312,739)	135,401
Other intangible assets, net	$1,792,470	$(1,411,416)	$381,054	$1,792,470	$(1,389,986)	$402,484

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $21.4 million and $19.6 million for the six months ended June 30, 2021 and 2020, respectively. During the normal course of business, we periodically review the useful lives of our definite-lived assets and adjust the amortization periods if evidence shows a shorter life duration. During the first quarter of 2021, several definite-lived intangible assets were adjusted to shorter amortization periods due to anticipated end of life periods as we streamline our offerings.

On July 8, 2021, we sold the intellectual property, including the copyrights and trademarks, of certain product titles for total cash proceeds of $5.0 million. We had approximately $1.3 million of other intangible assets at the time of sale and estimate that the gain on sale will be approximately $3.6 million, net of tax, and will be recorded in the third quarter.

9.	Debt

Our debt consisted of the following:

	June 30, 2021	December 31, 2020
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$20,882	$346,091
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$295,729	$297,601
	316,611	643,692
Less: Current portion of long-term debt	—	(19,000)
Total long-term debt, net of discount and issuance costs	$316,611	$624,692
Revolving credit facility	$—	$—

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

The notes were issued at a discount equal to 2.0% of the outstanding borrowing commitment.  We may redeem all or a portion of the notes at redemption prices as described in the notes.  We redeemed $2.7 million of the notes during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%. As of June 30, 2021, the interest rate on the term loan facility was 7.25%. We repaid $334.6 million of the term loan facility during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business. We were required to repay debt under the term loan facility as we did not intend to reinvest the proceeds from the sale in the business. There are no future quarterly repayment installments required and the balance is payable on the maturity date. In connection with the repayment, we recorded a loss on extinguishment of debt totaling $12.5 million relating to the pro rata write-off of a portion of the unamortized deferred financing costs and discount.

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

These interest rate swaps were designated as cash flow hedges and qualified for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $0.7 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the six months ended June 30, 2020. We reclassified $1.6 million from other comprehensive loss to earnings during the six months ended June 30, 2020.

We had no interest rate derivative contracts outstanding as of June 30, 2021.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of June 30, 2021, no amounts are outstanding under the revolving credit facility.

As of June 30, 2021, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

10.	Restructuring, Severance and Other Charges

2021

During the six months ended June 30, 2021, we recorded an impairment in the amount of $10.9 million for real estate consolidation costs relating to vacated office space for certain floors in connection with the sale of our HMH Books & Media business, of which $9.3 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment in our consolidated balance sheet as of June 30, 2021.

2020 Restructuring Plan

On September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year. Each of the employees received separation payments in accordance with our severance policy.

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020.  Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represents cash expenditures, was approximately $33.6 million.

There was a favorable adjustment to severance costs associated with the 2020 Restructuring Plan in our consolidated statements of operations for the three and six months ended June 30, 2021. There were no costs associated with the 2020 Restructuring Plan in our consolidated statements of operations for the three and six months ended June 30, 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2021
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	June 30,
	2020	Charges	payments	2021
Severance and termination benefits	$19,311	$(1,053)	$(13,231)	$5,027
	$19,311	$(1,053)	$(13,231)	$5,027

2019 Restructuring Plan

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2021
	Restructuring accruals at December 31, 2020	Charges	Cash payments	Restructuring accruals at June 30, 2021
Severance and termination benefits	$279	$—	$(254)	$25
	$279	$—	$(254)	$25

11.	Income Taxes

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

For the three months ended June 30, 2021 and 2020, we recorded an income tax benefit for continuing operations of approximately $0.01 million and $1.4 million, respectively, and for the six months ended June 30, 2021 and 2020, we recorded an income tax expense for continuing operations of approximately $2.3 million and a benefit for continuing operations of $10.2 million, respectively. For all periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (0.4)% and 4.1% for the three months ended June 30, 2021 and 2020, respectively, and (5.2)% and 2.7% for the six months ended June 30, 2021 and 2020, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both June 30, 2021 and December 31, 2020.

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive loss and subsequently amortize those items in the statement of operations. Due to lump-sum disbursements by participants during the six months ended June 30, 2021, we incurred a settlement charge of $0.9 million. In connection with this settlement charge, we remeasured our pension liability and recorded a $7.6 million benefit through other comprehensive income primarily due to changes in discount rates.

Net periodic benefit (credit) cost for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$810	$1,097	$1,497	$2,194
Expected return on plan assets	(1,840)	(1,855)	(3,756)	(3,710)
Amortization of net loss	597	581	1,447	1,162
Settlement loss recognized	380	—	880	—
Net periodic benefit cost (credit)	$(53)	$(177)	$68	$(354)

	Other Post Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$19	$17	$38	$34
Interest cost	68	107	136	214
Amortization of prior service cost	11	11	22	22
Amortization of net loss	—	(2)	—	(4)
Net periodic benefit cost	$98	$133	$196	$266

We made contributions to the pension plan during the three months ended June 30, 2021 of approximately $0.5 million. There were no contributions to the pension plans during the three and six months ended June 30, 2020.

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

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds, and foreign exchange forward contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$124,439	$124,439	$—	(a)
	$124,439	$124,439	$—
Financial liabilities
Foreign exchange derivatives	$308	$—	$308	(a)
	$308	$—	$308

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$262,135	$262,135	$—	(a)
Foreign exchange derivatives	466	—	466	(a)
	$262,601	$262,135	$466

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $124.4 million and $262.1 million invested in money market funds as of June 30, 2021 and December 31, 2020, respectively, we had $22.1 million and $19.1 million of cash invested in bank accounts as of June 30, 2021 and December 31, 2020, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $15.6 million and $14.9 million at June 30, 2021 and December 31, 2020, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2021 and December 31, 2020, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, pre-publication costs and operating lease assets, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the 2020 first quarter report, as there was a triggering event for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment, which resulted in a goodwill impairment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020.

The following table presents our non-financial assets measured at fair value on a nonrecurring basis during 2020:

	June 30, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$454,977	$454,977	$262,000	(a)
	$454,977	$454,977	$262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value. We estimate the fair values of our reporting unit by considering our market capitalization and other judgments. There was no goodwill impairment recorded for the six months ended June 30, 2021. Impairment recorded for goodwill for the six months ended June 30, 2020 was $262.0 million. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million to increase the goodwill impairment charge to correct an error of the previously recorded amount.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the six months ended June 30, 2021 and 2020.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that it may exceed its fair value. During the three and six months ended June 30, 2021, we recorded an impairment of our operating lease assets in the amount of $9.3 million for real estate consolidation costs relating to vacated office space formerly utilized by employees of the HMH Books & Media business. The fair value of the operating lease assets was determined based on the income approach, with level 3 inputs utilizing certain market participant assumptions. These inputs included forecasted cash inflows from estimated subleases and a discount rate. The remaining carrying value was $2.0 million as of June 30, 2021. In connection with the real estate consolidation costs, we also recorded an impairment of property, plant, and equipment, of $1.6 million during the three and six months ended June 30, 2021 using the income approach with level 3 inputs. This was primarily related to leasehold improvements on the vacated office space, which had a remaining carrying value of $0.3 million as of June 30, 2021.

Non-Marketable Investments

At June 30, 2021 and December 31, 2020, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private partnerships, was $5.2 million and $4.4 million, respectively. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. Gains from non-marketable investments were $0.8 million during the three and six months ended June 30, 2021. There were no gains or losses from non-marketable investments during the three and six months ended June 30, 2020.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at June 30, 2021 and December 31, 2020. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$20,882	$20,882	$346,091	$331,382
$306,000 Senior secured notes	$295,729	$314,212	297,601	304,297

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at June 30, 2021 and December 31, 2020. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

In April 2019, we were notified of an unasserted claim by the Commonwealth of Puerto Rico with regards to payments that we received in the normal course of business during the four year period prior to the May 3, 2017 bankruptcy petition of the Commonwealth public instrumentalities. Management believes, based on discussions with its legal counsel, that we have meritorious defenses against such unasserted claim. The Company will vigorously defend this matter if such claim is asserted.

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

In January 2018, Vanderbilt University (“Vanderbilt”) filed a complaint against the Company and others in connection with a license agreement originally entered into between Vanderbilt and Scholastic Inc. in 1997 and subsequently assigned to the Company as part of our acquisition of Scholastic’s Educational Technology and Services business pursuant to the stock and asset purchase agreement dated April 23, 2015. Vanderbilt alleged entitlement to additional royalties in connection with READ 180 and other products acquired from Scholastic and alleged trademark infringement in the marketing of these products. The Company has settled this matter and has recorded an expense of $2.5 million in the second quarter of 2021.

We were contingently liable for $0.9 million and $1.4 million of performance-related surety bonds for our operating activities as of June 30, 2021 and December 31, 2020, respectively. An aggregate of $16.2 million and $18.8 million of letters of credit existed at June 30, 2021 and December 31, 2020, respectively, of which $1.1 million backed the aforementioned performance-related surety bonds as of June 30, 2021 and December 31, 2020.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of June 30, 2021 and December 31, 2020.

15.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$2,158	$(32,437)	$(46,870)	$(370,463)
Income (loss) from discontinued operations, net of tax	216,470	(5,731)	213,515	(13,678)
Net income (loss) attributable to common stockholders	$218,628	$(38,168)	$166,645	$(384,141)
Denominator
Weighted average shares outstanding
Basic	127,500,256	125,458,566	126,989,623	125,073,770
Diluted	130,350,602	125,458,566	129,761,257	125,073,770
Basic:
Continuing operations	$0.01	$(0.25)	$(0.38)	$(2.96)
Discontinued operations	1.70	(0.05)	1.69	(0.11)
Net income (loss)	$1.71	$(0.30)	$1.31	$(3.07)
Diluted:
Continuing operations	$0.02	$(0.25)	$(0.37)	$(2.96)
Discontinued operations	1.66	(0.05)	1.65	(0.11)
Net income (loss)	$1.68	$(0.30)	$1.28	$(3.07)

As we incurred a net loss in the three and six months ended June 30, 2020 periods presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	1,744,849	2,313,612	1,744,849	2,313,612
Restricted stock units	—	4,569,914	197,464	3,631,697

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

Recent Developments

HMH Books & Media Consumer Publishing Business and Discontinued Operations

On May 10, 2021, we completed the sale of our HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment expected to approximate a payment to the purchaser of $7.8 million, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business subject to specified exceptions (collectively, the “Transaction”). Total net cash proceeds after the payment of transaction costs and exclusive of future working capital adjustment, were approximately $337.0 million, which we used to pay down debt. The divestiture enables HMH to focus singularly on K–12 education and accelerate growth momentum in digital sales, annual recurring revenue and free cash flow while paying down a significant portion of our debt. As part of the agreement, all HMH Books & Media business employees joined the acquiring company.

Upon entering into the asset purchase agreement on March 26, 2021, the HMH Books & Media business became a Discontinued Operation due to its relative size and strategic rationale, and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented, including from discussions of total net sales and other results of operations. Included within the three and six months ended June 30, 2021 discontinued operations financial results is allocated interest expense of $2.8 million and $9.4 million, respectively, and included within the three and six months ended June 30, 2020 discontinued operations financials results is allocated interest expense of $6.9 million and $14.4 million, respectively, based on our required repayment of the Company’s debt with the net proceeds from the sale. On the balance sheet, all assets and liabilities transferring to the acquirer have been classified as Assets of discontinued operations or Liabilities of discontinued operations. The results of the HMH Books & Media business were previously reported in its own reportable segment. We report our revenues and financial results from continuing operations under one reportable segment.

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

Given the ongoing COVID-19 situation, our business will continue to be impacted during 2021.

2020 Restructuring Plan

We revised our cost structure amid the COVID-19 pandemic to further align our cost structure to our net sales and long-term strategy. As part of this effort, on September 4, 2020, we finalized a voluntary retirement incentive program, which was offered to all U.S. based employees at least 55 years of age with at least five years of service. Of the eligible employees, 165 elected to participate representing approximately 5% of our workforce. The majority of the employees voluntarily retired as of September 4, 2020 with select employees leaving later in the year. Each of the employees received separation payments in accordance with our severance policy.

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the 2020 restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represented cash expenditures, was approximately $33.6 million. These actions are to streamline the cost structure of the Company.

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

Factors affecting our net sales include:

•	general economic conditions at the federal and state level;
•	state and school district per student funding levels;
•	federal funding levels;
•	the cyclicality of the purchasing schedule for adoption states;
•	student enrollments;
•	adoption of new academic standards;
•	state acceptance of submitted programs and participation rates for accepted programs;
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

State and district per-student funding levels, which closely correlate with state and local receipts from income, sales and property taxes, impact our sales as institutional customers are affected by funding cycles. Most public school districts, the primary customers for K-12 products and services, are largely dependent on state and local funding to purchase materials.

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020. California adopted history and social science materials in 2017 for purchase in 2018 and continuing through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Florida called for K-12 English Language Arts materials in 2020 for purchase beginning in 2021 and has called for K-12 Mathematics for review in 2021 and purchase beginning in 2022. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2021 legislative session appropriated funds for purchases in 2021 and 2022. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. There is no guarantee that our programs will be approved for purchase in future instructional materials adoptions in these states.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $10.9 million for the six months ended June 30, 2021) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible assets amortization

Our other intangible assets amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the six months ended June 30, 2021 was $15.8 million.

Interest expense

Our interest expense includes interest accrued on the outstanding balances of our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the six months ended June 30, 2021 was $18.5 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Net sales	$308,672	$216,239	$92,433	42.7%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	124,360	100,544	23,816	23.7%
Publishing rights amortization	2,489	3,431	(942)	(27.5)%
Pre-publication amortization	26,506	31,659	(5,153)	(16.3)%
Cost of sales	153,355	135,634	17,721	13.1%
Selling and administrative	114,767	98,199	16,568	16.9%
Other intangible assets amortization	7,869	5,855	2,014	34.4%
Restructuring/severance and other charges	9,847	—	9,847	NM
Operating income (loss)	22,834	(23,449)	46,283	NM
Other income (expense):
Retirement benefits non-service (expense) income	(26)	61	(87)	NM
Interest expense	(9,985)	(10,614)	629	5.9%
Interest income	14	75	(61)	(81.3)%
Change in fair value of derivative instruments	127	120	7	5.8%
Gain on investments	836	—	836	NM
Income from transition services agreement	854	—	854	NM
Loss on extinguishment of debt	(12,505)	—	(12,505)	NM
Income (loss) from continuing operations before taxes	2,149	(33,807)	35,956	NM
Income tax benefit for continuing operations	(9)	(1,370)	1,361	99.3%
Income (loss) from continuing operations	2,158	(32,437)	34,595	NM
Earnings (loss) from discontinued operations, net of tax	1,950	(5,731)	7,681	NM
Gain on sale of discontinued operations, net of tax	214,520	—	214,520	NM
Income (loss) from discontinued operations, net of tax	216,470	(5,731)	222,201	NM
Net income (loss)	$218,628	$(38,168)	$256,796	NM

NM = not meaningful

Net sales for the three months ended June 30, 2021 increased $92.4 million, or 42.7%, from $216.2 million in 2020 to $308.7 million. The increase was primarily due to increased net sales in Core Solutions of $46.0 million to $166.0 million, driven by strong open territory net sales as a result of the market recovery as well as higher state adoption net sales. Further, there was strong net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $46.0 million to $143.0 million. Within Extensions, net sales of our Heinemann products increased due to the expectation of most of our customers that learning will largely be done in-person in the upcoming school year, as well as in professional services due to strong customer demand for virtually-delivered, connected professional development experiences.

Operating income (loss) for the three months ended June 30, 2021 favorably changed from a loss of $23.4 million in 2020 to income of $22.8 million, due primarily to the following:

•	An increase in net sales of $92.4 million;
•

A $4.1 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, partially offset by the accelerated amortization of certain other intangible assets due to product life cycle reductions;

Partially offset by:

•

A $23.8 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $100.5 million in 2020 to $124.4 million, primarily due to volume partially offset by lower print costs and increased virtual delivery of products and services. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 40.3% from 46.5%;

•

A $16.6 million increase in selling and administrative expenses, primarily due to an increase of $12.0 million of variable expenses such as commissions and transportation due to higher billings. Further, there was in increase in labor costs of $6.0 million, driven by higher incentive compensation partially offset by cost savings associated with our 2020 Restructuring Plan.

•

A $9.8 million non-cash restructuring/severance and other charges primarily related to vacated office space formerly utilized by employees of the HMH Books & Media business, of which $9.3 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment.

Interest expense for the three months ended June 30, 2021 decreased $0.6 million from $10.6 million in 2020 to $10.0 million, due to net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021, along with lower outstanding debt balances as a result of our debt repayment with the proceeds from the HMH Books & Media transaction.

Gain on investments for the three months ended June 30, 2021, was $0.8 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the three months ended June 30, 2021 was $0.9 million and was related to transition service fees under the transition services agreement with the purchaser of our HMH Books & Media business. We had no transition services agreement during 2020.

Loss on extinguishment of debt for the three months ended June 30, 2021, consisted of a $10.0 million write-off of the remaining balance of the debt discount associated with the term loan facility and a $2.5 million write-off related to unamortized deferred financing fees associated with the term loan facility. The total write-off of $12.5 million was proportional to the pay down in term loan debt.

Income tax benefit for continuing operations for the three months ended June 30, 2021 decreased $1.4 million from a benefit of $1.4 million in 2020. For 2021, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.5)%. For 2020, our effective annual tax rate exclusive of discrete items was (1.6)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Income (loss) from discontinued operations, net of tax for the three months ended June 30, 2021 favorably changed by $222.2 million from a loss of $5.7 million in 2020, to income of $216.5 million primarily due to the gain on sale of our HMH Books & Media business, which has been accounted for as a discontinued operation, whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the earnings (loss) is allocated interest expense of $2.8 million and $6.9 million for 2021 and 2020, respectively, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not intend to reinvest such amounts in the business.

Consolidated Operating Results for the Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Net sales	$454,867	$368,082	$86,785	23.6%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	182,497	164,196	18,301	11.1%
Publishing rights amortization	5,655	7,863	(2,208)	(28.1)%
Pre-publication amortization	51,557	62,221	(10,664)	(17.1)%
Cost of sales	239,709	234,280	5,429	2.3%
Selling and administrative	204,002	221,540	(17,538)	(7.9)%
Other intangible assets amortization	15,775	11,711	4,064	34.7%
Impairment charge for goodwill	—	262,000	(262,000)	NM
Restructuring/severance and other charges	9,847	—	9,847	NM
Operating loss	(14,466)	(361,449)	346,983	96.0%
Other income (expense):
Retirement benefits non-service (expense) income	(226)	122	(348)	NM
Interest expense	(18,549)	(19,867)	1,318	6.6%
Interest income	34	841	(807)	(96.0)%
Change in fair value of derivative instruments	(547)	(260)	(287)	NM
Gain on investments	836	—	836	NM
Income from transition services agreement	854	—	854	NM
Loss on extinguishment of debt	(12,505)	—	(12,505)	NM
Loss from continuing operations before taxes	(44,569)	(380,613)	336,044	88.3%
Income tax expense (benefit) for continuing operations	2,301	(10,150)	12,451	NM
Loss from continuing operations	(46,870)	(370,463)	323,593	87.3%
Loss from discontinued operations, net of tax	(1,005)	(13,678)	12,673	92.7%
Gain on sale of discontinued operations, net of tax	214,520	—	214,520	NM
Income (loss) from discontinued operations, net of tax	213,515	(13,678)	227,193	NM
Net income (loss)	$166,645	$(384,141)	$550,786	NM

NM = not meaningful

Net sales for the six months ended June 30, 2021 increased $86.8 million, or 23.6%, from $368.1 million in 2020 to $454.9 million. The increase was primarily due to increased net sales in Core Solutions of $50.0 million from $184.0 million in 2020 to $234.0 million, driven by strong open territory net sales as a result of market recovery in the first half of 2021 as well as higher state adoption net sales. Further, Extensions which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, increased by $37.0 million from $184.0 million in 2020 to $221.0 million. Within Extensions, nets sales of our Heinemann products increased due to strong demand across all product portfolios.

Operating loss for the six months ended June 30, 2021 favorably changed from a loss of $361.4 million in 2020 to a loss of $14.5 million, due primarily to the following:

•

An impairment charge for goodwill in 2020 of $262.0 million that did not reoccur in 2021. This non-cash impairment was a direct result of the adverse impact that the COVID-19 pandemic had on the Company in 2020;

•	A $86.8 million increase in net sales;
•

A $17.5 million decrease in selling and administrative expenses, primarily due to lower labor costs of $10.0 million, resulting from cost savings associated with our 2020 Restructuring Plan partially offset by higher incentive compensation. Also, there was a $6.0 million decrease in discretionary costs such as travel and marketing due to expense reduction measures. Partially offsetting the decrease in selling and administrative was an increase in variable expenses such as commissions and transportation due to higher billings;

•

A $8.8 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, partially offset by the accelerated amortization of certain other intangible assets due to product life cycle reductions;

Partially offset by:

•

A $18.3 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $164.2 million in 2020 to $182.5 million, primarily due to an increase in sales volume partially offset by lower print costs and increased virtual delivery of products and services. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 40.1% from 44.6%;

•

A $9.8 million non-cash restructuring/severance charge and other charges related to vacated office space formerly utilized by employees of the HMH Books & Media business, of which $9.3 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment.

Retirement benefits non-service (expense) income for the six months ended June 30, 2021 changed unfavorably by $0.3 million primarily due to the recognition of a $0.9 million in settlement charge related to the pension plan during 2021.

Interest expense for the six months ended June 30, 2021 decreased $1.3 million from $19.9 million in 2020 to $18.5 million, primarily due to net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021, and to a lesser extent lower term loan facility interest expense driven by lower LIBOR rates.

Interest income for the six months ended June 30, 2021 decreased $0.8 million due to lower interest rates on our money market funds in 2021 and to a lesser extent, lower balances.

Change in fair value of derivative instruments for the six months ended June 30, 2021, unfavorably changed by $0.3 million due to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Gain on investments for the six months ended June 30, 2021, was $0.8 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the six months ended June 30, 2021 was $0.9 million and was related to transition service fees under the transition services agreement with the purchaser of our HMH Books & Media business. We had no transition services agreement during 2020.

Loss on extinguishment of debt for the six months ended June 30, 2021, consisted of a $10.0 million write-off of the remaining balance of the debt discount associated with the term loan facility and a $2.5 million write-off related to unamortized deferred financing fees associated with the term loan facility. The total write-off of $12.5 million was proportional to the pay down in term loan debt.

Income tax expense (benefit) for continuing operations for the six months ended June 30, 2021 increased $12.5 million, from a benefit of $10.2 million in 2020, to an expense of $2.3 million. For 2021, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (5.5)%. For 2020, our effective annual tax rate exclusive of discrete items was (1.6)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2021 favorably changed $227.2 million from a loss of $13.7 million in 2020, to income of $213.5 million primarily due to the gain on sale of our HMH Books & Media business, which has been accounted for as a discontinued operation whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the loss is allocated interest expense of $9.4 million and $14.4 million, for 2021 and 2020, respectively, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not intend to reinvest such amounts in the business.

Adjusted EBITDA from Continuing Operations

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA from continuing operations, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, gains or losses on investments, non-cash charges and impairment charges, levels of depreciation or amortization, and acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net income (loss) from continuing operations to Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$2,158	$(32,437)	$(46,870)	$(370,463)
Interest expense	9,985	10,614	18,549	19,867
Interest income	(14)	(75)	(34)	(841)
Provision (benefit) for income taxes	(9)	(1,370)	2,301	(10,150)
Depreciation expense	11,576	12,841	23,271	25,024
Amortization expense	36,864	40,945	72,987	81,795
Non-cash charges – goodwill impairment	—	—	—	262,000
Non-cash charges – stock compensation	2,943	2,056	5,550	5,324
Non-cash charges – (gain) loss on derivative instruments	(127)	(120)	547	260
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	(1,636)	—	190	27
Gain on investments	(836)	—	(836)	—
Loss on debt extinguishment	12,505	—	12,505	—
Legal settlement	2,470	—	2,470	—
Restructuring/severance and other charges	9,847	—	9,847	—
Adjusted EBITDA from continuing operations	$85,726	$32,454	$100,477	$12,843

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

Liquidity and Capital Resources

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$146,541	$281,200
Current portion of long-term debt	—	19,000
Long-term debt, net of discount and issuance costs	316,611	624,692
Revolving credit facility	—	—
Borrowing availability under revolving credit facility	149,965	104,806

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(91,053)	$(189,276)
Net cash provided by (used in) investing activities	299,754	(59,208)
Net cash (used in) provided by financing activities	(343,360)	90,955

Operating activities

Net cash used in operating activities was $91.1 million for the six months ended June 30, 2021, a $98.2 million favorable change from the $189.3 million of net cash used in operating activities for the six months ended June 30, 2020. Net cash used in operating activities included $3.9 million and $1.8 million of net cash provided by discontinued operations in 2021 and 2020, respectively and net cash used in operating activities from continuing operations of $94.9 million and $191.1 million in 2021 and 2020, respectively. The $96.1 million improvement in cash used in operating activities from continuing operations was primarily due to an increase in operating profit, net of non-cash items, of $78.4 million. Further, the improvement was also due to favorable changes in net operating assets and liabilities of $17.7 million primarily due to favorable changes accounts payable of $33.7 million related to timing of disbursements, favorable changes in royalties payable of $28.4 million, favorable changes in inventory of $23.0 million and operating lease liabilities of $8.6 million, offset by unfavorable changes in accounts receivable of $55.7 million due to higher billings and the timing of collections, unfavorable changes in deferred revenue of $10.2 million, and unfavorable change interest payable of $7.0 million due to the timing of payments, and other operating assets and liabilities of $3.1 million.

Investing activities

Net cash provided by investing activities was $299.8 million for the six months ended June 30, 2021, an increase of $359.0 million from the $59.2 million of net cash used in investing activities for the six months ended June 30, 2020. Net cash from investing activities included $0.6 million and $0.4 million of cash usage from discontinued operations in 2021 and 2020, respectively, and net cash provided by (used in) investing activities from continuing operations of $300.4 million and $(58.9) million in 2021 and 2020, respectively. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our HMH Books & Media business of $349.0 million and to lesser extent, lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $10.3 million in connection with planned reductions in content development.

Financing activities

Net cash used in financing activities, which is all continuing operations, was $343.4 million for the six months ended June 30, 2021, a decrease of $434.4 million from the $91.0 million provided by financing activities for the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to a net increase in our debt repayments of $332.5 million primarily from the proceeds of the sale of our HMH Books & Media business along with proceeds from borrowings under our revolving credit facility of $100.0 million during the prior period, which did not repeat in 2021. Further, there were net remittances under the transition services agreement of $1.7 million in 2021.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. As of June 30, 2021, we had $303.3 million ($295.7 million, net of discount and issuance costs) outstanding under the notes.

We may redeem all or a portion of the notes at redemption prices as described in the notes. We redeemed $2.7 million of the notes during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of June 30, 2021, we had $21.7 million ($20.9 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of June30, 2021, the interest rate on the term loan facility was 7.25%.

The term loan facility is required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date. We repaid $334.6 million of the term loan facility during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business. There are no future quarterly repayment installments required and the balance is payable on the maturity date; however, we are not prohibited from continuing to make debt payments and may elect to do so.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of June 30, 2021, there were no amounts outstanding on the revolving credit facility. As of June 30, 2021, we had approximately $16.2 million of outstanding letters of credit and approximately $150.0 million of borrowing availability under the revolving credit facility. As of August 5, 2021, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of June 30, 2021, due to our level of borrowing availability.

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

General

We had $146.5 million of cash and cash equivalents and no short-term investments at June 30, 2021 and $281.2 million of cash and cash equivalents and no short-term investments at December 31, 2020.

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

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that our industry will continue to recover and we have performed a sensitivity analysis on various recovery assumptions. We have concluded we have sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended June 30, 2021 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the year ended December 31, 2020 or the first six months of 2021. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of June 30, 2021, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of June 30, 2021, we had $21.7 million ($20.9 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $0.2 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of June 30, 2021, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We have no outstanding interest rate derivative contracts as of June 30, 2021.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of June 30, 2021 and December 31, 2020. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2021 our disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Houghton Mifflin Harcourt Company (Registrant)

August 5, 2021	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

August 5, 2021	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)