Form 10-Q
period 2021-09-30
Houghton Mifflin Harcourt Co
filed 2021-11-04
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock, par value $0.01 per share, outstanding as of November 1, 2021 was 127,680,750.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to the duration and severity of the COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools; any disruption resulting from the completed sale of our HMH Books & Media that adversely affects our business and business relationships, including with employees and suppliers; the rate and state of technological change; state requirements related to digital instructional materials; our ability to execute on our digital first, connected strategy; increases in our operating costs; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives and other factors discussed in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and our subsequent filings pursuant to the Securities Exchange Act of 1934, as amended). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands of dollars, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$420,318	$281,200
Accounts receivable, net of allowances for bad debts and book returns of $10.9 million and $8.4 million, respectively	299,413	88,830
Inventories	96,471	145,553
Prepaid expenses and other assets	26,193	19,276
Assets of discontinued operations	—	160,053
Total current assets	842,395	694,912

Property, plant, and equipment, net	80,978	88,801
Pre-publication costs, net	163,255	202,820
Royalty advances to authors, net	1,581	2,425
Goodwill	437,977	437,977
Other intangible assets, net	370,047	402,484
Operating lease assets	117,410	126,850
Deferred income taxes	2,415	2,415
Deferred commissions	37,309	30,659
Other assets	32,980	31,783
Total assets	$2,086,347	$2,021,126
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$19,000
Accounts payable	49,736	38,751
Royalties payable	44,766	34,765
Salaries, wages, and commissions payable	61,133	21,723
Deferred revenue	386,431	342,605
Interest payable	4,260	11,017
Severance and other charges	1,283	19,590
Accrued pension benefits	118	1,593
Accrued postretirement benefits	1,555	1,555
Operating lease liabilities	10,506	9,669
Other liabilities	40,273	22,912
Liabilities of discontinued operations	—	30,662
Total current liabilities	600,061	553,842

Long-term debt, net of discount and issuance costs	317,095	624,692
Operating lease liabilities	131,582	132,014
Long-term deferred revenue	624,953	562,679
Accrued pension benefits	15,021	24,061
Accrued postretirement benefits	15,338	16,566
Deferred income taxes	11,885	16,411
Other liabilities	215	398
Total liabilities	1,716,150	1,930,663
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 152,257,784 and 150,459,034 shares issued at September 30, 2021 and December 31, 2020, respectively; 127,680,750 and 125,882,000 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,523	1,505
Treasury stock, 24,577,034 shares as of September 30, 2021 and December 31, 2020, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,927,934	4,918,542
Accumulated deficit	(3,993,826)	(4,255,830)
Accumulated other comprehensive loss	(47,404)	(55,724)
Total stockholders’ equity	370,197	90,463
Total liabilities and stockholders’ equity	$2,086,347	$2,021,126

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2021	2020	2021	2020
Net sales	$417,130	$331,205	$871,997	$699,287
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	152,893	146,155	335,390	310,351
Publishing rights amortization	2,516	3,469	8,171	11,332
Pre-publication amortization	27,620	31,570	79,177	93,791
Cost of sales	183,029	181,194	422,738	415,474
Selling and administrative	134,951	118,275	338,953	339,815
Other intangible assets amortization	7,241	5,857	23,016	17,568
Impairment charge for goodwill	—	—	—	262,000
Restructuring/severance and other charges	33	31,776	9,880	31,776
Gain on sale of assets	(3,661)	—	(3,661)	—
Operating income (loss)	95,537	(5,897)	81,071	(367,346)
Other income (expense)
Retirement benefits non-service income (expense)	214	61	(12)	183
Interest expense	(8,239)	(9,311)	(26,788)	(29,178)
Interest income	18	32	52	873
Change in fair value of derivative instruments	(368)	432	(915)	172
Gain on investments	606	1,738	1,442	1,738
Income from transition services agreement	1,399	—	2,253	—
Loss on extinguishment of debt	—	—	(12,505)	—
Income (loss) from continuing operations before taxes	89,167	(12,945)	44,598	(393,558)
Income tax benefit for continuing operations	(6,192)	(1,060)	(3,891)	(11,210)
Income (loss) from continuing operations	95,359	(11,885)	48,489	(382,348)
Loss from discontinued operations, net of tax	—	(667)	(1,005)	(14,345)
Gain on sale of discontinued operations, net of tax	—	—	214,520	—
(Loss) income from discontinued operations, net of tax	—	(667)	213,515	(14,345)
Net income (loss)	$95,359	$(12,552)	$262,004	$(396,693)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.75	$(0.09)	$0.38	$(3.05)
Discontinued operations	—	(0.01)	1.68	(0.12)
Net income (loss)	$0.75	$(0.10)	$2.06	$(3.17)
Diluted:
Continuing operations	$0.72	$(0.09)	$0.37	$(3.05)
Discontinued operations	—	(0.01)	1.64	(0.12)
Net income (loss)	$0.72	$(0.10)	$2.01	$(3.17)
Weighted average shares outstanding
Basic	127,674,513	125,799,018	127,220,429	125,317,284
Diluted	131,652,417	125,799,018	130,667,785	125,317,284

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except share and per share information)	2021	2020	2021	2020
Net income (loss)	$95,359	$(12,552)	$262,004	$(396,693)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(280)	(86)	(833)	(266)
Net change in pension and benefit plan liabilities, net of tax	706	—	9,153	—
Net change in unrealized loss on derivative financial instruments, net of tax	—	258	—	987
Other comprehensive income, net of taxes	426	172	8,320	721
Comprehensive income (loss)	$95,785	$(12,380)	$270,324	$(395,972)

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2021	2020
Cash flows from operating activities
Net income (loss)	$262,004	$(396,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from discontinued operations, net of tax	1,005	14,345
Gain on sale of discontinued operations, net of tax	(214,520)	—
Gain on sale of assets	(3,661)	—
Depreciation and amortization expense	144,698	160,073
Operating lease assets, amortization and impairments	9,411	9,565
Amortization of debt discount and deferred financing costs	2,096	1,979
Gain on investments	(1,442)	(1,738)
Deferred income taxes	(4,526)	(12,084)
Stock-based compensation expense	8,727	8,295
Write-off of property, plant, and equipment	1,606	—
Loss on extinguishment of debt	12,505	—
Impairment charge for goodwill	—	262,000
Change in fair value of derivative instruments	915	(172)
Changes in operating assets and liabilities
Accounts receivable	(200,632)	(106,852)
Inventories	49,081	38,566
Other assets	(13,767)	(10,663)
Accounts payable and accrued expenses	53,878	4,764
Royalties payable and author advances, net	12,467	(21,169)
Deferred revenue	106,100	105,347
Interest payable	(6,757)	155
Severance and other charges	(18,307)	22,494
Accrued pension and postretirement benefits	(2,656)	(5,532)
Operating lease liabilities	436	(7,598)
Other liabilities	(5,964)	935
Net cash provided by operating activities - continuing operations	192,697	66,017
Net cash provided by operating activities - discontinued operations	3,880	9,149
Net cash provided by operating activities	196,577	75,166
Cash flows from investing activities
Additions to pre-publication costs	(42,104)	(50,919)
Additions to property, plant, and equipment	(28,672)	(35,275)
Proceeds from sale of business	349,000	—
Proceeds from sale of assets	5,000	—
Net cash provided by (used in) investing activities - continuing operations	283,224	(86,194)
Net cash used in investing activities - discontinued operations	(647)	(402)
Net cash provided by (used in) investing activities	282,577	(86,596)
Cash flows from financing activities
Borrowings under revolving credit facility	—	150,000
Payments of revolving credit facility	—	(150,000)
Payments of long-term debt	(342,031)	(14,250)
Tax withholding payments related to net share settlements of restricted stock units	—	(48)
Issuance of common stock under employee stock purchase plan	410	918
Net collections under transition services agreement	1,585	—
Net cash used in financing activities - continuing operations	(340,036)	(13,380)
Net increase (decrease) in cash and cash equivalents	139,118	(24,810)
Cash and cash equivalents at beginning of the period	281,200	296,353
Cash and cash equivalents at end of the period	$420,318	$271,543
Supplemental disclosure of cash flow information
Interest paid - continuing operations	$29,557	$26,366
Interest paid - discontinued operations	10,108	19,547
Income taxes paid	1,021	1,848
Operating lease assets obtained in exchange for operating lease liabilities	7,911	6,472
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$2,732	$2,192
Property, plant, and equipment included in accounts payable and accruals	1,366	1,648

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands of dollars, except share information)	Shares Issued	Par Value	Treasury Stock	Capital in excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(345,973)	—	(345,973)
Other comprehensive loss, net of tax	—	—	—	—	—	(444)	(444)
Issuance of common stock for employee purchase plan	104,331	1	—	678	—	—	679
Issuance of common stock for vesting of restricted stock units	950,496	10	—	(10)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Balance at March 31, 2020	149,983,155	$1,500	$(518,030)	$4,910,171	$(4,121,965)	$(47,716)	$223,960
Net loss	—	—	—	—	(38,168)	—	(38,168)
Other comprehensive income, net of tax	—	—	—	—	—	993	993
Issuance of common stock for employee purchase plan	—	—	—	(1)	—	—	(1)
Issuance of common stock for vesting of restricted stock units	149,495	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,101	—	—	2,101
Balance at June 30, 2020	150,132,650	$1,501	$(518,030)	$4,912,270	$(4,160,133)	$(46,723)	$188,885
Net loss	—	—	—	—	(12,552)	—	(12,552)
Other comprehensive income, net of tax	—	—	—	—	—	172	172
Issuance of common stock for employee purchase plan	274,588	3	—	567	—	—	570
Issuance of common stock for vesting of restricted stock units	19,910	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,969	—	—	2,969
Balance at September 30, 2020	150,427,148	$1,504	$(518,030)	$4,915,806	$(4,172,685)	$(46,551)	$180,044
Balance at December 31, 2020	150,459,034	$1,505	$(518,030)	$4,918,542	$(4,255,830)	$(55,724)	$90,463
Net loss	—	—	—	—	(51,983)	—	(51,983)
Other comprehensive income, net of tax	—	—	—	—	—	6,590	6,590
Issuance of common stock for employee purchase plan	239,144	2	—	634	—	—	636
Issuance of common stock for vesting of restricted stock units	1,289,209	13	—	(13)	—	—	—
Stock-based compensation expense	—	—	—	2,682	—	—	2,682
Balance at March 31, 2021	151,987,387	$1,520	$(518,030)	$4,921,845	$(4,307,813)	$(49,134)	$48,388
Net income	—	—	—	—	218,628	—	218,628
Other comprehensive income, net of tax	—	—	—	—	—	1,304	1,304
Issuance of common stock for employee purchase plan	—	—	—	12	—	—	12
Issuance of common stock for vesting of restricted stock units	256,817	2	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	2,972	—	—	2,972
Balance at June 30, 2021	152,244,204	$1,522	$(518,030)	$4,924,827	$(4,089,185)	$(47,830)	$271,304
Net income	—	—	—	—	95,359	—	95,359
Other comprehensive income, net of tax	—	—	—	—	—	426	426
Issuance of common stock for vesting of restricted stock units	13,580	1	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	3,108	—	—	3,108
Balance at September 30, 2021	152,257,784	$1,523	$(518,030)	$4,927,934	$(3,993,826)	$(47,404)	$370,197

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

On May 10, 2021, we completed the sale of our HMH Books & Media segment, our consumer publishing business. We determined that the HMH Books & Media business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, (“FASB ASC 205”) as of March 31, 2021 due to its relative size and strategic rationale. The Consolidated Balance Sheets and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the HMH Books & Media business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to our continuing operations. As a result of the disposal of the former segment, our revenues and financial results from continuing operations are reported under one reportable segment.

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

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services in 2020. In response to these developments, we implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic and to help mitigate its impact on our financial position, profitability and cash flow. These measures included, but were not limited to furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments, monitor our supply chain, as well as observe the impact to state revenues and related educational budgets.

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

Forward-looking

The ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. After reviewing our ability to meet future financial obligations over the next twelve months, including consideration of our actions described above in addition to the divestiture of the HMH Books & Media business, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility provides sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Subsequent to the sale of the HMH Books & Media segment during the second quarter of 2021, we operate as one operating segment with one reportable segment and have only one reporting unit. No impairment triggering events were identified during the third quarter of 2021. We perform an impairment test to assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

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

Goodwill is allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. The relevant inputs and assumptions used in the valuation of the Education reporting unit include our market capitalization, selection of a control premium, and the determination of an appropriate market multiple to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment, we concluded that our goodwill was impaired and, accordingly, recorded a goodwill impairment charge in the first quarter of 2020 of $262.0 million. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment and related income tax benefit.

Additionally, as a result of the triggering event identified in the first quarter of 2020, we performed quantitative impairment analyses over our indefinite-lived intangible assets and long-lived assets. With regards to indefinite-lived intangible assets, which includes the Houghton Mifflin Harcourt tradename, the recoverability was evaluated using a one-step process whereby we determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. We estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows. The discount rate was based on the weighted-average cost of capital method at the date of the evaluation. The fair value of the indefinite-lived intangible assets was in excess of its carrying value by approximately 12% as of March 31, 2020. We also performed an impairment test on our long-lived assets using an undiscounted cash flow model in determining the fair value, which was then compared to book value of the asset groups evaluated. The long-lived asset impairment analysis was performed over the Education reporting unit and the HMH Books & Media reporting unit. Estimates and significant assumptions included in the long-lived asset impairment analysis included identification of the primary asset in each asset group and undiscounted cash flow projections. We concluded that our indefinite-lived intangible assets and long-lived assets were not impaired based on the results of the quantitative analyses performed.

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

3.	Significant Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes during the three and nine months ended September 30, 2021 to the application of significant accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. As of September 30, 2021, we reported allowances for doubtful accounts of $3.4 million, compared to $3.8 million at December 31, 2020, reflecting a decrease of $0.4 million for the nine months ended September 30, 2021.

We are also exposed to losses on our royalty advances. Royalty advances to authors are capitalized and represent amounts paid in advance of the sale of an author’s product and are recovered as earned. As advances are recorded, a partial reserve may be recorded immediately based primarily upon historical sales experience. Additionally, advances are evaluated periodically to determine if they are expected to be recovered on a title-by-title basis. Any portion of a royalty advance that is not expected to be recovered is fully reserved. As of September 30, 2021, we reported a reserve for royalty advances of $7.6 million, compared to $7.4 million at December 31, 2020, reflecting an increase of $0.2 million for the nine months ended September 30, 2021.
5.	Discontinued Operations

On May 10, 2021, we completed the sale of the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment expected to approximate a payment to the purchaser of $7.8 million, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business, subject to specified exceptions. Upon closing of the transaction, all HMH Books & Media employees became employees of the purchaser. Net proceeds from the sale after the payment of transaction costs and exclusive of working capital adjustment, were approximately $337.0 million, all of which we used to pay down debt. In connection with the sale of HMH Books & Media, we entered into a Transition Services Agreement (“TSA”) with the purchaser whereby we will perform certain support functions for a period of up to 12 months. Upon the signing of the asset purchase agreement on March 26, 2021, the HMH Books & Media business qualified as a discontinued operation and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented. The results of the HMH Books & Media business were previously reported in its own reportable segment. We currently report our revenues and financial results from continuing operations under one reportable segment.

Selected financial information of the HMH Books & Media business included in discontinued operations is below. Included within the loss from discontinued operations is interest expense which was allocated to the HMH Books & Media business as we used the proceeds from the sale to pay down debt, which was required by our debt facilities, and we did not reinvest such amounts in the business.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021	2020
Net sales	$55,385	$63,047	$128,444
Costs	47,430	53,205	115,748
Amortization	1,786	1,395	5,466
Interest expense	6,857	9,362	21,255
Loss from discontinued operations before taxes	$(688)	$(915)	$(14,025)
Income tax (benefit) expense	(21)	90	320
Loss from discontinued operations, net of tax	$(667)	$(1,005)	$(14,345)

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

December 31,
2020
Accounts receivable, net	$64,002
Inventories	21,410
Prepaid expenses and other assets	655
Property, plant, and equipment, net	4,401
Pre-publication costs, net	329
Royalty advances to authors, net	40,060
Other intangible assets, net	26,100
Other assets	3,096
Total assets of discontinued operations	$160,053
Accounts payable	10,353
Royalties payable	17,628
Salaries and wages payable	221
Other liabilities	2,460
Total liabilities of discontinued operations	$30,662

6.	Inventories

Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Finished goods	$91,449	$134,349
Raw materials	5,022	11,204
Inventories	$96,471	$145,553

7.	Contract Assets and Liabilities, Contract Costs and Net Sales

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the nine months ended September 30, 2021:

	September 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$693	$580	$113	19.5%
Contract liabilities (deferred revenue)	$1,011,384	$905,284	$106,100	11.7%

The $106.1 million increase in our contract liabilities from December 31, 2020 to September 30, 2021 was primarily due to higher billings in the period attributed to the growth during the recovery of the COVID-19 pandemic, which materially impacted 2020 along with seasonal and cyclical nature of our business, which exceeded the satisfaction of performance obligations related to physical and digital products, and services during the period.

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $37.3 million and $30.7 million at September 30, 2021 and December 31, 2020, respectively, and amortized $13.0 million and $11.0 million during the nine months ended September 30, 2021 and 2020, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $22.6 million and $14.7 million at September 30, 2021 and December 31, 2020, respectively, and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. The increase in costs to fulfill contracts in the period was primarily due to the mix of product being sold. We recorded amortization of $4.4 million and $2.6 million during the nine months ended September 30, 2021 and 2020, respectively. The amortization is included in cost of sales, excluding publishing rights and pre-publication amortization.

During the three and nine months ended September 30, 2021 and 2020, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$102,240	$81,768	$278,505	$254,695

As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders (received purchase orders from customers for which we have not yet fulfilled), was $1,062.8 million, and we will recognize approximately 75% to net sales over the next 1 to 3 years.

The following table disaggregates our net sales by major source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Core solutions (1)	$234,993	$206,659	$469,192	$391,101
Extensions (2)	182,137	124,546	402,805	308,186
Net sales	$417,130	$331,205	$871,997	$699,287

(1)  Comprehensive solutions primarily for reading, math, science and social studies programs.

(2)  Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.
8.	Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $438.0 million for the three and nine months ended September 30, 2021. Accumulated impairment losses on goodwill as of September 30, 2021 was $279.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets.

Other intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
Trademarks and tradenames: indefinite-lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite-lived	130,430	(59,068)	71,362	133,330	(46,810)	86,520
Publishing rights	1,050,000	(1,038,608)	11,392	1,050,000	(1,030,437)	19,563
Customer related and other	445,140	(318,847)	126,293	448,140	(312,739)	135,401
Other intangible assets, net	$1,786,570	$(1,416,523)	$370,047	$1,792,470	$(1,389,986)	$402,484

Amortization expense for definite-lived trademarks and tradenames, publishing rights and customer related and other intangibles were $31.2 million and $28.9 million for the nine months ended September 30, 2021 and 2020, respectively. During the normal course of business, we periodically review the useful lives of our definite-lived assets and adjust the amortization periods if evidence shows a shorter life duration. During the first quarter of 2021, several definite-lived intangible assets were adjusted to shorter amortization periods due to anticipated end of life periods as we streamline our offerings.

On July 8, 2021, we sold the intellectual property, including the copyrights and trademarks, of certain product titles for total cash proceeds of $5.0 million. We had approximately $1.3 million of other intangible assets at the time of sale and we recorded a gain on sale of $3.7 million, net of tax, during the three months ended September 30, 2021.

9.	Debt

Our debt consisted of the following:

	September 30, 2021	December 31, 2020
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$20,939	$346,091
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$296,156	$297,601
	317,095	643,692
Less: Current portion of long-term debt	—	(19,000)
Total long-term debt, net of discount and issuance costs	$317,095	$624,692
Revolving credit facility	$—	$—

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%. As of September 30, 2021, the interest rate on the term loan facility was 7.25%. We repaid $334.6 million of the term loan facility during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business. We were required to repay debt under the term loan facility as we did not intend to reinvest the proceeds from the sale in the business. There are no future quarterly repayment installments required and the balance is payable on the maturity date. In connection with the repayment, we recorded a loss on extinguishment of debt totaling $12.5 million relating to the pro rata write-off of a portion of the unamortized deferred financing costs and discount.

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

These interest rate swaps were designated as cash flow hedges and qualified for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized gain of $1.0 million in our statements of comprehensive loss to account for the changes in fair value of these derivatives during the nine months ended September 30, 2020. We reclassified $1.9 million from other comprehensive loss to earnings during the nine months ended September 30, 2020.

We had no interest rate derivative contracts outstanding as of September 30, 2021.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default. If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of September 30, 2021, no amounts were outstanding under the revolving credit facility.

As of September 30, 2021, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

10.	Restructuring, Severance and Other Charges

2021

During the nine months ended September 30, 2021, we recorded an impairment in the amount of $10.9 million for real estate consolidation costs relating to vacated office space for certain floors in connection with the sale of our HMH Books & Media business, of which $9.3 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment in our consolidated balance sheet as of September 30, 2021.

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020.  Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represented cash expenditures, was approximately $33.6 million.

There was a favorable adjustment to severance costs associated with the 2020 Restructuring Plan in our consolidated statements of operations for the nine months ended September 30, 2021. There were no costs associated with the 2020 Restructuring Plan in our consolidated statements of operations for the three and nine months ended September 30, 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2021
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	September 30,
	2020	Charges	payments	2021
Severance and termination benefits	$19,311	$(1,020)	$(17,008)	$1,283
	$19,311	$(1,020)	$(17,008)	$1,283

2019 Restructuring Plan

There were no costs associated with the 2019 Restructuring Plan in our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2021
	Restructuring accruals at December 31, 2020	Charges	Cash payments	Restructuring accruals at September 30, 2021
Severance and termination benefits	$279	$—	$(279)	$—
	$279	$—	$(279)	$—

11.	Income Taxes

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

For the three months ended September 30, 2021 and 2020, we recorded an income tax benefit for continuing operations of approximately $6.2 million and $1.1 million, respectively, and for the nine months ended September 30, 2021 and 2020, we recorded an income tax benefit for continuing operations of approximately $3.9 million and $11.2 million, respectively. For all periods, income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items, including the accrual of potential interest and penalties on uncertain tax positions. Including the tax effects of these discrete tax items, the effective rate was (6.9)% and 8.2% for the three months ended September 30, 2021 and 2020, respectively, and (8.7)% and 2.8% for the nine months ended September 30, 2021 and 2020, respectively.

Reserves for unrecognized tax benefits, excluding accrued interest and penalties, were $15.7 million at both September 30, 2021 and December 31, 2020.

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

We recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the balance sheet and recognize actuarial gains and losses and prior service costs and credits in other comprehensive income (loss) and subsequently amortize those items in the statement of operations. Due to lump-sum disbursements by participants during the nine months ended September 30, 2021, we incurred a settlement charge of $1.0 million. In connection with this settlement charge, we remeasured our pension liability and recorded a $9.2 million benefit through other comprehensive income primarily due to changes in discount rates, disbursements and increases in market value of pension assets.

Net periodic benefit cost (credit) for our pension and other postretirement benefit plans consisted of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$743	$1,097	$2,239	$3,291
Expected return on plan assets	(1,863)	(1,855)	(5,617)	(5,565)
Amortization of net loss	662	581	2,107	1,743
Settlement loss recognized	165	—	1,046	—
Net periodic benefit credit	$(293)	$(177)	$(225)	$(531)

	Other Post Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$19	$17	$57	$51
Interest cost	68	107	204	321
Amortization of prior service cost	11	11	33	33
Amortization of net loss	—	(2)	—	(6)
Net periodic benefit cost	$98	$133	$294	$399

  There were $1.1 million and $3.7 million in contributions to the Retirement Plan during the nine months ended September 30, 2021 and 2020, respectively.

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

On a recurring basis, we measure certain financial assets and liabilities at fair value, including our money market funds and foreign exchange forward contracts. The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty and its credit risk in its assessment of fair value.

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$397,938	$397,938	$—	(a)
	$397,938	$397,938	$—
Financial liabilities
Foreign exchange derivatives	$537	$—	$537	(a)
	$537	$—	$537

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Valuation Technique
Financial assets
Money market funds	$262,135	$262,135	$—	(a)
Foreign exchange derivatives	466	—	466	(a)
	$262,601	$262,135	$466

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $397.9 million and $262.1 million invested in money market funds as of September 30, 2021 and December 31, 2020, respectively, we had $22.4 million and $19.1 million of cash invested in bank accounts as of September 30, 2021 and December 31, 2020, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $14.7 million and $14.9 million at September 30, 2021 and December 31, 2020, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2021 and December 31, 2020, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, pre-publication costs and operating lease assets, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the 2020 first quarter report, as there was a triggering event for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment, which resulted in a goodwill impairment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020.

The following table presents our non-financial assets measured at fair value on a nonrecurring basis during 2020:

	September 30, 2020	Significant Unobservable Inputs (Level 3)	Total Impairment	Valuation Technique
Non-financial assets
Goodwill	$454,977	$454,977	$262,000	(a)
	$454,977	$454,977	$262,000

In evaluating goodwill for impairment, we first compare our reporting unit's fair value to its carrying value. We estimate the fair values of our reporting unit by considering our market capitalization and other judgments. There was no goodwill impairment recorded for the nine months ended September 30, 2021. Impairment recorded for goodwill for the nine months ended September 30, 2020 was $262.0 million. During the fourth quarter of 2020, we recorded an adjustment of $17.0 million to increase the goodwill impairment charge to correct an error of the previously recorded amount.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the nine months ended September 30, 2021 and 2020.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that it may exceed its fair value. During the nine months ended September 30, 2021, we recorded an impairment of our operating lease assets in the amount of $9.3 million for real estate consolidation costs relating to vacated office space formerly utilized by employees of the HMH Books & Media business. The fair value of the operating lease assets was determined based on the income approach, with level 3 inputs utilizing certain market participant assumptions. These inputs included forecasted cash inflows from estimated subleases and a discount rate. The remaining carrying value was $2.0 million. In connection with the real estate consolidation costs, we also recorded an impairment of property, plant, and equipment, of $1.6 million during the nine months ended September 30, 2021 using the income approach with level 3 inputs. This was primarily related to leasehold improvements on the vacated office space, which had a remaining carrying value of $0.3 million.

Non-Marketable Investments

At September 30, 2021 and December 31, 2020, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private partnerships, was $5.8 million and $4.4 million, respectively. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. Gains from non-marketable investments were $0.6 million and $1.4 million during the three and nine months ended September 30, 2021, respectively. Gains from non-marketable investments were $1.7 million during both the three and nine months ended September 30, 2020.

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at September 30, 2021 and December 31, 2020. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
$380,000 Term loan	$20,939	$20,913	$346,091	$331,382
$306,000 Senior secured notes	$296,156	$316,147	$297,601	$304,297

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at September 30, 2021 and December 31, 2020. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

In April 2019, we were notified of an unasserted claim by the Commonwealth of Puerto Rico with regards to payments that we received in the normal course of business during the four year period prior to the May 3, 2017 bankruptcy petition of the Commonwealth public instrumentalities. Management believes, based on discussions with its legal counsel, that we have meritorious defenses against such an unasserted claim. The Company will vigorously defend this matter if such claim is asserted.

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

We were contingently liable for $0.9 million and $1.4 million of performance-related surety bonds for our operating activities as of September 30, 2021 and December 31, 2020, respectively. An aggregate of $16.1 million and $18.8 million of letters of credit existed at September 30, 2021 and December 31, 2020, respectively, of which $1.1 million backed the aforementioned performance-related surety bonds as of September 30, 2021 and December 31, 2020. We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of September 30, 2021 and December 31, 2020

15.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Income (loss) from continuing operations	$95,359	$(11,885)	$48,489	$(382,348)
(Loss) income from discontinued operations, net of tax	—	(667)	213,515	(14,345)
Net income (loss) attributable to common stockholders	$95,359	$(12,552)	$262,004	$(396,693)
Denominator
Weighted average shares outstanding
Basic	127,674,513	125,799,018	127,220,429	125,317,284
Diluted	131,652,417	125,799,018	130,667,785	125,317,284
Basic:
Continuing operations	$0.75	$(0.09)	$0.38	$(3.05)
Discontinued operations	—	(0.01)	1.68	(0.12)
Net income (loss)	$0.75	$(0.10)	$2.06	$(3.17)
Diluted:
Continuing operations	$0.72	$(0.09)	$0.37	$(3.05)
Discontinued operations	—	(0.01)	1.64	(0.12)
Net income (loss)	$0.72	$(0.10)	$2.01	$(3.17)

As we incurred a net loss in the three and nine months ended September 30, 2020 periods presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,096,060	1,947,212	1,719,849	1,947,212
Restricted stock units	2,492	5,060,063	840	4,013,767

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

Upon entering into the asset purchase agreement on March 26, 2021, the HMH Books & Media business was classified as a Discontinued Operation due to its relative size and strategic rationale, and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented, including from discussions of total net sales and other results of operations. Included within the nine months ended September 30, 2021 discontinued operations financial results is allocated interest expense of $9.4 million, and included within the three and nine months ended September 30, 2020 discontinued operations financials results is allocated interest expense of $6.9 million and $21.4 million, respectively, based on our required repayment of the Company’s debt with the net proceeds from the sale. On the balance sheet, all assets and liabilities that transferred to the acquirer have been classified as Assets of discontinued operations or Liabilities of discontinued operations. The results of the HMH Books & Media business were previously reported in its own reportable segment. We currently report our revenues and financial results from continuing operations under one reportable segment.

Unless otherwise indicated, all financial information refers to continuing operations.

COVID-19

Prior to the spread of COVID-19 in the United States, we experienced net sales results consistent with our historical first quarters. As we proceeded through the first quarter of 2020 and the impact of the COVID-19 pandemic progressed, schools began to close in response to federal, state and local social distancing directives resulting in a decline in net sales and sales orders in the second half of March 2020. We implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic. We also took actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow including, but not limited to, furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources.

Given the ongoing COVID-19 situation, our business continues to be impacted during 2021.

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

Key Aspects and Trends of Our Operations

Net Sales

We derive revenue primarily from the sale of print and digital content and instructional materials, multimedia instructional programs, software and services, consulting and training. We primarily sell to customers in the United States. Our net sales are driven primarily as a function of volume and, to a certain extent, changes in price. Our net sales consist of our invoices for products and services, less revenue that will be deferred until future recognition, along with the transaction price allocation adjusted to reflect the estimated returns for the arrangement. Deferred revenues primarily derive from online interactive digital content, digital and online learning components along with undelivered work-texts, workbooks and services. The work-texts, workbooks and services are deferred until control is transferred to the customer, which often extends over the life of the contract, and our hosted online and digital content is typically recognized ratably over the life of the contract. The digitalization of education content and delivery is driving a shift in the education market. As the K-12 educational market transitions to purchasing more digital, personalized education solutions, we believe our ability now or in the future to offer embedded assessments, adaptive learning, real-time interaction and student specific personalization of educational content in a platform- and device-agnostic manner will provide new opportunities for growth. An increasing number of schools are utilizing digital content in their classrooms and implementing online or blended learning environments, which is altering the historical mix of print and digital educational materials in the classroom. As a result, our business model includes integrated solutions comprised of both print and digital offerings/products to address the needs of the education marketplace. The level of revenues being deferred can fluctuate depending upon the mix of product offering between digital and non-digital products, the length of programs and the mix of product delivered immediately or over time.

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

Further, we also derive net sales from the delivery of services to K-12 educators and administrators to build instructional excellence, cultivate leadership and provide school districts with the comprehensive support they need to raise student achievement. These offerings include ongoing curriculum support and expertise in professional development, coaching, and strategic consulting.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020. California adopted history and social science materials in 2017 for purchase in 2018 and 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Florida called for K-12 English Language Arts materials in 2020 for purchase beginning in 2021 and has called for K-12 Mathematics for review in 2021 and purchase beginning in 2022. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2021 legislative session appropriated funds for purchases in 2021 and 2022. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. There is no guarantee that our programs will be approved for purchase in future instructional materials adoptions in these states.

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $22.8 million for the nine months ended September 30, 2021) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising, along with depreciation.

Other intangible assets amortization

Our other intangible assets amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the nine months ended September 30, 2021 was $23.0 million.

Interest expense

Our interest expense includes interest accrued on the outstanding balances of our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”) and, to a lesser extent, our revolving credit facility, finance leases, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the nine months ended September 30, 2021 was $26.8 million.

Results of Operations

Consolidated Operating Results for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Net sales	$417,130	$331,205	$85,925	25.9%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	152,893	146,155	6,738	4.6%
Publishing rights amortization	2,516	3,469	(953)	(27.5)%
Pre-publication amortization	27,620	31,570	(3,950)	(12.5)%
Cost of sales	183,029	181,194	1,835	1.0%
Selling and administrative	134,951	118,275	16,676	14.1%
Other intangible assets amortization	7,241	5,857	1,384	23.6%
Restructuring/severance and other charges	33	31,776	(31,743)	NM
Gain on sale of assets	(3,661)	—	(3,661)	NM
Operating income (loss)	95,537	(5,897)	101,434	NM
Other income (expense):
Retirement benefits non-service income	214	61	153	NM
Interest expense	(8,239)	(9,311)	1,072	11.5%
Interest income	18	32	(14)	(43.8)%
Change in fair value of derivative instruments	(368)	432	(800)	NM
Gain on investments	606	1,738	(1,132)	(65.1)%
Income from transition services agreement	1,399	—	1,399	NM
Income (loss) from continuing operations before taxes	89,167	(12,945)	102,112	NM
Income tax benefit for continuing operations	(6,192)	(1,060)	(5,132)	NM
Income (loss) from continuing operations	95,359	(11,885)	107,244	NM
Loss from discontinued operations, net of tax	—	(667)	667	NM
Net income (loss)	$95,359	$(12,552)	$107,911	NM

NM = not meaningful

Net sales for the three months ended September 30, 2021 increased $85.9 million, or 25.9%, from $331.2 million in 2020 to $417.1 million. The increase was primarily due to strong net sales in Extensions, consisting of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $58.0 million from $124.0 million in 2020 to $182.0 million. Within Extensions, net sales of our Heinemann products increased due to the return of in-person learning for most of our customers, as well as in supplemental and professional services due to strong customer demand. Further, net sales in Core Solutions increased by $28.0 million from $207.0 million in 2020 to $235.0 million, driven by strong open territory net sales as a result of the market recovery.

Operating income (loss) for the three months ended September 30, 2021 favorably changed from a loss of $5.9 million in 2020 to income of $95.5 million, due primarily to the following:

•	An increase in net sales of $85.9 million;
•	A $31.7 million decrease in restructuring/severance and other charges due to the 2020 Restructuring Plan;
•	A $3.7 million gain on sale of assets in 2021 from the sale of intellectual property, including the copyrights and trademarks, of certain product titles;
•

A $3.5 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend;

Partially offset by:

•

A $6.7 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $146.2 million in 2020 to $152.9 million, primarily due to increased sales volume, substantially offset by lower print costs, product mix, increased virtual delivery of products and services along with favorable inventory obsolescence due to strong net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 36.7% from 44.1%;

•

A $16.7 million increase in selling and administrative expenses, primarily due to an increase of $12.8 million of variable expenses such as sales commissions and transportation due to higher billings. Further, there was an increase in incentive compensation compared to the prior year due to higher achievement of performance measures in 2021 compared to 2020.

Interest expense for the three months ended September 30, 2021 decreased $1.1 million from $9.3 million in 2020 to $8.2 million, due to lower outstanding debt balances and net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021.

Change in fair value of derivative instruments for the three months ended September 30, 2021 unfavorably changed by $0.8 million due to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Gain on investments for the three months ended September 30, 2021 decreased $1.1 million from $1.7 million in 2020 to $0.6 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the three months ended September 30, 2021 was $1.4 million and was related to transition service fees under the transition services agreement with the purchaser of our HMH Books & Media business. We had no transition services agreement during 2020.

Income tax benefit for continuing operations for the three months ended September 30, 2021 increased $5.1 million from a benefit of $1.1 million in 2020 to a benefit of $6.2 million in 2021. For 2021, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (8.5)%. For 2020, our effective annual tax rate exclusive of discrete items was (1.3)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Loss from discontinued operations, net of tax for the three months ended September 30, 2020 was a loss of $0.7 million. The sale of our HMH Books & Media business during the second quarter of 2021 has been accounted for as a discontinued operation, whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the loss is allocated interest expense of $6.9 million for 2020, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not reinvest such amounts in the business.

Consolidated Operating Results for the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Dollar Change	Percent Change
Net sales	$871,997	$699,287	$172,710	24.7%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	335,390	310,351	25,039	8.1%
Publishing rights amortization	8,171	11,332	(3,161)	(27.9)%
Pre-publication amortization	79,177	93,791	(14,614)	(15.6)%
Cost of sales	422,738	415,474	7,264	1.7%
Selling and administrative	338,953	339,815	(862)	(0.3)%
Other intangible assets amortization	23,016	17,568	5,448	31.0%
Impairment charge for goodwill	—	262,000	(262,000)	NM
Restructuring/severance and other charges	9,880	31,776	(21,896)	(68.9)%
Gain on sale of assets	(3,661)	—	(3,661)	NM
Operating income (loss)	81,071	(367,346)	448,417	NM
Other income (expense):
Retirement benefits non-service (expense) income	(12)	183	(195)	NM
Interest expense	(26,788)	(29,178)	2,390	8.2%
Interest income	52	873	(821)	(94.0)%
Change in fair value of derivative instruments	(915)	172	(1,087)	NM
Gain on investments	1,442	1,738	(296)	(17.0)%
Income from transition services agreement	2,253	—	2,253	NM
Loss on extinguishment of debt	(12,505)	—	(12,505)	NM
Income (loss) from continuing operations before taxes	44,598	(393,558)	438,156	NM
Income tax benefit for continuing operations	(3,891)	(11,210)	7,319	NM
Income (loss) from continuing operations	48,489	(382,348)	430,837	NM
Loss from discontinued operations, net of tax	(1,005)	(14,345)	13,340	93.0%
Gain on sale of discontinued operations, net of tax	214,520	—	214,520	NM
Income (loss) from discontinued operations, net of tax	213,515	(14,345)	227,860	NM
Net income (loss)	$262,004	$(396,693)	$658,697	NM

NM = not meaningful

Net sales for the nine months ended September 30, 2021 increased $172.7 million, or 24.7%, from $699.3 million in 2020 to $872.0 million. The increase was due to strong net sales in Extensions, consisting of our Heinemann brand, intervention and supplemental products as well as professional services, which increased by $95.0 million from $308.0 million in 2020 to $403.0 million. Within Extensions, nets sales of our Heinemann products increased due to strong demand across most product portfolios. Further, net sales in Core Solutions increased by $78.0 million from $391.0 million in 2020 to $469.0 million, driven by strong open territory net sales as a result of market recovery in 2021.

Operating income (loss) for the nine months ended September 30, 2021 favorably changed from a loss of $367.3 million in 2020 to income of $81.1 million, due primarily to the following:

•

An impairment charge for goodwill in 2020 of $262.0 million that did not reoccur in 2021. This non-cash impairment was a direct result of the adverse impact that the COVID-19 pandemic had on the Company in 2020;

•	A $172.7 million increase in net sales;
•

A $21.9 million decrease in restructuring/severance and other charges. In 2021, there were $9.8 million of non-cash restructuring/severance and other charges related to vacated office space formerly utilized by employees of the HMH Books & Media business, of which $9.3 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment. In 2020, there were $31.8 million of severance costs associated with the 2020 Restructuring Plan;

•

A $12.3 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, partially offset by the accelerated amortization of certain other intangible assets due to product life cycle reductions;

•	A $3.7 million gain on sale of assets in 2021 from the sale of intellectual property, including the copyrights and trademarks, of certain product titles;
•

A slight decrease in selling and administrative expenses, primarily due to the 2020 Restructuring Plan with reduced labor, professional fees and travel and marketing costs. Partially offsetting the aforementioned was an increase in variable expenses such as sales commissions and transportation due to higher billings along with an increase in incentive compensation;

Partially offset by:

•

A $25.0 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $310.4 million in 2020 to $335.4 million, primarily due to an increase in sales volume, partially offset by lower print costs, product mix, increased virtual delivery of products and services along with favorable inventory obsolescence due to strong net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 38.5% from 44.4%;

Interest expense for the nine months ended September 30, 2021 decreased $2.4 million from $29.2 million in 2020 to $26.8 million, primarily due to net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021, and to a lesser extent lower term loan facility interest expense driven by lower LIBOR rates.

Interest income for the nine months ended September 30, 2021 decreased $0.8 million due to lower interest rates on our money market funds in 2021.

Change in fair value of derivative instruments for the nine months ended September 30, 2021 unfavorably changed by $1.1 million due to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Gain on investments for the nine months ended September 30, 2021 decreased $0.3 million from $1.7 million in 2020 to $1.4 million and was related to the fair value change in our equity interests in educational technology private partnerships.

Income from transition services agreement for the nine months ended September 30, 2021 was $2.3 million and was related to transition service fees under the transition services agreement with the purchaser of our HMH Books & Media business. We had no transition services agreement during 2020.

Loss on extinguishment of debt for the nine months ended September 30, 2021 consisted of a $10.0 million write-off of the remaining balance of the debt discount associated with the term loan facility and a $2.5 million write-off related to unamortized deferred financing fees associated with the term loan facility. The total write-off of $12.5 million was proportional to the pay down in term loan debt.

Income tax benefit for continuing operations for the nine months ended September 30, 2021 decreased $7.3 million, from a benefit of $11.2 million in 2020 to a benefit of $3.9 million in 2021. For 2021, our annual effective tax rate, exclusive of discrete items used to calculate the tax provision, is expected to be approximately (8.5)%. For 2020, our effective annual tax rate exclusive of discrete items was (1.3)%. For both periods income tax expense was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions.

Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2021 favorably changed by $227.9 million from a loss of $14.3 million in 2020, to income of $213.5 million primarily due to the gain on sale of our HMH Books & Media business, which has been accounted for as a discontinued operation whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the loss is allocated interest expense of $9.4 million and $21.4 million, for 2021 and 2020, respectively, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not reinvest such amounts in the business.

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

Below is a reconciliation of our net income (loss) from continuing operations to Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$95,359	$(11,885)	$48,489	$(382,348)
Interest expense	8,239	9,311	26,788	29,178
Interest income	(18)	(32)	(52)	(873)
Provision (benefit) for income taxes	(6,192)	(1,060)	(3,891)	(11,210)
Depreciation expense	11,063	12,358	34,334	37,382
Amortization expense	37,377	40,896	110,364	122,691
Non-cash charges – goodwill impairment	—	—	—	262,000
Non-cash charges – stock compensation	3,177	2,971	8,727	8,295
Non-cash charges – (gain) loss on derivative instruments	368	(432)	915	(172)
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	676	339	866	366
Gain on investments	(606)	(1,738)	(1,442)	(1,738)
Gain on sale of assets	(3,661)	—	(3,661)	—
Loss on debt extinguishment	—	—	12,505	—
Legal settlement	—	—	2,470	—
Restructuring/severance and other charges	33	31,776	9,880	31,776
Adjusted EBITDA from continuing operations	$145,815	$82,504	$246,292	$95,347

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

Liquidity and Capital Resources

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$420,318	$281,200
Current portion of long-term debt	—	19,000
Long-term debt, net of discount and issuance costs	317,095	624,692
Revolving credit facility	—	—
Borrowing availability under revolving credit facility	163,635	104,806

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$196,577	$75,166
Net cash provided by (used in) investing activities	282,577	(86,596)
Net cash used in financing activities	(340,036)	(13,380)

Operating activities

Net cash provided by operating activities was $196.6 million for the nine months ended September 30, 2021, a $121.4 million favorable change from the $75.2 million of net cash provided by operating activities for the nine months ended September 30, 2020. Net cash provided by operating activities included $3.9 million and $9.1 million of net cash provided by discontinued operations in 2021 and 2020, respectively, and net cash provided by operating activities from continuing operations of $192.7 million and $66.0 million in 2021 and 2020, respectively. The $126.7 million improvement in cash provided by operating activities from continuing operations was primarily due to an increase in operating profit, net of non-cash items, of $173.3 million. The improvement was partially offset by unfavorable changes in net operating assets and liabilities of $46.6 million primarily due to unfavorable changes in accounts receivable of $93.8 million related to higher billings and the timing of collections, unfavorable changes in severance and other charges of $40.8 million mainly attributable to the 2020 Restructuring Plan, unfavorable changes in interest payable of $6.9 million due to the timing of payments and unfavorable changes in other operating assets and liabilities of $9.2 million, offset by favorable changes in accounts payable of $49.1 million due to timing of disbursements, favorable changes in royalties and author advances of $33.6 million, favorable changes in inventory of $10.5 million, operating lease liabilities of $8.0 million and pension and postretirement benefits of $2.9 million.

Investing activities

Net cash provided by investing activities was $282.6 million for the nine months ended September 30, 2021, an increase of $369.2 million from the $86.6 million of net cash used in investing activities for the nine months ended September 30, 2020. Net cash from investing activities included $0.6 million and $0.4 million of cash usage from discontinued operations in 2021 and 2020, respectively, and net cash provided by (used in) investing activities from continuing operations of $283.2 million and $(86.2) million in 2021 and 2020, respectively. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our HMH Books & Media business of $349.0 million and from the sale of assets of $5.0 million during 2021 and to a lesser extent, lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $15.4 million in connection with planned reductions in content development.

Financing activities

Net cash used in financing activities, which is all continuing operations, was $340.0 million for the nine months ended September 30, 2021, an increase of $326.6 million from the $13.4 million used in financing activities for the nine months ended September 30, 2020. The increase in cash used in financing activities was primarily due to a net increase in our debt repayments of $327.8 million primarily from the proceeds of the sale of our HMH Books & Media business. Partially offsetting the increase was net collections under the transition services agreement of $1.6 million in 2021.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020. As of September 30, 2021, we had $303.3 million ($296.2 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of September 30, 2021, we had $21.7 million ($20.9 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%.  As of September 30, 2021, the interest rate on the term loan facility was 7.25%.

The term loan facility was required to be repaid in quarterly installments of approximately $4.8 million with the balance being payable on the maturity date. We repaid $334.6 million of the term loan facility during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business. There are no future quarterly repayment installments required and the balance is payable on the maturity date; however, we are not prohibited from continuing to make debt payments and may elect to do so.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of September 30, 2021, there were no amounts outstanding on the revolving credit facility. As of September 30, 2021, we had approximately $16.1 million of outstanding letters of credit and approximately $163.6 million of borrowing availability under the revolving credit facility. As of November 4, 2021, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of September 30, 2021, due to our level of borrowing availability.

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

General

We had $420.3 million of cash and cash equivalents and no short-term investments at September 30, 2021 and $281.2 million of cash and cash equivalents and no short-term investments at December 31, 2020.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended September 30, 2021 to the application of critical accounting policies and estimates as described in our audited consolidated financial statements, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the year ended December 31, 2020 or the first nine months of 2021. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of September 30, 2021, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of September 30, 2021, we had $21.7 million ($20.9 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $0.2 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of September 30, 2021, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We have no outstanding interest rate derivative contracts as of September 30, 2021.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of September 30, 2021 and December 31, 2020. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2021 our disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Houghton Mifflin Harcourt Company (Registrant)

November 4, 2021	By:	/s/ John J. Lynch, Jr.
John J. Lynch, Jr.
Chief Executive Officer (Principal Executive Officer)

Houghton Mifflin Harcourt Company (Registrant)

November 4, 2021	By:	/s/ Joseph P. Abbott, Jr.
Joseph P. Abbott, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)