Form 10-K
period 2021-12-31
Houghton Mifflin Harcourt Co
filed 2022-02-24
CIK 1580156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2021, was approximately $1.22 billion.

The number of shares of common stock, par value $0.01 per share, outstanding as of February 1, 2022 was 127,728,011.

Documents incorporated by reference and made a part of this Form 10-K:

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained herein include forward-looking statements, which involve risks and uncertainties. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “projects,” “anticipates,” “expects,” “could,” “intends,” “may,” “will,” “should,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” or, in each case, their negative, or other variations or comparable terminology. Forward-looking statements include all statements that are not statements of historical facts. They include statements regarding the outcome or any unexpected impacts of our proposed acquisition by Veritas; our intentions, beliefs or current expectations concerning, among other things, our results of operations; financial condition; liquidity; prospects, growth and strategies; the expected impact of the ongoing COVID-19 pandemic; our competitive strengths; the industry in which we operate; the impact of new accounting guidance and tax laws; expenses; effective tax rates; future liabilities; the outcome and impact of pending or threatened litigation; decisions of our customers; education expenditures; population growth; state curriculum adoptions and purchasing cycles; the impact of dispositions, acquisitions and other investments; the timing, structure and expected impact of our operational efficiency and cost-reduction initiatives and the estimated savings and amounts expected to be incurred in connection therewith; and potential business decisions. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. We caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

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

Important factors that could cause actual results to vary from expectations include, but are not limited to the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement that we entered into with entities beneficially owned by The Veritas Capital Fund VII, L.P. (“Veritas”) on February 21, 2022, pursuant to which we expect to become a wholly owned subsidiary of an entity owned by Veritas; the failure to satisfy required closing conditions under the merger agreement, including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer and the receipt of required regulatory approvals, or the failure to complete the merger in a timely manner; risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Veritas; the effect of the announcement of the transaction with Veritas on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with strategic partners, customers, suppliers, school districts and others with whom we do business; the impact of the pending transaction with Veritas on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities; the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement; the duration and severity of the ongoing COVID-19 pandemic and its impact on the federal, state and local economies and on K-12 schools; the rate and state of technological change; state requirements related to digital instructional materials; our ability to execute on our digital first, connected strategy; increases in our operating costs; management and personnel changes; timing, higher costs and unintended consequences of our operational efficiency and cost-reduction initiatives and other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K (this “Annual Report”). In light of these risks, uncertainties and assumptions, the forward-looking events described herein may not occur.

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

Our Company

We are a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. As a leading provider of Kindergarten through 12th grade (“K-12”) core curriculum, supplemental and intervention solutions, and professional learning services, HMH partners with educators and school districts to uncover solutions that unlock students’ potential and extend teachers’ capabilities. HMH estimates that it serves more than 50 million students and three million educators in 150 countries.

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

On May 10, 2021, we completed the sale of all of the assets and liabilities used primarily in the HMH Books & Media segment, our consumer publishing business. The divestiture enables HMH to focus singularly on K–12 education and accelerate growth momentum in digital sales, annual recurring revenue and free cash flow while paying down a significant portion of our debt.

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

On February 21, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Harbor Holding Corp., a Delaware corporation (the “Parent”), and Harbor Purchaser Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”) providing for the acquisition of us by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of our outstanding shares of common stock, at a price of $21.00 per share of common stock (the “Offer Price”). The Parent and the Purchaser are beneficially owned by The Veritas Capital Fund VII, L.P. The completion of the Offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into the Offer, receipt of certain regulatory approvals and other customary conditions. Following the completion of the Offer, the Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. We currently expect the transaction to close in the second quarter of 2022. If the transaction is completed, it is expected that our common stock will be removed from listing on the Nasdaq Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended. See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 20 of the Notes to Consolidated Financial Statements included in this report for additional information regarding this transaction.

Market Overview

We operate predominantly within the U.S. K-12 education market, which represents over $750 billion of total spending annually. Specifically, we focus on the U.S. market for K-12 instructional materials and services, which we estimate to be approximately $10.0+ billion in size.

The U.S. Education market comprises approximately 13,500 K-12 public school districts, 130,000 public and private schools, 3.7 million teachers and 56.4 million total enrolled students across public, private and charter schools. From Fall 2022 to Fall 2029, total elementary and secondary school enrollment, an important driver of long-term growth in the K-12 Education market, is projected to increase by 0.7% to 56.8 million students, according to the National Center for Education Statistics.

The primary sources of funding for public schools in the U.S. are state and local tax collections, with Federal funding historically accounting for approximately 8% of public education spending nationally. Consequently, general or localized economic conditions as well as legislative and political decisions which affect the ability of state and school districts to raise revenue through tax collections can have a significant impact on spending and growth in the K-12 Education market. The COVID-19 pandemic has had an adverse impact on tax revenues and other financial resources in some states, which could adversely affect state and local spending on public schools, although it is expected that federal pandemic relief funding will help to mitigate those impacts. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, and the American Rescue Plan Act collectively provided over $263.0 billion in one-time emergency support for education through an Education Stabilization Fund, including $189.5 billion exclusively designated for public K-12 education. Public K-12 education has been, and remains, a high priority for political leaders, historically accounting for more than one-fifth of all state and local government spending.

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

Academic content standards, which are grade-level expectations for student learning, are established at the state level. States generally review and revise standards in each of the various subject areas every six to eight years, and the revision or adoption of new standards typically gives rise to the need for new instructional materials and services aligned to the new or revised standards. Content standards in English language arts and reading in many states are modeled to varying degrees after Common Core State Standards (“CCSS”) and in science after the Next Generation Science Standards (“NGSS”). Both the CCSS and NGSS are products of state-led collaborations. The promulgation of these model standards has led to greater consistency among states’ content standards but has not eliminated differences and the need for customized state-specific instructional materials.

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

In the U.S., core curriculum is typically selected and purchased at the school district level and, in some cases, at the individual school level. In 19 states, before districts make their selections, programs are first evaluated at the state level for alignment to state academic standards and other criteria. These states are commonly referred to as “adoption states,” while states that do not have a state level review process are called “open states” or “open territory states.” The National Center for Education Statistics estimated the student population in adoption states represented approximately half of the U.S. public school elementary and secondary school-age population in 2021. In some adoption states, districts are required to select materials from the state-adopted list; in other adoption states, the state list serves as a recommendation, and districts are free to purchase and use any materials they choose, whether or not adopted by the state. Adoption states typically review materials in the various subject areas on a six- to eight-year cycle. School districts in those states tend to follow the state review cycle and replace core programs in the year or years immediately following state adoption. In open territory states, each individual school or school district evaluates and purchases materials independently, typically according to a five- to ten-year cycle. As a result, in individual adoption states, purchases of core instructional materials in a particular subject area tend to be clustered in a window of one to three years, while in individual open territory states they may occur over several years.

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

Many teachers augment their core curriculum with supplemental resources for additional practice and personalized instruction around particular areas of need, such as Math, Reading, Writing, or Vocabulary. Supplemental materials are purchased by districts, schools, or individual teachers. These purchases are typically not tied to adoption schedules and leverage funding from local, state and federal sources. We estimate this market to be approximately $2.5 billion per year.

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

The professional learning market, which is relatively fragmented in the United States, is expected to grow as the transition to digital learning in classrooms increases the need for technology training and implementation support for educators. We currently estimate the professional learning market to be approximately $3.5 billion per year. We believe that the use of interim data, differentiation, teacher content knowledge (in mathematics) and the use of technology in the classroom are the areas in which teachers and leaders are most seeking support. Also, demand for teacher training and professional development opportunities tied to the implementation of new or revised standards at the state level is expected to continue. In addition, the need for new teacher development over the next several years is expected to grow as we continue to see the “greening” of the teaching force, with approximately 345,000 new teachers hired every year along with an approximately 16% annual teacher turnover rate, a trend that may continue or accelerate as a result of the COVID-19 pandemic.

Our Products and Services

We are a learning technology company committed to delivering connected solutions that engage learners, empower educators and improve student outcomes. The principal customers for our Education products are K-12 school districts, which purchase core curriculum, supplemental and intervention solutions and professional learning services.

Our net sales were $1,050.8 million, $840.5 million and $1,211.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, with our 2020 financial results being adversely impacted by the COVID-19 pandemic. Our offerings consist of the following:

•	Core Solutions: Our core curriculum offerings include education programs in disciplines including Reading, Literature, Math, Science and Social Studies that serve as primary sources of classroom instruction and represented 52% and 55% of our net sales for the years ended December 31, 2021 and 2020, respectively.
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

•

Extensions: Our extensions offerings include supplemental solutions, intervention solutions, professional services, and our Heinemann brand that provides professional resources and educational services for teachers. Our extensions offerings collectively accounted for 48% and 45% of our net sales for the years ended December 31, 2021 and 2020, respectively.

The extensions category represents a notable growth opportunity. We estimate this category accounts for about $7.5 billion in market opportunity.

                          Extensions Market Opportunity

Supplemental
$$2.5MM
Services
$$3.5MM
Intervention
$$1.5MM

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

•

Our intervention solutions also include: READ 180 Universal, one of a select number of programs that the independent, government-run What Works Clearing House has awarded its highest effectiveness ratings for improving comprehension and literacy achievement; MATH 180, a math intervention program focusing on deep understanding and mastery of essential skills and concepts enabling access to algebra and advanced mathematics; and System 44, a stand-alone program with a holistic, blended learning model that delivers just-in-time intensive intervention for the most challenged readers in grades 3-12. These solutions are called upon to help students with unique needs, such as the growing population of English language learners.

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

By leveraging our leading position in the U.S. instructional materials market, we aim to engage our customers with solutions addressing the variety of instructional needs across the educational achievement spectrum. We believe that by integrating our solutions on a single platform, which uses a common student dataset, and by developing ongoing connections with the teachers who use our solutions, we will be well positioned to increase and sustain market share and grow our revenues.

Seasonality

Schools typically conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, over the latest three completed fiscal years, approximately 69% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others based on the state adoptions calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

Competition

We sell our products in highly competitive markets. In these markets, product quality, innovation and customer service are major differentiating factors between companies. Other factors affecting competition include: (i) competitive pricing, sampling and gratis costs; (ii) digitization and innovative delivery; and (iii) educational effectiveness of the program. In addition to national curriculum publishers, we also compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions in the K-12 market. There are also multiple competitors in the supplemental and assessment markets offering content that school districts increasingly are using as part of their core classroom instructional materials. In addition, school districts in many states are able to spend educational funds on “instructional materials” that include core and supplemental materials, computer software, digital media, digital courseware, and online services. Our larger competitors include Savvas Learning Co. (formerly Pearson Education, Inc.), McGraw Hill Education, Stride Inc. (formerly K-12 Inc.), Cengage Learning, Inc., Scholastic Corporation, John Wiley & Sons, Inc., Curriculum Associates, LLC, Benchmark Education, LLC, Accelerate Learning, Inc., and Amplify Education, Inc. Also competing in our market as a substitute are open educational resources. These resources are free, digital solutions that range from supplemental resources to full Core Solutions programs.

Printing and Binding; Raw Materials

We outsource the printing and binding of our products, with approximately 35% of our printing requirements handled by a small group of suppliers. We have procurement agreements that provide volume and scheduling flexibility and price predictability. We have a longstanding relationship with these parties. Approximately 16% of our printed materials (consisting primarily of teacher’s editions and other ancillary components) are printed outside of the U.S. and approximately 84% of our printed materials (including most student editions) are printed within the U.S. Paper is one of our principal raw materials. We purchase our paper primarily through one paper merchant and also directly through suppliers for limited product types. We maintain various agreements that protect against supply availability and unbound price increases. We manage our paper supply concentration by having primary and secondary sources and staying ahead of dramatic market changes.

Distribution

We operate distribution facilities in Geneva, Illinois and Troy, Missouri from which we coordinate our own distribution process. We also utilize select suppliers to assist us with coordinating the distribution process for a limited number of product types. Additionally, some states require us to use in-state textbook depositories for educational materials sold in that particular state. We utilize various delivery firms, such as United Parcel Service Inc., FedEx Freight, etc., to facilitate the principally ground transportation of products.

Human Capital

As of December 31, 2021, we had approximately 2,300 full-time, part-time and temporary employees, none of whom were covered by collective bargaining agreements. We consider our relationship with our employees generally to be good.

Health and Safety: The health and safety of our employees is one of our highest priorities, and this is consistent with our operating philosophy. Following Occupational Safety and Health Administration best practices in our distribution centers, we measure, document and post incident rates for safety transparency; host local employee safety committees at each distribution center; and hold quarterly distribution center safety committee meetings for cross-location collaboration. In response to the ongoing COVID-19 pandemic, we have implemented and continue to implement additional safety measures in all our offices and facilities including: monitoring vaccine status and screening for symptoms indicative of COVID-19; requiring staff and visitors to wear masks if their vaccine status is unverified in order to seek to prevent community spread of COVID-19; continuing work from home flexibility; adjusting attendance policies and allowing occasional absence time to encourage those who are sick to stay home; increasing cleaning protocols across all locations; initiating regular communication regarding impacts of the ongoing COVID-19 pandemic, including health and safety protocols and procedures; requiring temperature screening of employees at our distribution facilities and twice-weekly testing for all unvaccinated employees at our distribution facilities; requiring physical distancing for employees who need to be onsite; providing additional personal protective equipment and cleaning supplies; modifying work spaces with plexiglass dividers and touchless faucets; and implementing protocols to address actual and suspected COVID-19 cases and potential exposure. As of December 31, 2021, all HMH corporate offices were open on a voluntary basis and our distribution centers were open and operating at full capacity.

Talent and Development: Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency. In 2021, we provided a company-wide employee engagement survey to all regular employees. We outperformed benchmarked peer companies, with engagement among our employees landing in the 86th percentile for all companies using Gallup’s Q12 Engagement Index, and in the 89th percentile among our peers. We additionally continue to provide all of our employees with a variety of training and development opportunities. All regular employees have access to Knowledge Network, HMH’s online learning management system offering over 13,500 on demand training courses and programs, live webinars and in-person training opportunities. More than 2,400 employees participated in training programs in 2021, including Unconscious Bias, Cybersecurity, Sales, Product and Change Management, with more than 42,500 courses completed across the Company for approximately 16,000 total hours of completed course content. In 2021, we created a new Finance Enrichment Academy, focusing on accelerating the transformation of Finance talent through seven distinct curricula, and the expansion of the HMH Leadership Academy, offering four-month and six-month programs focused on developing critical leadership competencies and skills.

Diversity and Inclusion: We embrace the diversity of our employees, customers and stakeholders, including their unique backgrounds, experiences, thoughts and talents. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. We take direct actions to attract, hire, and retain more diverse talent, nurture an inclusive workplace, and create opportunities for meaningful conversations about diversity. We aim to increase the diversity of our employee base by growing our diverse talent pipeline, including partnerships with organizations like SV Academy, HBCU Lifestyle, Handshake, HackerX, Circa, and Teach for America. We have a goal to build a highly engaged team by increasing retention year over year. As of December 31, 2021, we have established Diversity, Equity and Inclusion (“DEI”) goals regarding recruitment, engagement and retention of our employees who identify as people of color. As of December 31, 2021 and 2020, our domestic workforce was approximately 67% female and approximately 77% white, approximately 9% Hispanic or Latinx, approximately 8% Black or African American, approximately 5% Asian American, and approximately 1% two or more races or other. Additionally, as of December 31, 2021, approximately 38% of executive management roles were held by women and our executive management team was approximately 77% white, approximately 15% Black or African American, and approximately 8% Hispanic or Latinx. In 2021, we also conducted an optional company-wide employee survey regarding members and allies of the Lesbian, Gay, Bisexual, Transgender and/or Queer (LGBTQ+) community, and of the 2,030 employees who responded 7% consider themselves a member of the LGBTQ+ community. In addition, in 2021 approximately 1% of our domestic workforce includes a protected veteran population and approximately 1% of employees have voluntarily noted that they have a disability or previously had a disability.

As a learning technology company, we are committed to ongoing opportunities for education and growth. This includes formal and informal opportunities for meaningful conversations—from roundtable discussions to company-wide unconscious bias training. Learning and unlearning are lifelong practices that we must actively foster—in our schools, communities, and workplaces. Our cross-functional DEI Council’s work centers around four pillars—leadership, talent, culture, and business—and promotes social justice through Employee Resource Groups (“ERGs”), DEI trainings, and discussions on how to build an antiracist community. We have ERGs to support Black and African American, Latinx and Hispanic, LGBTQ+, Asian, disabled and neurodiverse, and female employees, in addition to ERGs focused on mental health and wellness. The ERGs hosted virtual activities throughout 2021.

 Intellectual property

Our principal intellectual property assets consist of our trademarks and copyrights in our content. Substantially all of our publications are protected by copyright, whether registered or unregistered, either in our name as the author of a work made for hire or the assignee of copyright, or in the name of an author who has licensed us to publish the work. Ownership of such copyrights secures the exclusive right to publish the work in the United States and in many countries abroad for specified periods: in the United States, in most cases, either 95 years from publication or for the author’s life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 35 years for works published thereafter. In most cases, the authors who retain ownership of their copyright have licensed to us exclusive rights for the full term of copyright. Under U.S. copyright law, for licenses granted by an author during or after 1978, such exclusive licenses are subject to termination by the author or certain of the author’s heirs for a five-year period beginning at the end of 35 years after the date of publication of the work or 40 years after the date of the license grant, whichever term ends earlier.

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

Environmental, Social and Governance (ESG)

As a corporate citizen, we accept and promote a community responsibility to minimize our impact on the environment to ensure that we will be able to serve teachers, students and all readers for years to come. As such, we seek to make environmentally responsible choices in our business practices. We set objectives for continual improvement of our environmental and sustainability management procedures. In 2021, we made progress against our sustainability goals, and we strive to continually improve our efforts moving forward. Looking ahead, we are expanding our company-wide sustainability efforts, setting additional goals and measuring progress in other areas material to our business.

Responsible Paper Usage

One of our on-going sustainability focus areas is our approach to how we source, use and dispose of paper related to our products. In 2019, we strengthened and updated our Paper Sourcing and Usage Policy that reflects our continuing commitments to our environment and surroundings. Key 2021 progress highlights were: 98% of HMH purchased paper for education products was manufactured with no less than 10% recycled fiber.

Transportation

A major aspect of our business involves the transportation of our products, and we work to promote environmentally friendly modes of such transportation. In 2021, HMH estimates that it saved 725,321 pounds of CO2 emissions by managing our carbon footprint by using intentional transportation methods, including consolidating shipments and shipping directly from vendors to end recipients when possible.

HMH participates in the Environmental Protection Agency’s (“EPA”) SmartWay program.  The EPA’s SmartWay program helps companies advance supply chain sustainability by measuring, benchmarking, and improving freight transportation efficiency. Through this program, HMH partners with the EPA to improve our shipping operations to achieve a more sustainable transportation process that directly facilitates a reduction in our carbon footprint. In 2021, HMH estimates that it saved 187,393 pounds of CO2 emissions by participating in the SmartWay program.

Waste Management and Recycling

Whenever possible, we recycle our excess product and waste generated at our distribution centers and warehouses to avoid sending recyclable products and other waste to landfills.

•Donation is HMH’s preferred method of disposal for excess books and materials (rather than destruction), and prior to the divestiture of HMH Books & Media, HMH donated more than 161,400 books, including children and adult titles, to 45 nonprofit organizations during 2021.

•95% of the waste generated at HMH’s distribution centers and warehouses is recycled.

In our corporate offices, each employee has a recycling and a garbage bin.  We work to increase employee awareness regarding waste management and recycling with bins and signage.

Energy Use

We continue to strive to reduce energy consumption at our HMH distribution centers, warehouses and related offices through:

•Conversion to high efficiency fluorescent bulbs

•Conference rooms with motion sensor lighting

•Energy-efficient HVAC and heating units

•LED light fixtures in parking lots

In addition, the building in Boston, Massachusetts that houses HMH’s headquarters has received the LEED® (Leadership in Energy and Environmental Design) Gold Certification for Existing Buildings™, which is the second highest LEED Certification level attainable.

Human Rights & Conduct

Our values guide every aspect of our work. We believe that respecting and protecting human rights is fundamental to our work as a responsible company. We align with the United Nations Universal Declaration of Human Rights and other international human rights laws and standards and strive to embody these values in our culture. Our purpose-driven mission is strongly aligned with the UN Sustainable Development Goal 4 to “ensure inclusive and equitable quality education and promote lifelong learning opportunities for all.” We recognize the importance of evaluating and improving how our company, including our products and services, can contribute to education access and improved outcomes for learners. We also seek to embed respect for human rights across our business and with vendors and suppliers with whom we do business as set forth in our Supplier Code of Conduct.

Diversity, Equity and Inclusion

At HMH, we believe in social justice. The critical work to improve DEI is an inward and outward process—we are constantly seeking new ways to better our own culture as we strive to better our world. We aim to create and cultivate an employee community, company culture and business strategy that reflects the diverse demographics and perspectives of our customers and employees.  Further, we embrace the diversity of our employees, customers and stakeholders, including their unique backgrounds, experiences, thoughts and talents. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level.  We take direct actions to nurture an inclusive workplace.

Our DEI Council is made up of a cross-functional, diverse group of employees that works and focuses on short-term and long-term initiatives with three main priorities in 2021: people manager training, mentoring opportunities, and building HMH as a model anti-racist company. The DEI Council supports our company-wide DEI efforts and takes actionable steps toward reaching our DEI goals. The council supports HMH’s ERGs, DEI trainings, and discussions on how to build HMH as a model antiracist community. In 2021, we launched HMH Mentoring, our re-imagined mentoring program, including the addition of group mentoring and the ability to choose to become a member of ERGs, in an effort to connect those with shared backgrounds and experiences. Last year, we also provided opportunities for education and growth, including formal and informal opportunities for meaningful conversations — namely, continued antiracism roundtable discussions and company-wide unconscious bias training for the majority of our employees. In addition, in support of growing our internal talent pipeline, in February 2021 we launched the Connected Leadership Engagement and Development Rotation Program (LEAD Connected), aimed at providing employees from historically marginalized backgrounds with growth and advancement opportunities.

As a learning technology company focused on empowering students and teachers, we believe it is our responsibility to build content and provide services and resources that foster a holistic understanding of our world and honor the diverse communities we serve. As an organization, we too are always learning and growing, and we will continue to be intentional about improvements we make as part of our continuous evolution. To that end, our Content Review Panel – a cross-disciplinary internal advisory board that focuses on equity, inclusion, and diversity in our solutions – reviews our content, striving for equitable, nonbiased, and sensitive treatment and representation for all individuals, communities, and experiences across all HMH programs, services, and platforms. In 2021, the Content Review Panel reviewed over 150,000 pieces of content. During 2021, we also established our Equity Advisory Council for Learning that partners with leading education scholars, practitioners, and advocates with HMH employees, forming a community of experts focused on the continuous improvement of our K-12 curriculum and materials in this area.

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

In 2020, a cross-functional Supplier Diversity Council was formed to drive HMH’s Supplier Diversity Program forward. The council is focused on fostering meaningful partnerships with diverse suppliers in all areas of HMH’s business – aiming to establish new partnerships with small and diverse suppliers while also deepening relationships with diverse suppliers that HMH already works with. In 2021, this initiative continued to take shape with further definition of the diverse supplier categories in our program, the creation of a supplier portal where current and prospective suppliers can share their diverse certification(s) and the creation of a webpage on our company website available at https://www.hmhco.com/hmh-supplier-diversity.  As part of our commitment to supplier diversity, HMH is a member of the National Minority Supplier Development Council and the Women’s Business Enterprise National Council.

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

Item 1A. Risk Factors

Risks Related to Pending Transaction with Veritas

We may not complete the pending transaction with entities owned by Veritas within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On February 21, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Harbor Holding Corp., a Delaware corporation (the “Parent”), and Harbor Purchaser Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Parent and the Purchaser are beneficially owned by The Veritas Capital Fund VII, L.P. (“Veritas”). The Merger Agreement provides for the acquisition of us by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock at a price of $21.00 per share of common stock. Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation of the Merger, the Purchaser will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of the Parent (the “Merger”), pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. We currently expect the Offer and the Merger to be completed in the second quarter of 2022.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed. We could be required to pay Veritas a termination fee of $65 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, customers, suppliers and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions, including, among others, that the number of shares of common stock validly tendered and not validly withdrawn, together with any shares of common stock beneficially owned by the Parent or any subsidiary of the Parent, equals at least a majority of all shares of common stock then outstanding, the absence of any legal impediment that has the effect of enjoining, restraining, preventing or prohibiting or prohibiting the consummation of the Offer or making the Offer or the Merger illegal, that, since the date of the Merger Agreement, there shall not have occurred any material adverse effect with respect to the Company, and other conditions as specified in the Merger Agreement. The Company cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

In addition, the Merger is conditioned on the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The granting of these regulatory approvals could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the Company or may result in the failure to close the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.

The pendency of the transaction with Veritas could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners, customers, suppliers, school districts and other business partners. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us and our subsidiaries (i) to conduct business and operations in the ordinary course and in accordance in all material respects with past practice, (ii) not to engage in specified types of transactions during the pendency of the Merger and (iii) not to solicit proposals or, subject to certain exceptions, engage in discussions relating to alternative acquisition proposals or change the recommendation of our Board of Directors to our stockholders regarding the Merger Agreement. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Veritas, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Veritas a termination fee of $65 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our Board of Directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Veritas.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has had, and may continue to have, material adverse effects on our business, financial position, results of operations and cash flows.

Our business and financial results has been negatively impacted by the current COVID-19 pandemic which has had, and may continue to have, negative impacts on our business, including causing significant volatility in demand for our products, our ability to service our customers, changes in consumer behavior and preference, disruptions in our supply chain operations and warehousing operations, limitations on our employees’ ability to work and travel, adverse impacts on third parties upon which we rely, our liquidity, declines in state revenues and related impacts on educational budgets, and significant changes in the economic or political conditions in markets in which we operate, both near-term and potentially long-term. We continue to experience ongoing supply chain disruption both nationally and globally related to the continuing impact of COVID-19 on labor shortages, raw material supply and transportation challenges, and manufacturing and warehousing capacity, particularly in markets where COVID-19 case levels are elevated. Moreover, significant uncertainties continue to exist regarding the format and other safety procedures schools may follow at various points during the school year. The decisions various schools make with regards to in-person and/or remote learning and whether to deviate from a chosen format due to outbreaks will impact demand for our products and services in ways that we cannot predict and may be challenging for us to respond to. Despite our efforts to manage these risks, their ultimate impact will depend on factors that may be beyond our knowledge or control, including the administration rates and effectiveness of vaccines, the severity and containment of certain COVID-19 variants, the continued duration and severity of the current pandemic and the effectiveness of actions taken to contain its spread and mitigate its public health effects and how quickly and to what extent normal economic and operating conditions can resume.

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

We operate in highly competitive markets. The risks of competition are intensified in the current environment where investment in new technology is ongoing and there are rapid changes in the products and services our customers are seeking and our competitors are offering, as well as new technologies, sales and distribution channels. In addition to national curriculum publishers, we compete with a variety of specialized or regional publishers that focus on select disciplines and/or geographic regions in the K-12 market. Our larger competitors include Savvas Learning Co. (formerly Pearson Education, Inc.), McGraw Hill Education, Stride Inc. (formerly K-12 Inc.), Cengage Learning, Inc., Scholastic Corporation, John Wiley & Sons, Inc., Curriculum Associates, LLC, Benchmark Education, LLC, Accelerate Learning, Inc., and Amplify Education, Inc. Some of these established competitors may have greater resources and less debt than us and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services than we can. Also competing in our market as a substitute are open source educational resources. In addition, the market shift toward digital education solutions has induced both established technology companies and new start-up companies to enter certain parts of our market. These new competitors have the possible advantage of not needing to transition from a print business to a digital business. In addition, many established technology companies have substantial resources that they could devote to developing or acquiring digital educational products and/or content and, distributing their own and/or aggregated educational content to the K-12 market, which could negatively affect our business, financial condition and results of operations. There is also a risk of further disintermediation, which is the occurrence of state, district and other customers contracting directly with technology companies, enabling technology companies to develop direct relationships with our customers, and accordingly, have significant influence over access to and, pricing and distribution of, digital and print education materials. We may not be able to adapt as needed to remain competitive in the market given the foregoing factors.

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

Certain aspects of our K-12 business are highly dependent on maintaining strong relationships with the authors, illustrators and other creative talent who produce books and other products sold to our customers. We operate in a highly visible industry where there is intense competition for successful authors, illustrators and other creative talent. Any overall weakening of these relationships, or the failure to develop successful new relationships, could have an adverse effect on our net sales and results of operations.

If we are unable to attract, retain and focus a strong leadership team, a dynamic sales force, software engineers and other key personnel, it could have an adverse effect on our business and ability to remain competitive, financial condition and results from operations.

Our success depends, in part, on our ability to continue to attract, focus and retain a strong leadership team, a dynamic sales force, software engineers and other key personnel at economically reasonable compensation levels. We operate in highly competitive industry that continue to change to adapt to customer needs and technological advances and in which there is intense competition for experienced and highly effective personnel. If we are unable to timely attract and retain key personnel with relevant skills it could adversely affect our business, financial condition and results of operations and our ability to remain competitive.

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

We outsource the printing and binding of our products and currently rely on a small group of vendors that handle approximately 35% of our printing requirements, and we expect a small number of print vendors will continue to account for a substantial portion of our printing requirements for the foreseeable future. The loss of, or a significant adverse change in our relationship with our key print vendor could have a material adverse effect on our business and cost of sales.

In addition, we purchase paper, a principal raw material for our print products, primarily through one paper merchant. Further, paper merchants, including our paper merchant, rely on paper mills to produce the paper that they broker. There can be no assurance that our relationships with our print vendor and/or paper merchant will continue or that their business or operations will not be affected by disruptions in the industries that they rely on, including a disruption in the paper mill industry, labor shortages, major disasters or other external factors. The loss of our key print vendor and/or paper merchant, a material change in our relationship with them, a material disruption in their business or their failure to otherwise perform in the expected manner could cause disruptions in our business that may materially and adversely affect our results of operations and financial condition.

Prolonged inflation could result in higher costs and decreased margins and earnings.

Recent inflationary pressures have resulted in increased raw material, labor, energy, freight and logistics expenses and other costs. We may not be able to fully offset such higher costs through price increases or other cost saving actions. If our costs are subject to continuing significant inflationary pressures, our inability to offset such costs could have an adverse impact on our results of operations resulting in lower margins, earnings and cash flows.

Operational disruption to our business caused by a major disaster or other external threats could restrict our ability to supply products and services to our customers.

Across our business, we manage complex operational and logistical arrangements including distribution centers, data centers and large office facilities. Failure to recover from a major disaster (such as fires, floods, adverse weather events (including those brought about by climate change) or other natural disasters) or other external threat (such as terrorist attacks, strikes, weather, outbreaks of pandemic or contagious diseases, or political unrest or other external factors) at a key center or facility could affect our business and employees, disrupt our daily business activities and/or restrict our ability to supply products and services to our customers.

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

Our business is dependent on information technology systems to support our complex operational and logistical arrangements across our business. We provide software and/or internet-based products and services to our customers. We also use complex information technology systems and products to support our business activities, particularly in infrastructure and as we move our products and services to an increasingly digital delivery platform.

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

Cyber-attacks and hackers are becoming more sophisticated and pervasive. Our business is dependent on information technology systems to support our complex operational and logistical arrangements across our business. We provide software and/or internet-based products and services to our customers. We also use complex information technology systems and products to support our business activities, particularly in infrastructure and as we move our products and services to an increasingly digital delivery platform. Across our business we hold large volumes of personal data, including that of employees, customers and students.

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

Although we generated operating income and net income for the year ended December 31, 2021, for the years ended December 31, 2020 and 2019, we generated operating losses of $447.9 million and $168.9 million, respectively, and net losses of $479.8 million and $213.8 million, respectively. If we revert to suffering operating and net losses, our liquidity may suffer and we may not be able to fund our business and/or meet our debt service requirements and other obligations. Furthermore, the market price of our common stock may decline significantly.

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

We offer competitive salary and benefit packages in order to attract and retain the employees required to grow and expand our business. Compensation costs are influenced by general economic and business factors, including those affecting the cost of health insurance, payout of commissions and incentive compensation and post-retirement benefits, as well as trends specific to the employee skillsets we require.

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

In the ordinary course of business, we issue performance-related surety bonds and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of instructional materials and assessment programs. The surety bonds are partially backstopped by letters of credit. As of December 31, 2021, our contingent liability for all letters of credit was approximately $16.1 million, of which $0.5 million were issued to backstop $1.1 million of surety bonds. The letters of credit reduce the borrowing availability on our revolving credit facility, which could affect liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict liquidity and, therefore, our ability to meet our obligations in the future.

Our level of indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2021, we had approximately $325.0 million ($317.6 million, net of discount and issuance costs) of total indebtedness outstanding, comprised of $21.7 million of term loans and $303.3 million of senior secured notes. Our outstanding indebtedness could have important consequences, including the following:

•	our level of indebtedness could make it more difficult for us to satisfy our obligations;
•	our level of indebtedness could adversely impact our credit rating;
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

•

we must use a portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations, working capital, capital expenditures and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;
•

our failure to satisfy our obligations under the agreements governing our indebtedness could result in an event of default, which could result in all of our debt becoming immediately due and payable and could permit our secured lenders to foreclose on our assets securing such indebtedness;

•	our level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business and industry; and
•

we may be vulnerable to interest rate increases, as certain of our borrowings bear interest at variable rates. A 1% increase or decrease in the interest rate will change our interest expense by approximately $0.2 million on an annual basis for our term loan facility and $2.5 million on an annual basis for our revolving credit facility, assuming it is fully drawn.

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

We may record future goodwill or additional indefinite-lived intangibles impairment charges which could have a material adverse impact on our results of operations.

We test our goodwill and indefinite-lived intangibles asset balances for impairment during the fourth quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In evaluating the potential for impairment of goodwill and indefinite-lived intangible assets, we make assumptions regarding estimated net sales projections, growth rates, cash flows and discount rates. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. Declines in the future performance and cash flows of the business or small changes in other key assumptions may result in future impairment charges, which could have a material adverse impact on our results of operations. We had goodwill and indefinite-lived intangible assets of approximately $438.0 million and $161.0 million as of December 31, 2021 and 2020, respectively. There was a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. There were no goodwill impairment charges for the years ended December 31, 2021 and 2019. There were also no impairment charges for indefinite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019.

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

Continued privacy concerns may result in new or amended laws and regulations. Our brands and customer relationships are important assets. Future laws and regulations with respect to the collection, compilation, use, and publication of information and data privacy could result in limitations on our operations, increased compliance or litigation expense, adverse publicity, reputational damage to our brands and customer relationships, potential cancellation of existing business and diminished ability to compete for future business. It is also possible that we could be prohibited from collecting or disseminating certain types of data, which could affect our ability to meet our customers’ needs.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state or provincial and local levels in the U.S. and various other countries and jurisdictions. Any new tax legislative initiatives or tax reforms may result in further changes in tax laws and related regulations, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 125 High Street, Boston, Massachusetts 02110. The following table describes the approximate building areas in square feet, principal uses and the years of expiration on leased premises of our significant operating properties as of December 31, 2021. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

	Expiration	Approximate	Principal use
Location	year	area	of space
Owned Premises:
Troy, Missouri	Owned	575,000	Office and warehouse
Leased Premises:
Boston, Massachusetts (Corporate office)	2033	196,689	Office
Orlando, Florida	2029	111,073	Office
Evanston, Illinois	2027	60,522	Office
Geneva, Illinois	2026	513,512	Office and warehouse
Portsmouth, New Hampshire	2031	40,032	Office
New York, New York	2027	101,421	Office
Austin, Texas	2028	87,570	Office
Dublin, Ireland	2025	28,994	Office
Orlando, Florida	2025	25,400	Warehouse
St Charles, Illinois	2024	26,029	Office

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

While management believes there is a reasonable possibility we may incur a loss associated with the existing legal actions, claims and litigation, we are not able to estimate such amount, but we do not expect any of these matters to have a material adverse effect on our results of operations, financial position or cash flows. We have insurance in such amounts and with such coverage and deductibles as management believes is reasonable. However, there can be no assurance that our liability insurance will cover all events or that the limits of such coverage will be sufficient to fully cover all potential liabilities thereunder. Refer to Note 14 of the Consolidated Financial Statements included in Item 8. for a discussion of such matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information. Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “HMHC”.

Holders. As of February 1, 2022, there were approximately six stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

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

Performance Graph. The graph below matches the cumulative return of holders of the Company’s common stock with the cumulative returns of the Nasdaq Composite index, the Russell 2000 index, and a Peer Group index of certain public companies in the educational space, comprised of Pearson PLC, Scholastic Corporation, Stride Inc. (formerly K-12 Inc.), and John Wiley & Sons, Inc. The graph assumes that the value of the investment in the Company’s common stock, in each index (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through February 1, 2022. All prices reflect closing prices on the last day of trading at the end of each period. Notwithstanding any general incorporation by reference of this Annual Report on Form 10-K into any other document, the information contained in the graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except: (i) as expressly required by applicable law or regulation; or (ii) to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Recent sales of unregistered securities. There have been no sales of unregistered securities by the Company in the three-year period ended December 31, 2021.

Issuer Purchases of Equity Securities

There were no purchases of equity securities in the fourth quarter of 2021 and for the year ended December 31, 2021.

Item 6. Reserved

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

Recent Developments

Acquisition by Veritas

On February 21, 2022, we entered into a merger agreement which provides for the acquisition of our company by entities beneficially owned by The Veritas Capital Fund VII, L.P. at a price of $21.00 per share of our common stock. The transaction is expected to close in the second quarter of 2022. See Note 20 - Acquisition by Entities Beneficially Owned by Veritas for additional information related to this pending transaction.

HMH Books & Media Consumer Publishing Business and Discontinued Operations

On May 10, 2021, we completed the sale of all of the assets and liabilities used primarily in the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment resulting in a payment to the purchaser of $8.4 million, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business subject to specified exceptions (collectively, the “Transaction”). Total net cash proceeds after the payment of transaction costs and exclusive of working capital adjustment, were approximately $337.0 million, which we used to pay down debt. The divestiture enables HMH to focus singularly on K–12 education and accelerate growth momentum in digital sales, annual recurring revenue and free cash flow while paying down a significant portion of our debt. As part of the agreement, all HMH Books & Media business employees joined the acquiring company.

Upon entering into the asset purchase agreement on March 26, 2021 and qualifying as held-for-sale, the HMH Books & Media business was classified as a discontinued operation due to its relative size and strategic rationale, and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented, including from discussions of total net sales and other results of operations. Included within the years ended December 31, 2021, 2020 and 2019 discontinued operations financial results is interest expense of $9.4 million, $28.3 million and $19.3 million, respectively, based on our required repayment of the Company’s debt with the net proceeds from the sale. On the balance sheet, all assets and liabilities that transferred to the acquirer have been classified as Assets of discontinued operations or Liabilities of discontinued operations. The results of the HMH Books & Media business were previously reported in its own reportable segment. We currently report our revenues and financial results from continuing operations under one reportable segment.

Unless otherwise indicated, all financial information refers to continuing operations.

COVID-19

Over the past two years, we implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic. We also took actions to help mitigate some of the adverse impact of COVID-19 to our profitability and cash flow including, but not limited to, furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources.

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

On September 30, 2020, our Board of Directors committed to a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital-first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the 2020 restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represented cash expenditures, was approximately $30.9 million. These actions streamlined the cost structure of the Company.

Strategic Transformation Plan

On October 15, 2019, our Board of Directors approved changes connected with our ongoing strategic transformation to simplify our business model and accelerate growth. This includes new product development and go-to-market capabilities, as well as the streamlining of operations company-wide for greater efficiency. These actions, which we refer to as our 2019 Restructuring Plan, resulted in the net elimination of approximately 10% of our workforce, after taking into account new strategy-aligned positions that are expected to be added, and additional operating and capitalized cost reductions, including an approximately 20% reduction in previously planned content development expenditures over the next three years. These steps were intended to further simplify our business model while delivering increased value to customers, teachers and students. The workforce reductions were completed during the first quarter of 2020.

After considering additional headcount actions, implementation of the planned actions resulted in total charges of $15.8 million which was recorded in the fourth quarter of 2019. With respect to each major type of cost associated with such activities, substantially all costs were severance and other termination benefit costs and resulted in cash expenditures.

Further, as part of the strategic transformation plan, we recorded an incremental $9.8 million inventory obsolescence charge in the fourth quarter of 2019 which was recorded in cost of sales in the statement of operations.

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

We also derive our net sales from supplemental and intervention products that target struggling learners through comprehensive intervention solutions aimed at raising student achievement by providing solutions that combine technology, content and other educational products, as well as consulting and professional development services. We also offer products targeted at assisting English language learners.

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

We monitor the purchasing cycles for specific disciplines in the adoption states in order to manage our product development and to plan sales campaigns. Our sales may be materially impacted during the years that major adoption states, such as Florida, California and Texas, are or are not scheduled to make significant purchases. For example, Texas adopted Reading/English Language Arts materials in 2018 for purchase in 2019 and 2020 and will call in 2022 for K-12 Science materials for purchase in 2024. California adopted history and social science materials in 2017 for purchase in 2018 through 2020 and adopted Science materials in 2018 for purchase in 2019 and continuing through 2021. Florida called for K-12 English Language Arts materials in 2020 for purchase beginning in 2021 and called for K-12 Mathematics for review in 2021 and purchase beginning in 2022. Both Florida and Texas, along with several other adoption states, provide dedicated state funding for instructional materials and classroom technology, with funding typically appropriated by the legislature in the first half of the year in which materials are to be purchased. Texas has a two-year budget cycle, and in the 2021 legislative session appropriated funds for purchases in 2021 and 2022. California funds instructional materials in part with a dedicated portion of state lottery proceeds and in part out of general formula funds, with the minimum overall level of school funding determined according to the Proposition 98 funding guarantee. There is no guarantee that our programs will be approved for purchase in future instructional materials adoptions in these states.

Long-term growth in the U.S. K-12 market is positively correlated with student enrollments, which is a driver of growth in the educational publishing industry. Although economic cycles may affect short-term buying patterns, school enrollments are highly predictable and are expected to trend upward over the longer term. From 2018 to 2029, total public school enrollment, a major long-term driver of growth in the K-12 Education market, is projected to increase by 0.8% to 51.1 million students, according to the National Center for Education Statistics.

As the K-12 educational market purchases more digital solutions, we believe our ability to offer embedded assessments, adaptive learning, real-time interaction and student specific personalized learning and educational content in a platform- and device-agnostic manner will provide new opportunities for growth.

We employ different pricing models to serve various customers, including institutions, government agencies, consumers and other third parties. In addition to traditional pricing models where a customer receives a product in return for a payment at the time of product receipt, we currently use the following pricing models:

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

Selling and administrative expenses

Our selling and administrative expenses include the salaries, benefits and related costs of employees engaged in sales and marketing, fulfillment and administrative functions. Also included within selling and administrative expenses are variable costs such as commission expense, outbound transportation costs (approximately $27.9 million for the year ended December 31, 2021) and depository fees, which are fees paid to state-mandated depositories that fulfill centralized ordering and warehousing functions for specific states. Additionally, significant fixed and discretionary costs include facilities, telecommunications, professional fees, promotions, sampling and advertising along with depreciation.

Other intangible assets amortization

Our other intangible assets amortization expense primarily includes the amortization of acquired intangible assets consisting of tradenames, customer relationships, content rights and licenses. The tradenames, customer relationships, content rights and licenses are amortized over varying periods of 5 to 25 years. The expense for the year ended December 31, 2021 was $30.3 million.

Interest expense

Our interest expense includes interest accrued on the outstanding balances of our $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (“notes”), our $380.0 million term loan credit facility (“term loan facility”), most of which was repaid with proceeds from the Transaction, and, to a lesser extent, our revolving credit facility, the amortization of any deferred financing fees and loan discounts, and payments in connection with interest rate hedging agreements. Our interest expense for the year ended December 31, 2021 was $35.0 million.

Results of Operations

Consolidated Operating Results for the Years Ended December 31, 2021 and 2020

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
(dollars in thousands)	2021	2020	change	Change
Net sales	$1,050,802	$840,454	$210,348	25.0%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	398,706	370,586	28,120	7.6%
Publishing rights amortization	10,688	14,800	(4,112)	(27.8)%
Pre-publication amortization	108,621	125,838	(17,217)	(13.7)%
Cost of sales	518,015	511,224	6,791	1.3%
Selling and administrative	445,660	442,355	3,305	0.7%
Other intangible asset amortization	30,257	23,917	6,340	26.5%
Impairment charge for goodwill	—	279,000	(279,000)	NM
Restructuring/severance and other charges	12,349	31,874	(19,525)	(61.3)%
Gain on sale of assets	(3,661)	—	(3,661)	NM
Operating income (loss)	48,182	(447,916)	496,098	NM
Other income (expense):
Retirement benefits non-service income (expense)	105	(856)	961	NM
Interest expense	(34,998)	(37,931)	2,933	7.7%
Interest income	77	899	(822)	(91.4)%
Change in fair value of derivative instruments	(1,221)	672	(1,893)	NM
Gain on investments	1,442	2,091	(649)	(31.0)%
Income from transition services agreement	3,664	—	3,664	NM
Loss on extinguishment of debt	(12,505)	—	(12,505)	NM
Income (loss) from continuing operations before taxes	4,746	(483,041)	487,787	NM
Income tax expense (benefit) for continuing operations	2,686	(12,351)	15,037	NM
Income (loss) from continuing operations, net of tax	2,060	(470,690)	472,750	NM
Loss from discontinued operations, net of tax	(1,005)	(9,148)	8,143	89.0%
Gain on sale of discontinued operations, net of tax	212,523	—	212,523	NM
Income (loss) from discontinued operations, net of tax	211,518	(9,148)	220,666	NM
Net income (loss)	$213,578	$(479,838)	$693,416	NM

NM = not meaningful

Net sales for the year ended December 31, 2021 increased $210.3 million, or 25.0%, from $840.5 million in 2020 to $1,050.8 million. Core Solutions increased by $91.0 million from $459.0 million in 2020 to $550.0 million, driven by strong open territory demand resulting from the strength of our connected solutions and the continued market recovery, as well as the success of our digital first, connected strategy. Further, net sales in Extensions, consisting of our Heinemann brand, intervention and supplemental products as well as professional services, increased by $120.0 million from $381.0 million in 2020 to $501.0 million. Within Extensions, net sales of our Heinemann products increased due to strong demand across most product portfolios.

Operating income (loss) for the year ended December 31, 2021 favorably changed from a loss of $447.9 million in 2020 to income of $48.2 million, due primarily to the following:

•

An impairment charge for goodwill in 2020 of $279.0 million that did not reoccur in 2021. This non-cash impairment was a direct result of the adverse impact that the COVID-19 pandemic had on the Company and its stock price in 2020;

•	A $210.3 million increase in net sales;
•

A $19.5 million decrease in restructuring/severance and other charges. In 2021, there were $12.3 million of non-cash restructuring/severance and other charges primarily related to vacated office space formerly utilized by employees of the HMH Books & Media business, of which $11.7 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment. In 2020, there were $31.9 million of severance costs associated with the 2020 Restructuring Plan;

•

A $15.0 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to a streamlining of capital spend and, to a lesser extent, our use of accelerated amortization methods for publishing rights amortization, partially offset by the amortization of certain other intangible assets due to product life cycle reductions; and

•	A $3.7 million gain on sale of assets in 2021 from the sale of intellectual property, including the copyrights and trademarks, of certain product titles.

Partially offset by:

•

A $28.1 million increase in our cost of sales, excluding publishing rights and pre-publication amortization, from $370.6 million in 2020 to $398.7 million, primarily due to an increase in sales volume, partially offset by lower print costs, product mix, increased virtual delivery of products and services along with favorable inventory obsolescence due to strong net sales. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 38.0% from 44.1%; and

•

A slight increase in selling and administrative expenses, primarily due to an increase in variable expenses such as sales commissions and transportation due to higher billings along with an increase in incentive compensation. Partially offsetting the aforementioned was reduced labor, professional fees and travel and marketing costs.

Retirement benefits non-service (expense) income for the year ended December 31, 2021 changed favorably by $1.0 million due to lower interest cost related to the pension plan during 2021.

Interest expense for the year ended December 31, 2021 decreased $2.9 million from $37.9 million in 2020 to $35.0 million, primarily due to net settlement payments on our interest rate derivative instruments during 2020, which did not repeat in 2021, and to a lesser extent lower term loan facility interest expense driven by lower LIBOR rates.

Interest income for the year ended December 31, 2021 decreased $0.8 million due to lower interest rates on our money market funds in 2021.

Change in fair value of derivative instruments for the year ended December 31, 2021 unfavorably changed by $1.9 million due to foreign exchange forward contracts executed on the Euro that were unfavorably impacted by the strengthening of the U.S. dollar against the Euro.

Gain on investments for the year ended December 31, 2021 decreased $0.6 million from $2.1 million in 2020 to $1.4 million and was related to the fair value change in our equity interests in educational technology private companies.

Income from transition services agreement for the year ended December 31, 2021 was $3.7 million and was related to transition service fees under the transition services agreement with the purchaser of our HMH Books & Media business. We had no transition services agreement during 2020.

Loss on extinguishment of debt for the year ended December 31, 2021 consisted of a $10.0 million write-off of the remaining balance of the debt discount associated with the term loan facility and a $2.5 million write-off related to unamortized deferred financing fees associated with the term loan facility. The total write-off of $12.5 million was proportional to the pay down in term loan debt in connection with the Transaction.

Income tax benefit for continuing operations for the year ended December 31, 2021 decreased $15.0 million, from a benefit of $12.4 million in 2020 to an expense of $2.7 million in 2021. For both periods income tax expense (benefit) was primarily attributed to movement in the deferred tax liability associated with tax amortization on indefinite-lived intangibles, state and foreign taxes, as well as the impact of certain discrete tax items including the accrual of potential interest and penalties on uncertain tax positions. The effective tax rate was 56.6% and 2.6% for the years ended December 31, 2021 and 2020, respectively.

Income (loss) from discontinued operations, net of tax for the year ended December 31, 2021 favorably changed by $220.7 million from a loss of $9.1 million in 2020, to income of $211.5 million primarily due to the gain on sale of our HMH Books & Media business, which has been accounted for as a discontinued operation whereby the direct results of its operations were removed from the results from continuing operations for the periods presented. Included within the income (loss) is interest expense of $9.4 million and $28.3 million, for 2021 and 2020, respectively, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not reinvest such amounts in the business.

Consolidated Operating Results for the Years Ended December 31, 2020 and 2019

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
(dollars in thousands)	2020	2019	change	Change
Net sales	$840,454	$1,211,790	$(371,336)	(30.6)%
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	370,586	549,886	(179,300)	(32.6)%
Publishing rights amortization	14,800	20,611	(5,811)	(28.2)%
Pre-publication amortization	125,838	149,298	(23,460)	(15.7)%
Cost of sales	511,224	719,795	(208,571)	(29.0)%
Selling and administrative	442,355	619,811	(177,456)	(28.6)%
Other intangible asset amortization	23,917	20,353	3,564	17.5%
Impairment charge for goodwill	279,000	—	279,000	NM
Restructuring/severance and other charges	31,874	20,692	11,182	54.0%
Operating loss	(447,916)	(168,861)	(279,055)	(165.3)%
Other income (expense):
Retirement benefits non-service (expense) income	(856)	167	(1,023)	NM
Interest expense	(37,931)	(29,770)	(8,161)	(27.4)%
Interest income	899	3,157	(2,258)	(71.5)%
Change in fair value of derivative instruments	672	(899)	1,571	NM
Gain on investments	2,091	—	2,091	NM
Income from transition services agreement	—	4,248	(4,248)	NM
Loss on extinguishment of debt	—	(4,363)	4,363	NM
Loss from continuing operations before taxes	(483,041)	(196,321)	(286,720)	NM
Income tax (benefit) expense for continuing operations	(12,351)	3,854	(16,205)	NM
Loss from continuing operations, net of tax	(470,690)	(200,175)	(270,515)	NM
Loss from discontinued operations, net of tax	(9,148)	(13,658)	4,510	33.0%
Net loss	$(479,838)	$(213,833)	$(266,005)	NM

Net sales for the year ended December 31, 2020 decreased $371.3 million, or 30.6%, from $1,211.8 million in 2019 to $840.5 million. The decrease was primarily due to lower net sales in Extensions, which primarily consist of our Heinemann brand, intervention and supplemental products as well as professional services, which decreased by $253.0 million from $634.0 million in 2019 to $381.0 million. Within Extensions, net sales decreased due to lower sales of the Heinemann’s Fountas & Pinnell Classroom, Calkins and LLI Leveled Literacy products due to a difficult comparison to prior year Texas K-6 sales coupled with the impact of the COVID-19 pandemic in 2020. Also, contributing to the decrease was lower professional services with the decline of the in-person learning environment as a result of the COVID-19 pandemic. Further, there were lower net sales from Core Solutions which decreased by $119.0 million from $578.0 million in 2019 to $459.0 million, primarily due to the smaller new adoption market opportunity in Texas ELA, along with impacts of the COVID-19 pandemic.

Operating loss for the year ended December 31, 2020 unfavorably changed from a loss of $168.9 million in 2019 to a loss of $447.9 million, due primarily to the following:

•	A $371.3 million decrease in net sales;
•

An impairment charge for goodwill in 2020 of $279.0 million. This non-cash impairment is a direct result of the adverse impact that the COVID-19 pandemic has had on the Company and its stock price; and

•	A $11.2 million increase in costs associated with our restructuring/severance and other charges due to $31.9 million of severance costs associated with the 2020 Restructuring Plan,

Partially offset by:

•

A $177.5 million decrease in selling and administrative expenses, primarily due to lower labor costs, resulting from cost savings associated with our employee furlough initiative, which began in April and ceased at the end of July, in response to COVID-19, our 2020 Restructuring Plan and a freeze on hiring. Also, there was a decrease of variable expenses such as commissions and transportation due to lower billings. Further, there were lower discretionary costs primarily related to travel and expense reduction measures and marketing along with lower depreciation expense;

•

A $179.3 million decrease in our cost of sales, excluding publishing rights and pre-publication amortization, from $549.9 million in 2019 to $370.6 million, primarily due to lower billings. Our cost of sales, excluding publishing rights and pre-publication amortization, as a percentage of sales, decreased to 44.1% from 45.4%; and

•

A $25.7 million decrease in net amortization expense related to publishing rights, pre-publication and other intangible assets, primarily due to a decrease in pre-publication amortization attributed to the timing and large amount of 2019 major product releases coupled with our streamlining of capital spend.

Retirement benefits non-service (expense) income for the year ended December 31, 2020 changed unfavorably by $1.0 million due to the recognition of a $1.1 million settlement charge related to the pension plan during 2020.

Interest expense for the year ended December 31, 2020 increased $8.2 million from $29.8 million in 2019 to $37.9 million, primarily due to our 2019 debt refinancing during the fourth quarter of 2019. Further, there was an increase of $2.4 million of net settlement payments on our interest rate derivative instruments during 2020.

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

Gain on investments for the year ended December 31, 2020 was $2.1 million and was related to the fair value change in our equity interests in educational technology private companies.

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

Income tax (benefit) expense for continuing operations for the year ended December 31, 2020 decreased $16.2 million, from an expense of $3.9 million in 2019, to a benefit of $12.4 million. The change was due to an income tax benefit primarily due to the impairment charge on goodwill, which reduced related deferred tax liabilities. The effective tax rate was 2.6% and (2.0%) for the years ended December 31, 2020 and 2019, respectively.

Loss from discontinued operations, net of tax for the year ended December 31, 2020 favorably changed by $4.5 million from a loss of $13.7 million in 2019, to a loss of $9.1 million primarily due to higher net sales. The HMH Books & Media business has been accounted for as a discontinued operation whereby the direct results of its operations were removed from the results from continuing operations for the periods presented due to the sale in 2021. Included within the loss is interest expense of $28.3 million and $19.3 million for 2020 and 2019, respectively, based on the repayment of debt with the net proceeds from the sale, which was required by our debt facilities, as we did not reinvest such amounts in the business.

Adjusted EBITDA from Continuing Operations

To supplement our financial statements presented in accordance with GAAP, we have presented Adjusted EBITDA from continuing operations, which is not prepared in accordance with GAAP. This information should be considered as supplemental in nature and should not be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. Management believes that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, gains or losses on investments, non-cash charges and impairment charges, levels of depreciation or amortization along with costs such as severance, separation and facility closure costs, inventory obsolescence related to our strategic transformation plan, gain on sale of assets, legal settlements, acquisition/disposition-related activity costs, restructuring costs and integration costs. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. In addition, targets in Adjusted EBITDA (further adjusted to include changes in deferred revenue) are used as performance measures to determine certain compensation of management, and Adjusted EBITDA is used as the base for calculations relating to incurrence covenants in our debt agreements. Other companies may define Adjusted EBITDA differently and, as a result, our measure of Adjusted EBITDA may not be directly comparable to Adjusted EBITDA of other companies. Although we use Adjusted EBITDA as a financial measure to assess the performance of our business, the use of Adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net loss/income in accordance with GAAP as a measure of performance. Adjusted EBITDA is not intended to be a measure of liquidity or free cash flow for discretionary use. You are cautioned not to place undue reliance on Adjusted EBITDA.

Below is a reconciliation of our net loss to Adjusted EBITDA from continuing operations for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Net income (loss) from continuing operations	$2,060	$(470,690)	$(200,175)
Interest expense	34,998	37,931	29,770
Interest income	(77)	(899)	(3,157)
Provision (benefit) for income taxes	2,686	(12,457)	3,854
Depreciation expense	44,867	49,874	60,708
Amortization expense	149,566	164,555	190,262
Non-cash charges—goodwill impairment	—	279,000	—
Non-cash charges—stock-compensation	12,217	11,160	13,196
Non-cash charges— (gain) loss on derivative instruments	1,221	(672)	899
Inventory obsolescence related to strategic transformation plan	—	—	9,758
Fees, expenses or charges for equity offerings, debt or acquisitions/dispositions	895	1,080	6,327
Gain on investments	(1,942)	(2,091)	—
Gain on sale of assets	(3,661)	—	—
Loss on extinguishment of debt	12,505	—	4,363
Legal settlement	2,470	—	—
Restructuring/severance and other charges	12,349	31,874	20,692
Adjusted EBITDA from continuing operations	$270,154	$88,665	$136,497

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

The following table is indicative of the seasonality of our business and the related results:

Quarterly Results of Continuing Operations

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(in thousands)	2020	2020	2020	2020	2021	2021	2021	2021
Net sales	$151,843	$216,239	$331,205	$141,167	$146,195	$308,672	$417,130	$178,805
Costs and expenses:
Cost of sales, excluding publishing rights and pre-publication amortization	63,652	100,544	146,155	60,235	58,137	124,360	152,893	63,316
Publishing rights amortization	4,432	3,431	3,469	3,468	3,166	2,489	2,516	2,517
Pre-publication amortization	30,562	31,659	31,570	32,047	25,051	26,506	27,620	29,444
Cost of sales	98,646	135,634	181,194	95,750	86,354	153,355	183,029	95,277
Selling and administrative	123,341	98,199	118,275	102,540	89,235	114,767	134,951	106,707
Other intangible assets amortization	5,856	5,855	5,857	6,349	7,906	7,869	7,241	7,241
Impairment charge for goodwill	262,000	—	—	17,000	—	—	—	—
Restructuring/severance and other charges	—	—	31,776	98	—	9,847	33	2,469
Gain on sale of assets	—	—	—	—	—	—	(3,661)	—
Operating (loss) income	(338,000)	(23,449)	(5,897)	(80,570)	(37,300)	22,834	95,537	(32,889)
Other income (expense):
Retirement benefits non-service (expense) income	61	61	61	(1,039)	(200)	(26)	214	117
Interest expense	(9,253)	(10,614)	(9,311)	(8,753)	(8,564)	(9,985)	(8,239)	(8,210)
Interest income	766	75	32	26	20	14	18	25
Change in fair value of derivative instruments	(380)	120	432	500	(674)	127	(368)	(306)
Gain on investments	—	—	1,738	353	—	836	606	—
Income from transition services agreement	—	—	—	—	—	854	1,399	1,411
Loss on extinguishment of debt	—	—	—	—	—	(12,505)	—	—
(Loss) income from continuing operations before taxes	(346,806)	(33,807)	(12,945)	(89,483)	(46,718)	2,149	89,167	(39,852)
Income tax (benefit) expense for continuing operations	(8,780)	(1,370)	(1,060)	(1,141)	2,310	(9)	(6,192)	6,577
(Loss) income from continuing operations	(338,026)	(32,437)	(11,885)	(88,342)	(49,028)	2,158	95,359	(46,429)
(Loss) income from discontinued operations, net of tax	(7,947)	(5,731)	(667)	5,197	(2,955)	1,950	—	—
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	214,520	—	(1,997)
(Loss) income from discontinued operations, net of tax	(7,947)	(5,731)	(667)	5,197	(2,955)	216,470	—	(1,997)
Net (loss) income	$(345,973)	$(38,168)	$(12,552)	$(83,145)	$(51,983)	$218,628	$95,359	$(48,426)

During the fourth quarter of 2020, we recorded an adjustment of $17.0 million and $1.0 million to increase both the goodwill impairment charge and income tax benefit recorded, respectively, to correct an error of the previously recorded goodwill impairment of $262.0 million and related income tax benefit in the first quarter of 2020. Management believes these adjustments are not material to the prior period financial statements.

Liquidity and Capital Resources

	December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$463,131	$281,200	$296,353
Current portion of long-term debt	—	19,000	19,000
Long-term debt, net of discount and issuance costs	317,579	624,692	638,187
Revolving credit facility	—	—	—
Borrowing availability under revolving credit facility	64,922	104,806	161,961

	Years ended December 31,
	2021	2020	2019
Net cash provided by operating activities - continuing operations	$263,789	$106,485	$248,540
Net cash provided by (used in) investing activities - continuing operations	250,290	(111,812)	(95,486)
Net cash used in financing activities - continuing operations	(335,381)	(18,130)	(115,667)

Operating activities

Net cash provided by operating activities from continuing operations was $263.8 million for the year ended December 31, 2021, a $157.3 million favorable change from the $106.5 million of net cash provided by operating activities from continuing operations for the year ended December 31, 2020. The $157.3 million improvement in cash provided by operating activities from continuing operations was primarily due to an increase in operating profit, net of non-cash items, of $215.0 million. The improvement was partially offset by unfavorable cash flow changes in net operating assets and liabilities of $57.7 million primarily due to unfavorable changes in accounts receivable of $61.3 million related to higher billings and the timing of collections, changes in severance and other charges of $26.4 million mainly attributable to the 2020 Restructuring Plan, changes in other operating assets and liabilities of $26.0 million, period over period inventory changes of $14.9 million and changes in interest payable of $7.0 million due to the timing of payments and changes in pension and postretirement benefits of $6.4 million, offset by favorable cash flow changes in accounts payable of $52.8 million due to timing of disbursements and favorable changes in royalties and author advances of $31.3 million.

Net cash provided by operating activities from continuing operations was $106.5 million for the year ended December 31, 2020, a $142.1 million decrease from the $248.5 million of net cash provided by operating activities from continuing operations for the year ended December 31, 2020. The decrease in cash provided by operating activities was primarily driven by unfavorable changes in net operating assets and liabilities of $74.3 million primarily due to changes in deferred revenue of $143.3 million and $25.0 million of royalties related to greater billings in 2019, accounts payable of $18.7 million related to timing of disbursements and severance and other charges of $3.4 million due to the 2020 Restructuring Plan, offset by period over period inventory changes of $72.4 million, changes in accounts receivable of $10.5 million, an increase in operating lease liabilities of $15.3 million, pension and postretirement benefits of $8.2 million, interest payable of $3.5 million due to the timing of our 2019 Refinancing and other assets and liabilities of $6.2 million. Additionally, operating profit, net of non-cash items, decreased by $67.7 million.

Investing activities

Net cash provided by investing activities from continuing operations was $250.3 million for the year ended December 31, 2021, an increase of $362.1 million from the $(111.8) million of net cash used in investing activities from continuing operations for the year ended December 31, 2020. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our HMH Books & Media business of $340.6 million and from the sale of assets of $5.0 million during 2021 and to a lesser extent, lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $16.5 million in connection with planned reductions in content development.

Net cash used in investing activities from continuing operations was $(111.8) million for the year ended December 31, 2020, an increase of $16.3 million from the year ended December 31, 2019.  The increase in cash used in investing activities was primarily due to lower net proceeds from sales and maturities of short-term investments of $50.0 million compared to 2019, offset by lower capital investing expenditures related to pre-publication costs and property, plant, and equipment of $27.5 million in connection with previously planned reductions in content development, and by the acquisition of a business for $5.4 million along with an investment in preferred stock of $0.8 million in 2019.

Financing activities

Net cash used in financing activities, which is all continuing operations, was $335.4 million for the year ended December 31, 2021, an increase of $317.3 million from the $18.1 million used in financing activities for the year ended December 31, 2020. The increase in cash used in financing activities was primarily due to a net increase in our debt repayments of $323.0 million primarily from the proceeds of the sale of our HMH Books & Media business. Partially offsetting the increase was net collections under the transition services agreement of $6.2 million in 2021.

Net cash used in financing activities, which is all continuing operations, was $18.1 million for the year ended December 31, 2020, a decrease of $97.5 million from the year ended December 31, 2019. The decrease in cash used in financing activities was primarily due to a reduction in net debt principal repayments of $88.3 million in connection with the 2019 Refinancing along with payments of financing fees of $8.5 million related to our notes offering, term loan facility and revolving credit facility amendments in 2019. Additionally, there was a decrease in tax withholding payments related to net share settlements of restricted stock units of $2.0 million partially offset by lower net collections under the transition services agreement of $1.1 million.

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

Senior Secured Notes

On November 22, 2019, we completed the sale of $306.0 million in aggregate principal amount of 9.0% Senior Secured Notes due 2025 (the “notes”) in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act. The notes mature on February 15, 2025 and bear interest at a rate of 9.0% per annum. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2020.  As of December 31, 2021, we had $303.3 million ($296.6 million, net of discount and issuance costs) outstanding under the notes.

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). As of December 31, 2021, we had $21.7 million ($21.0 million, net of discount and issuance costs) outstanding under the term loan facility.

The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%. As of December 31, 2021, the interest rate on the term loan facility was 7.25%.

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

The revolving credit facility includes a letter of credit subfacility of $50.0 million, a swingline subfacility of $20.0 million and the option to expand the facility by up to $100.0 million in the aggregate under certain specified conditions. The amount of any outstanding letters of credit reduces borrowing availability under the revolving credit facility on a dollar-for-dollar basis. As of December 31, 2021, there were no amounts outstanding on the revolving credit facility. As of December 31, 2021, we had approximately $16.1 million of outstanding letters of credit and approximately $64.9 million of borrowing availability under the revolving credit facility. As of February 24, 2022, there were no amounts outstanding under the revolving credit facility.

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

The revolving credit facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis for periods in which excess availability under the revolving credit facility is less than the greater of $25.0 million and 12.5% of the lesser of the total commitment and the borrowing base then in effect, or less than $20.0 million if certain conditions are met. The minimum fixed charge coverage ratio was not applicable under the facility as of December 31, 2021, due to our level of borrowing availability.

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

General

We had $463.1 million of cash and cash equivalents and no short-term investments at December 31, 2021. We had $281.2 million of cash and cash equivalents and no short-term investments at December 31, 2020.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, book returns and variable consideration, deferred revenue and related standalone selling price estimates, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments valuation, income taxes, pensions and other postretirement benefits obligations, contingencies, litigation, depreciation and amortization periods, and the recoverability of long-term assets such as property, plant and equipment, capitalized pre-publication costs, other identified intangibles, and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. For a complete description of our significant accounting policies, see Note 3 to the consolidated financial statements. The following policies and account descriptions include those identified as critical to our business operations and the understanding of our results of operations.

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

The following are the critical accounting policies and estimates:

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, formative assessment materials and multimedia instructional programs; access to hosted content; and services including professional development, consulting and training. Our contracts may also contain software performance obligations including perpetual and subscription-based licenses and software maintenance and support services.

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

Allowance for Doubtful Accounts and Reserves for Book Returns

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for book returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables and develop those estimates to reflect the risk of credit loss. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends and specific facts and circumstances. Our activities include monitoring the timeliness of payment collection and performing timely account reconciliations. At the time we determine that a receivable balance, or any portion thereof, is deemed to be permanently uncollectible, the balance is written off. Reserves for book returns are based on historical return rates and sales patterns. We determine the required reserves by segregating our returns into the applicable product or sales channel pools. Returns in the K-12 market have been historically low. We have experienced higher returns with respect to sales to resellers and international sales, which all result in a greater degree of risk and subjectivity when establishing the appropriate level of reserves for this customer base. We estimate the amount of returns using the expected value method to reduce transaction price at the time of the sale. The allowance for doubtful accounts and reserve for returns are reported as reductions of the accounts receivable balance and amounted to $3.5 million and $4.1 million, and $3.8 million and $4.6 million as of December 31, 2021 and 2020, respectively.

Inventories

Inventories are substantially stated at the lower of weighted average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title-level basis by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, recent sales history, the future sales forecast, known forward-looking trends including our development cycle to replace the title or program and competing titles or programs. A change in sales trends, or strategic direction of our product development, could affect the estimated reserve. The reserve for excess or obsolete inventory is reported as a reduction of the inventories balance and amounted to $58.6 million and $61.2 million as of December 31, 2021 and 2020, respectively.

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

Amortization expense related to pre-publication costs for the years ended December 31, 2021, 2020 and 2019 were $108.6 million, $125.8 million and $149.3 million, respectively.

 For the years ended December 31, 2021, 2020 and 2019, no pre-publication costs were deemed to be impaired.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets (certain tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions may include various valuation techniques including an evaluation of our market capitalization and peer company multiples depending on the best approximation of fair value in the current social and economic environment, net sales growth rates and operating margins, risk-adjusted discount rates, future economic and market conditions, the determination of appropriate market comparables as well as the fair value of certain individual assets and liabilities.

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

We estimate the total fair value of the reporting unit by using one or more various valuation techniques including an evaluation of our market capitalization and peer company multiples depending on the best approximation of fair value of the reporting unit in the current social and economic environment. With regard to indefinite-lived intangible assets, which includes only the Houghton Mifflin Harcourt tradename, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. Adverse changes in our market capitalization could give rise to an impairment.

We completed our annual goodwill impairment tests as of October 1, 2021 and 2020. For October 1, 2021, we assessed qualitative factors and determined it was not necessary to perform a quantitative impairment test for goodwill. The fair value of the reporting unit was in excess of its carrying value by approximately 18% as of October 1, 2020. There was no goodwill impairment for the years ended December 31, 2021 and 2019.  We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

We recorded a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. Refer to Note 2 of the consolidated financial statements for a discussion of the factors and circumstances leading to the goodwill impairment.

We completed our annual indefinite-lived asset impairment tests as of October 1, 2021 and 2020. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2021, 2020 and 2019. The fair value significantly exceeded its carrying value as of October 1, 2021 and was in excess of its carrying value by approximately 18% as of October 1, 2020.

Impact of Inflation and Changing Prices

We believe that inflation has not had a material impact on our results of operations during the years ended December 31, 2021, 2020 and 2019. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Covenant Compliance

As of December 31, 2021, we were in compliance with all of our debt covenants and we expect to be in compliance over the next twelve months.

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

As of December 31, 2021, we had $21.7 million ($21.0 million, net of discount and issuance costs) of aggregate principal amount indebtedness outstanding under our term loan facility that bears interest at a variable rate. An increase or decrease of 1% in the interest rate will change our interest expense by approximately $0.2 million on an annual basis. We also have up to $250.0 million of borrowing availability, subject to borrowing base availability, under our revolving credit facility, and borrowings under the revolving credit facility bear interest at a variable rate. As of December 31, 2021, there were no amounts outstanding on the revolving credit facility. Assuming that the revolving credit facility is fully drawn, an increase or decrease of 1% in the interest rate will change our interest expense associated with the revolving credit facility by $2.5 million on an annual basis.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. On August 17, 2015, we entered into interest rate derivative contracts with various financial institutions having an aggregate notional amount of $400.0 million to convert floating rate debt into fixed rate debt, which we designated as cash flow hedges. These contracts were effective beginning September 30, 2016 and matured on July 22, 2020. We have no outstanding interest rate derivative contracts as of December 31, 2021.

We conduct various digital development activities in Ireland, and as such, our cash flows and costs are subject to fluctuations from changes in foreign currency exchange rates. We manage our exposures to this market risk through the use of short-term foreign exchange forward and option contracts, when deemed appropriate, which were not significant as of December 31, 2021 and 2020. We do not enter into derivative transactions or use other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Boston, MA, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Houghton Mifflin Harcourt Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Houghton Mifflin Harcourt Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset Impairment Analysis - Trademarks and Tradenames

As described in Notes 2, 3, and 6 to the consolidated financial statements, as of December 31, 2021, the Company’s indefinite-lived intangible asset balance was $161.0 million and relates to trademarks and tradenames. Management performs an impairment test to assess the carrying value of indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The recoverability was evaluated using a one-step process whereby management determined the fair value by asset and then compared it to its carrying value to determine if the asset was impaired. Management estimated the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in the discounted cash flow analysis included: future net sales, a long-term growth rate, a royalty rate, and a discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment analysis for trademarks and tradenames is a critical audit matter are the significant judgment by management when developing the fair value estimates of the trademarks and tradenames, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to future net sales, the long-term growth rate, the royalty rate, and the discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s trademarks and tradenames impairment analysis, including controls over the valuation of the trademarks and tradenames. These procedures also included, among others, testing management’s process to develop the fair value of trademarks and tradenames by (i) assessing the appropriateness of management’s relief-from-royalty discounted cash flow analysis for estimating fair value of the trademarks and tradenames, (ii) testing the completeness and accuracy of the underlying data used in the analysis, and (iii) evaluating the significant assumptions used by management related to future net sales, the long-term growth rate, the royalty rate, and the discount rate. Evaluating management’s assumptions related to future net sales and the long-term growth rate involved evaluating whether the assumptions used by management were reasonable considering the past performance of the business, relevant market data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow analysis and significant assumptions related to the royalty rate and the discount rate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2022

We have served as the Company’s auditor since 2003.

Houghton Mifflin Harcourt Company

Consolidated Balance Sheets

	December 31,
(in thousands of dollars, except share information)	2021	2020
Assets
Current assets
Cash and cash equivalents	$463,131	$281,200
Accounts receivable, net of allowances for bad debts and book returns of $7.5 million and $8.4 million, respectively	135,495	88,830
Inventories	117,469	145,553
Prepaid expenses and other assets	43,339	19,276
Assets of discontinued operations	—	160,053
Total current assets	759,434	694,912

Property, plant, and equipment, net	80,445	88,801
Pre-publication costs, net	150,652	202,820
Goodwill	437,977	437,977
Other intangible assets, net	360,290	402,484
Operating lease assets	110,572	126,850
Deferred income taxes	4,997	2,415
Deferred commissions	35,083	30,659
Other assets	34,830	34,208
Total assets	$1,974,280	$2,021,126
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$19,000
Accounts payable	37,449	38,751
Royalties payable	45,166	34,765
Salaries, wages, and commissions payable	41,253	21,723
Deferred revenue	357,864	342,605
Interest payable	11,235	11,017
Severance and other charges	405	19,590
Accrued pension benefits	185	1,593
Accrued postretirement benefits	1,618	1,555
Operating lease liabilities	7,539	9,669
Other liabilities	43,297	22,912
Liabilities of discontinued operations	—	30,662
Total current liabilities	546,011	553,842

Long-term debt, net of discount and issuance costs	317,579	624,692
Operating lease liabilities	127,426	132,014
Long-term deferred revenue	606,811	562,679
Accrued pension benefits	8,484	24,061
Accrued postretirement benefits	15,940	16,566
Deferred income taxes	21,393	16,411
Other liabilities	212	398
Total liabilities	1,643,856	1,930,663
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value: 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value: 380,000,000 shares authorized; 152,267,951 and 150,459,034 shares issued at December 31, 2021 and 2020, respectively; 127,690,917 and 125,882,000 shares outstanding at December 31, 2021 and 2020, respectively	1,523	1,505
Treasury stock, 24,577,034 shares as of December 31, 2021 and 2020, respectively, at cost	(518,030)	(518,030)
Capital in excess of par value	4,931,357	4,918,542
Accumulated deficit	(4,042,252)	(4,255,830)
Accumulated other comprehensive loss	(42,174)	(55,724)
Total stockholders’ equity	330,424	90,463
Total liabilities and stockholders’ equity	$1,974,280	$2,021,126

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2021	2020	2019
Net sales	$1,050,802	$840,454	$1,211,790
Costs and expenses
Cost of sales, excluding publishing rights and pre-publication amortization	398,706	370,586	549,886
Publishing rights amortization	10,688	14,800	20,611
Pre-publication amortization	108,621	125,838	149,298
Cost of sales	518,015	511,224	719,795
Selling and administrative	445,660	442,355	619,811
Other intangible assets amortization	30,257	23,917	20,353
Impairment charge for goodwill	—	279,000	—
Restructuring/severance and other charges	12,349	31,874	20,692
Gain on sale of assets	(3,661)	—	—
Operating income (loss)	48,182	(447,916)	(168,861)
Other income (expense)
Retirement benefits non-service income (expense)	105	(856)	167
Interest expense	(34,998)	(37,931)	(29,770)
Interest income	77	899	3,157
Change in fair value of derivative instruments	(1,221)	672	(899)
Gain on investments	1,442	2,091	—
Income from transition services agreement	3,664	—	4,248
Loss on extinguishment of debt	(12,505)	—	(4,363)
Income (loss) from continuing operations before taxes	4,746	(483,041)	(196,321)
Income tax expense (benefit) for continuing operations	2,686	(12,351)	3,854
Income (loss) from continuing operations	2,060	(470,690)	(200,175)
Loss from discontinued operations, net of tax	(1,005)	(9,148)	(13,658)
Gain on sale of discontinued operations, net of tax	212,523	—	—
Income (loss) from discontinued operations, net of tax	211,518	(9,148)	(13,658)
Net income (loss)	$213,578	$(479,838)	$(213,833)
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.02	$(3.75)	$(1.61)
Discontinued operations	1.66	(0.07)	(0.11)
Net income (loss)	$1.68	$(3.82)	$(1.72)
Diluted:
Continuing operations	$0.02	$(3.75)	$(1.61)
Discontinued operations	1.61	(0.07)	(0.11)
Net income (loss)	$1.63	$(3.82)	$(1.72)
Weighted average shares outstanding
Basic	127,337,815	125,455,487	124,152,984
Diluted	131,402,866	125,455,487	124,152,984

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands of dollars)	2021	2020	2019
Net income (loss)	$213,578	$(479,838)	$(213,833)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	(1,050)	(230)	(511)
Net change in pension and benefit plan liabilities, net of tax	14,600	(9,209)	1,800
Unrealized gain on short-term investments, net of tax	—	—	9
Net change in unrealized gain (loss) on derivative financial instruments, net of tax	—	987	(3,386)
Other comprehensive income (loss), net of taxes	13,550	(8,452)	(2,088)
Comprehensive income (loss)	$227,128	$(488,290)	$(215,921)

The accompanying notes are an integral part of these consolidated financial statements.

57

Houghton Mifflin Harcourt Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands of dollars)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$213,578	$(479,838)	$(213,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from discontinued operations, net of tax	1,005	9,148	13,658
Gain on sale of discontinued operations, net of tax	(212,523)	—	—
Gain on sale of assets	(3,661)	—	—
Depreciation and amortization expense	194,433	214,429	250,970
Operating lease assets, amortization and impairments	16,249	5,397	15,949
Amortization of debt discount and deferred financing costs	2,705	2,636	2,814
Gain on investments	(1,942)	(2,091)	—
Deferred income taxes	2,400	(14,355)	4,535
Stock-based compensation expense	12,217	11,160	13,196
Write-off of property, plant, and equipment	1,606	—	—
Loss on extinguishment of debt	12,505	—	4,363
Impairment charge for goodwill	—	279,000	—
Change in fair value of derivative instruments	1,221	(672)	899
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(28,928)	32,369	21,856
Inventories	28,083	42,936	(29,509)
Other assets	(28,895)	(4,860)	(14,189)
Accounts payable and accrued expenses	18,788	(34,039)	(15,354)
Royalties payable and author advances, net	13,247	(18,095)	6,873
Deferred revenue	59,391	57,178	200,473
Interest payable	218	7,191	3,690
Severance and other charges	(19,185)	7,183	10,631
Accrued pension and postretirement benefits	(2,946)	3,443	(4,800)
Operating lease liabilities	(6,687)	(1,996)	(17,281)
Other liabilities	(9,090)	(9,639)	(6,401)
Net cash provided by operating activities - continuing operations	263,789	106,485	248,540
Net cash provided by operating activities - discontinued operations	3,880	8,763	6,435
Net cash provided by operating activities	267,669	115,248	254,975
Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	—	50,000
Additions to pre-publication costs	(56,210)	(60,872)	(102,457)
Additions to property, plant, and equipment	(39,093)	(50,940)	(36,832)
Proceeds from sale of business	340,593	—	—
Acquisition of business, net of cash acquired	—	—	(5,447)
Investment in preferred stock	—	—	(750)
Proceeds from sale of assets	5,000	—	—
Net cash provided by (used in) investing activities - continuing operations	250,290	(111,812)	(95,486)
Net cash used in investing activities - discontinued operations	(647)	(459)	(834)
Net cash provided by (used in) investing activities	249,643	(112,271)	(96,320)
Cash flows from financing activities
Proceeds from term loan, net of discount	—	—	364,800
Proceeds from senior secured notes, net of discount	—	—	299,880
Borrowings under revolving credit facility	—	150,000	60,000
Payments of revolving credit facility	—	(150,000)	(60,000)
Payments of long-term debt	(342,031)	(19,000)	(772,000)
Payments of deferred financing fees	—	—	(8,493)
Tax withholding payments related to net share settlements of restricted stock units	—	(48)	(2,018)
Issuance of common stock under employee stock purchase plan	410	918	1,028
Net collections under transition services agreement	6,240	—	1,136
Net cash used in financing activities - continuing operations	(335,381)	(18,130)	(115,667)
Net increase (decrease) in cash and cash equivalents	181,931	(15,153)	42,988
Cash and cash equivalents at beginning of the period	281,200	296,353	253,365
Cash and cash equivalents at end of the period	$463,131	$281,200	$296,353
Supplemental disclosure of cash flow information
Interest paid - continuing operations	$31,148	$27,385	$23,884
Interest paid - discontinued operations	9,143	25,557	17,175
Income taxes paid	1,571	1,883	671
Operating lease assets obtained in exchange for operating lease liabilities	7,911	6,889	324
Non-cash investing activities
Pre-publication costs included in accounts payable and accruals	$5,556	$5,282	$5,480
Property, plant, and equipment included in accounts payable and accruals	1,025	2,002	3,039

The accompanying notes are an integral part of these consolidated financial statements.

Houghton Mifflin Harcourt Company

Consolidated Statements of Stockholders’ Equity

				Capital		Accumulated
	Common Stock			in excess		Other
(in thousands of dollars, except share	Shares			of Par	Accumulated	Comprehensive
information)	Issued	Par Value	Treasury Stock	Value	Deficit	Loss	Total
Balance at December 31, 2018	148,164,854	$1,481	$(518,030)	$4,893,174	$(3,562,971)	$(45,184)	$768,470
Net loss	—	—	—	—	(213,833)	—	(213,833)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,088)	(2,088)
Effects of adoption of new lease accounting standard	—	—	—	—	812	—	812
Issuance of common stock for employee purchase plan	186,114	2	—	1,436	—	—	1,438
Issuance of common stock for vesting of restricted stock units	577,360	6	—	(6)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(2,018)	—	—	(2,018)
Stock-based compensation expense	—	—	—	13,579	—	—	13,579
Balance at December 31, 2019	148,928,328	$1,489	$(518,030)	$4,906,165	$(3,775,992)	$(47,272)	$566,360
Net loss	—	—	—	—	(479,838)	—	(479,838)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,452)	(8,452)
Issuance of common stock for employee purchase plan	380,757	4	—	1,243	—	—	1,247
Issuance of common stock for vesting of restricted stock units	1,149,949	12	—	(12)	—	—	—
Stock withheld to cover tax withholdings requirements upon vesting of restricted stock units	—	—	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	—	11,194	—	—	11,194
Balance at December 31, 2020	150,459,034	$1,505	$(518,030)	$4,918,542	$(4,255,830)	$(55,724)	$90,463
Net income	—	—	—	—	213,578	—	213,578
Other comprehensive income, net of tax	—	—	—	—	—	13,550	13,550
Issuance of common stock for employee purchase plan	239,144	2	—	646	—	—	648
Issuance of common stock for vesting of restricted stock units	1,569,773	16	—	(16)	—	—	—
Stock-based compensation expense	—	—	—	12,185	—	—	12,185
Balance at December 31, 2021	152,267,951	$1,523	$(518,030)	$4,931,357	$(4,042,252)	$(42,174)	$330,424

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

The consolidated financial statements of HMH include the accounts of all of our wholly-owned subsidiaries as of December 31, 2021 and 2020 and for the periods ended December 31, 2021, 2020 and 2019.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our accompanying consolidated financial statements include the results of operations of the Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

On May 10, 2021, we completed the sale of all of the assets and liabilities used primarily in our HMH Books & Media segment, our consumer publishing business. We determined that the HMH Books & Media business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Boards (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”) as of March 31, 2021 due to its relative size and strategic rationale. The Consolidated Balance Sheets, Consolidated Statements of Operations and Cash Flows, and the notes to the Consolidated Financial Statements were restated for all periods presented to reflect the discontinuation of the HMH Books & Media business, in accordance with FASB ASC 205. The discussion in the notes to these Consolidated Financial Statements, unless otherwise noted, relate solely to our continuing operations.

Subsequent to the sale of the HMH Books & Media business, we operate in a single segment focusing on the K-12 education market. Our Chief Executive Officer (“CEO”), who has been identified as the chief operating decision maker, manages and allocates resources at the global corporate level. Managing and allocating resources at the global corporate level enables the CEO to assess both the overall level of resources available and how to best deploy these resources across functions in line with our overarching long-term corporate-wide strategic goals, rather than on a product basis. The determination of a single segment is consistent with the financial information regularly reviewed by the CEO for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting future periods.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The ability of the Company to fund planned operations is based on assumptions which involve judgment and estimates of future revenues, capital spend and other operating costs. After reviewing our ability to meet future financial obligations over the next twelve months, we have concluded our net cash from operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility provide sufficient liquidity to fund our current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months. Our primary credit facilities do not require us to comply with financial maintenance covenants.

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

  Schools typically conduct the majority of their purchases in the second and third quarters of the calendar year in preparation for the beginning of the school year. Thus, for the years ended December 31, 2021, 2020 and 2019, approximately 69% of our consolidated net sales were realized in the second and third quarters. Sales of K-12 instructional materials and customized testing products are also cyclical with some years offering more sales opportunities than others in light of the state adoption calendar. The amount of funding available at the state level for educational materials also has a significant effect on year-to-year net sales. Although the loss of a single customer would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year net sales performance.

2.	Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including business and school closures implemented by federal, state and local authorities, significantly reduced customer demand for our solutions and services, disrupted portions of our supply chain and warehousing operations and also disrupted our ability to deliver our educational solutions and services in 2020. In response to these developments, we implemented a number of measures intended to help protect our shareholders, employees, and customers amid the COVID-19 pandemic and to help mitigate its impact on our financial position, profitability and cash flow. These measures included, but were not limited to furloughs, salary reductions, spending freezes, and proactive outreach to schools to support them through this period of disruption with virtual learning resources. We continue to monitor indicators of demand, including our sales pipeline, customer orders and product shipments and our supply chain, as well as observe the impact to state revenues and related educational budgets.

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program (collectively the “2020 Restructuring Plan”), all of which represented cash expenditures, was approximately $30.9 million.

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

Goodwill as of the first quarter of 2020 was allocated entirely to our Education reporting unit. We utilized an implied market value method under the market approach to calculate the fair value of the Education reporting unit as of March 31, 2020, which we determined was the best approximation of fair value of the Education reporting unit in the current social and economic environment. This method included the determination of the Company's overall enterprise value, from which the fair value of the HMH Books & Media reporting unit was deducted to derive the fair value of the Education reporting unit. The relevant inputs and assumptions used in the valuation of the Education reporting unit included our market capitalization, selection of a control premium, and the determination of an appropriate market multiple to value the HMH Books & Media reporting unit, as well as the fair value of individual assets and liabilities. Based on our interim impairment assessment, we concluded that our goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $279.0 million in 2020.

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

3.	Significant Accounting Policies and Recent Accounting Standards

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates, assumptions and judgments by management that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities in the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions including, but not limited to, book returns, deferred revenue and related standalone selling price estimates, allowance for bad debts, recoverability of advances to authors, valuation of inventory, financial instruments valuation, income taxes, pensions and other postretirement benefits obligations, contingencies, litigation, depreciation and amortization periods, and the recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles and goodwill, and operating lease assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat it, as well as the economic impact on local, regional, national and international customers and markets. Actual results may differ from those estimates.

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

Contracts are sometimes modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes the existing, enforceable rights and obligations. In instances where contract modifications are for products or services that are not distinct from the existing contract due to the inability to use, consume or sell the products or services on their own to generate economic benefits and are accounted for as if they were part of that existing contract. The effect of such a contract modification on the transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. We enter into certain contracts that have multiple performance obligations, one or more of which may be delivered subsequent to the delivery of other performance obligations. These performance obligations may include print and digital media, professional development services, training, software licenses, access to hosted content, and various services related to the software including, but not limited to hosting, maintenance and support, and implementation. We allocate the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved standard pricing discounts related to the performance obligations. Generally, our performance obligations include print and digital textbooks and instructional materials, formative assessment materials and multimedia instructional programs; access to hosted content; and services including professional development, consulting and training. Our contracts may also contain software performance obligations including perpetual and subscription-based licenses and software maintenance and support services.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers and are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, we extend credit to customers that satisfy predefined criteria. We estimate the collectability of our receivables and develop those estimates to reflect the risk of credit loss. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We monitor our ongoing credit exposure through an active review of collection trends and specific facts and circumstances. Our activities include monitoring the timeliness of payment collection and performing timely customer account reconciliations.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consist primarily of sales commissions, are deferred and amortized over the period of contract performance. Applying the practical expedient, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Amortization expense is included in selling and administrative expenses.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Advertising Costs and Sample Expenses

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $0.7 million, $1.1 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Sample expenses are charged to selling and administrative expenses when the samples are shipped.

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

Inventories

Inventories are stated at the lower of weighted-average cost or net realizable value. The level of obsolete and excess inventory is estimated on a program or title level-basis (at a SKU level) by comparing the number of units in stock with past usage and the expected future demand. The expected future demand of a program or title is determined by the copyright year, recent sales history, the future sales forecast, and known forward-looking trends including our development cycle to replace the title or program and competing titles or programs.

Property, Plant, and Equipment, inclusive of Capitalized Internal-Use Software and Software Development Costs

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

We review internal-use software and software development costs for impairment. For the years ended December 31, 2021, 2020 and 2019, there was no impairment of internal-use software and software developments costs.

Pre-publication Costs

We capitalize the art, prepress, manuscript and other costs incurred in the creation of the master copy of a book or other media (the “pre-publication costs”). Pre-publication costs are primarily amortized from the year of sale over five years using the sum-of-the-years-digits method, which is an accelerated method for calculating an asset’s amortization. Under this method, the amortization expense recorded for a pre-publication cost asset is approximately 33% (year 1), 27% (year 2), 20% (year 3), 13% (year 4) and 7% (year 5). Pre-publication costs recorded in connection with the acquisition of the EdTech business are amortized over 7 years on a projected sales pattern. The amortization methods and periods chosen best reflects the pattern of expected sales generated from individual titles or programs. We periodically evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities. Amortization expense related to pre-publication costs for the years ended December 31, 2021, 2020 and 2019 were $108.6 million, $125.8 million and $149.3 million, respectively.

We review pre-publication costs for impairment. For the years ended December 31, 2021, 2020 and 2019, there was no impairment of pre-publication costs.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Other intangible assets principally consist of branded trademarks and trade names, acquired publishing rights and customer relationships. Goodwill and indefinite-lived intangible assets (certain trademarks and tradenames) are not amortized, but are reviewed at least annually for impairment or earlier, if an indication of impairment exists. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include our market capitalization, and selection of a control premium.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test for goodwill or we can perform the quantitative impairment test. In performing the qualitative assessment, events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors are considered when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

If we perform the quantitative impairment test and the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, goodwill

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

is deemed impaired and is written down to the extent of the difference between the fair value of the reporting unit and the carrying value.

We estimate the total fair value by using one or more of various valuation techniques including an evaluation of our market capitalization and peer company multiples depending on the best approximation of fair value in the current social and economic environment. With regard to indefinite-lived intangible assets, which includes only the Houghton Mifflin Harcourt tradename, the recoverability is evaluated using a one-step process whereby we determine the fair value by asset and then compare it to its carrying value to determine if the asset is impaired. We estimate the fair value by preparing a relief-from-royalty discounted cash flow analysis using forward looking revenue projections. The significant assumptions used in discounted cash flow analysis include: future net sales, a long-term growth rate, a royalty rate and a discount rate used to present value future cash flows and the terminal value of the reporting unit. The discount rate is based on the weighted-average cost of capital method at the date of the evaluation. Adverse changes in our market capitalization or peer company multiples by an equivalent amount could give rise to an impairment.

We test goodwill for impairment on an annual basis, as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have concluded that we have one reporting unit and that our chief operating decision maker is our chief executive officer. We have assigned the entire balance of goodwill to our one reporting unit. We completed our annual goodwill impairment test as of October 1, 2021 and 2020 and did not identify an impairment. For October 1, 2021, we assessed qualitative factors and determined it was not necessary to perform a quantitative impairment test for goodwill. Our qualitative assessment included company-specific (e.g., financial performance and long-range plans), industry, and macroeconomic factors, as well as consideration of the fair value of the reporting unit relative to its carrying value at the last valuation date. Based on our qualitative assessment, we believe it is more likely than not that the fair value of our reporting unit exceeded its carrying value and no further impairment testing is required. Through December 31, 2021, there were no events or changes in circumstances that indicated that the carrying value of goodwill may not be recoverable. For October 1, 2020, we performed a quantitative analysis using consistent methodologies and assumptions. The fair value of the Education reporting unit exceeded its carrying value by approximately 18% as of October 1, 2020. We recorded a goodwill impairment charge of $279.0 million for the year ended December 31, 2020. Refer to Note 2 for a discussion of the factors and circumstances leading to the goodwill impairment in the first quarter of 2020. There was no goodwill impairment for the year ended December 31, 2019. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

We completed our annual indefinite-lived asset impairment tests as of October 1, 2021 and 2020. No indefinite-lived intangible assets were deemed to be impaired for the years ended December 31, 2021, 2020 and 2019. The fair value significantly exceeded its carrying value as of October 1, 2021 and was in excess of its carrying value by approximately 18% as of October 1, 2020.

Due to the HMH Books & Media segment being classified as held for sale as of March 31, 2021, we performed an impairment analysis over the HMH Books & Media long-lived asset group during the first quarter of 2021. As the sale price was in excess of the carrying value of the asset group, no impairment was identified. Additionally, we considered the impacts of the HMH Books & Media sale and related segment change on our Education reporting unit, to which goodwill and indefinite-lived intangibles are entirely allocated, and noted no impact to its valuation.

Publishing Rights

A publishing right is an acquired right that allows us to publish and republish existing and future works as well as create new works based on previously published materials. We determined the fair market value of the publishing rights arising from business combinations by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. We calculate amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

taxes over the remaining useful life. Acquired publication rights, as well as customer-related intangibles with definitive lives, are primarily amortized on an accelerated basis over periods ranging from 3 to 20 years.  We review our publishing rights for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  No publishing rights were deemed to be impaired for the years ended December 31, 2021, 2020 and 2019.

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

Stock-Based Compensation

Certain employees and directors have been granted stock options and restricted stock units in our common stock. Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price based on the target value of the award for restricted stock units, the Monte Carlo simulation for market-based restricted stock units and the Black-Scholes valuation model for stock options. We recognize stock-based compensation expense over the awards requisite service period on a straight-line basis for time-based stock options and restricted stock units, and on a graded basis for restricted stock units that are contingent on the achievement of performance conditions.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in the equity of an enterprise except those resulting from stockholder transactions. The amounts shown on the consolidated statements of stockholders’ equity and comprehensive income (loss) relate to the cumulative effect of changes in pension and postretirement liabilities, foreign currency translation gain and loss adjustments, unrealized gains and losses on short-term investments and gains and losses on derivative instruments.

Foreign Currency Translation

The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the subsidiary operates, generally defined as the currency in which the entity generates and expends cash. Foreign currency denominated assets and liabilities are translated into United States dollars at current rates as of the balance sheet date and the revenue, costs and expenses are translated at the average rates established during each reporting period. Cumulative translation gains or losses are recorded in equity as an element of accumulated other comprehensive income (loss).

Financial Instruments

Derivative financial instruments are employed to manage risks associated with interest rate exposures and are not used for trading or speculative purposes. We recognize all derivative instruments in our consolidated balance sheets at fair value. Changes in the fair value of derivatives are recognized periodically either in earnings or in stockholders’ equity as a component of accumulated other comprehensive income (loss), depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or a cash flow hedge. Gains and losses on derivatives designated as hedges, to the extent they are effective, are recorded in other comprehensive income (loss), and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. Changes in the fair value of derivatives not qualifying as hedges are reported in earnings. During 2020 and 2019, our interest rate swaps were designated as hedges and the majority qualified for hedge accounting. The interest rate derivative contracts matured on July 22, 2020. We recorded an unrealized loss of $3.4 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the period ended December 31, 2019. Our foreign exchange forward contracts did not qualify for hedge accounting because we did not contemporaneously document our hedging strategy upon entering into the hedging arrangements.

Treasury Stock

We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. Upon retirement the excess over par value is charged against capital in excess of par value.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Except where the result would be anti-dilutive, net income (loss) per share is computed using the treasury stock method for the exercise of stock options. For periods in which the Company has reported net losses, diluted net income (loss) per share attributable to common stockholders is the same as basic net income (loss) per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net income (loss) per share attributable to common stockholders is the same as basic net income (loss) per share attributable to common stockholders for the years ended December 31, 2020 and 2019.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Reclassifications

Certain 2020 amounts within the long-term assets section of the balance sheet have been reclassified to conform to the current year presentation.

Recent Accounting Standards

Recent accounting pronouncements, not included below, are not expected to have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. The guidance is intended to address inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized. At the acquisition date, an entity should account for the related revenue contracts in accordance with existing revenue recognition guidance generally by assessing how the acquiree applied recognition and measurement in their financial statements. The amended guidance is effective January 1, 2023 on a prospective approach. Early adoption is permitted.

Recently Adopted Accounting Standards

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles, including simplification of areas such as franchise taxes, step-up in tax basis of goodwill, intraperiod allocations, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. We adopted the guidance on January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

On May 10, 2021, we completed the sale of all of the assets and liabilities used primarily in the HMH Books & Media segment, our consumer publishing business, for cash consideration of $349.0 million, subject to a customary working capital adjustment resulting in a payment to the purchaser of $8.4 million, and the purchaser’s assumption of all liabilities relating to the HMH Books & Media business, subject to specified exceptions. Upon closing of the transaction, all HMH Books & Media employees became employees of the purchaser. Net proceeds from the sale after the payment of transaction costs and exclusive of working capital adjustment, were approximately $337.0 million, all of which we used to pay down debt. In connection with the sale of HMH Books & Media, we entered into a Transition Services Agreement (“TSA”) with the purchaser whereby we will perform certain support functions for a period of up to 12 months. Upon the signing of the asset purchase agreement on March 26, 2021, the HMH Books & Media business qualified as a discontinued operation and accordingly, all results of the HMH Books & Media business have been removed from continuing operations for all periods presented. The results of the HMH Books & Media business were previously reported in its own reportable segment. We currently report our revenues and financial results from continuing operations under one reportable segment.

Selected financial information of the HMH Books & Media business included in discontinued operations is below. Included within the loss from discontinued operations is interest expense which was allocated to the HMH Books & Media business as we used the proceeds from the sale to pay down debt, which was required by our debt facilities, as we did not reinvest such amounts in the business.

	For the Year Ended December 31,
	2021	2020	2019
Net sales	$63,047	$190,838	$178,884
Costs	53,119	164,522	161,788
Amortization	1,413	7,266	11,120
Interest expense	9,430	28,251	19,287
Loss from discontinued operations before taxes	$(915)	$(9,201)	$(13,311)
Income tax expense (benefit)	90	(53)	347
Loss from discontinued operations, net of tax	$(1,005)	$(9,148)	$(13,658)

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

December 31,
2020
Accounts receivable, net	$64,002
Inventories	21,410
Prepaid expenses and other assets	655
Property, plant, and equipment, net	4,401
Pre-publication costs, net	329
Royalty advances to authors, net	40,060
Other intangible assets, net	26,100
Other assets	3,096
Total assets of discontinued operations	$160,053
Accounts payable	10,353
Royalties payable	17,628
Salaries and wages payable	221
Other liabilities	2,460
Total liabilities of discontinued operations	$30,662

5.	Balance Sheet Information

Account Receivable

Accounts receivable at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Accounts receivable	$143,023	$97,197
Allowance for bad debt	(3,459)	(3,790)
Reserve for book returns	(4,069)	(4,577)
	$135,495	$88,830

As of December 31, 2021 and 2020, no one individual customer comprised more than 10% of our accounts receivable, net balance. We believe that our accounts receivable credit risk exposure is limited and we have not experienced significant write-downs in our accounts receivable balances.

We are exposed to credit losses primarily through our accounts receivable. We develop estimates to reflect the risk of credit loss which are based on an evaluation of accounts receivable aging, prior collection experience, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. We write off the asset when it is no longer deemed collectible. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection and performing timely customer account reconciliations. As of December 31, 2021, we reported allowances for doubtful accounts of $3.5 million, compared to $3.8 million at December 31, 2020, reflecting a decrease of $0.3 million for the year ended December 31, 2021.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Inventories

Inventories at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Finished goods	$109,893	$135,385
Raw materials	7,576	10,168
Inventories	$117,469	$145,553

Property, Plant, and Equipment

Balances of major classes of assets and accumulated depreciation and amortization at December 31, 2021 and 2020 were as follows:

	2021	2020
Land and land improvements	$2,840	$2,840
Building and building equipment	3,201	3,221
Machinery and equipment	10,687	9,909
Capitalized software and internal-use software	664,489	641,027
Leasehold improvements	23,192	24,266
	704,409	681,263
Less: Accumulated depreciation and amortization	(623,964)	(592,462)
Property, plant, and equipment, net	$80,445	$88,801

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense related to property, plant, and equipment were $44.9 million, $49.9 million and $60.7 million, respectively.

Substantially all property, plant, and equipment are pledged as collateral under our term loan and revolving credit facility.

The following represents long-lived assets (property, plant, and equipment and operating lease assets) outside of the United States, which are substantially in Ireland. All other long-lived assets are located in the United States.

(in thousands)	2021	2020
Long-lived assets—International	$5,088	$6,487

Contract Assets and Liabilities, Contract Costs and Net Sales

Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepaid expenses and other assets on our consolidated balance sheets. Contract liabilities consist of deferred revenue (current and long-term). The following table presents changes in contract assets and contract liabilities during the year ended December 31, 2021:

	December 31,	December 31,
	2021	2020	$ Change	% Change
Contract assets	$757	$580	$177	30.5%
Contract liabilities (deferred revenue)	$964,675	$905,284	$59,391	6.6%

The $59.4 million increase in our contract liabilities from December 31, 2020 to December 31, 2021 was primarily due to higher billings in the period attributed to the growth during a period of recovery during the COVID-19 pandemic, which materially impacted 2020, exceeding the satisfaction of performance obligations related to physical and digital products, and services during the period.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We capitalize incremental commissions paid to sales representatives for obtaining product sales as well as service contracts unless the capitalization and amortization of such costs are not expected to have a material impact on the financial statements. Applying the practical expedient within the accounting guidance, we recognize sales commission expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. We had deferred commissions in the amount of $35.1 million and $30.7 million at December 31, 2021 and 2020, respectively, and amortized $18.1 million, $12.9 million and $13.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The amortization is included in selling and administrative expenses.

Costs to fulfill a contract are directly related to a contract that will be used to satisfy a performance obligation in the future and are expected to be recovered. These costs are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Our assets associated with incremental costs to fulfill a contract were $22.5 million and $14.7 million at December 31, 2021 and 2020, respectively, and are included within prepaid expenses and other assets (current) and other assets (long term) on our consolidated balance sheet. We recorded amortization of $6.0 million, $3.8 million and $4.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. The amortization is included in cost of sales, excluding publishing rights and pre-publication amortization.

During the years ended December 31, 2021, 2020 and 2019, we recognized the following net sales as a result of changes in the contract assets and contract liabilities balances:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net sales recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$320,453	$295,675	$229,557

As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations, which includes deferred revenue and open orders, was $1.1 billion, and we will recognize approximately 75% to net sales over the next 1 to 3 years.

The following table disaggregates our net sales by major source:

	December 31,
	2021	2020	2019
Core solutions (1)	$550,300	$459,350	$578,675
Extensions (2)	500,502	381,104	633,115
Net sales	$1,050,802	$840,454	$1,211,790

(1)  Comprehensive solutions primarily for reading, math, science and social studies programs.

(2)  Primarily consists of our Heinemann brand, intervention, supplemental, and formative assessment products as well as professional services.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following is a schedule of net sales by geographic region:

(in thousands)
Year Ended December 31, 2021
Net sales—U.S.	$1,009,225
Net sales—International	41,577
Total net sales	$1,050,802
Year Ended December 31, 2020
Net sales—U.S.	$805,229
Net sales—International	35,225
Total net sales	$840,454
Year Ended December 31, 2019
Net sales—U.S.	$1,149,527
Net sales—International	62,263
Total net sales	$1,211,790

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

6. Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill of $438.0 million for the year ended December 31, 2021. In accordance with the provisions of the accounting standard for goodwill and other intangible assets, goodwill and certain indefinite-lived tradenames are not amortized but rather are assessed for impairment on an annual basis. Accumulated impairment losses on goodwill as of December 31, 2021 was $279.0 million. Refer to Note 2 for a discussion of the valuation of goodwill, indefinite-lived intangible assets and long-lived assets along with the triggering event which resulted in a goodwill impairment of $279.0 million during the year ended December 31, 2020. There was no impairment charge recorded in the years ended December 31, 2021 and 2019.

Other intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Total	Cost	Amortization	Total
Trademarks and tradenames: indefinite- lived	$161,000	$—	$161,000	$161,000	$—	$161,000
Trademarks and tradenames: definite- lived	130,730	(64,094)	66,636	133,330	(46,810)	86,520
Publishing rights	1,050,000	(1,041,125)	8,875	1,050,000	(1,030,437)	19,563
Customer related and other	424,140	(300,361)	123,779	427,140	(291,739)	135,401
Other intangible assets, net	$1,765,870	$(1,405,580)	$360,290	$1,771,470	$(1,368,986)	$402,484

On July 8, 2021, we sold the intellectual property, including the copyrights and trademarks, of certain product titles for total cash proceeds of $5.0 million. We had approximately $1.3 million of other intangible assets at the time of sale and we recorded a gain on sale of $3.7 million, net of tax, during the year ended December 31, 2021.

Amortization expense for definite-lived intangible assets, publishing rights and customer related and other intangibles were $40.9 million, $38.7 million and $41.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Trademarks		Other
	and	Publishing	Intangible
	Tradenames	Rights	Assets
2022	13,300	7,568	9,940
2023	4,226	1,307	9,761
2024	4,044	—	8,310
2025	4,044	—	8,121
2026	4,044	—	7,979
Thereafter	36,978	—	79,668
	$66,636	$8,875	$123,779

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

7.	Debt

Our debt consisted of the following:

	December 31,	December 31,
	2021	2020
$380,000 term loan due November 22, 2024, interest payable quarterly (net of discount and issuance costs)	$20,996	$346,091
$306,000 senior secured notes due February 15, 2025, interest payable semi-annually (net of discount and issuance costs)	$296,583	$297,601
	317,579	643,692
Less: Current portion of long-term debt	—	(19,000)
Total long-term debt, net of discount and issuance costs	$317,579	$624,692
Revolving credit facility	$—	$—

Long-term debt repayments due in each of the next five years and thereafter is as follows:

Year
2022	—
2023	—
2024	21,695
2025	303,274
2026	—
$324,969

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

Term Loan Facility

On November 22, 2019, we entered into a second amended and restated term loan credit agreement for an aggregate principal amount of $380.0 million (the “term loan facility”). The term loan facility matures on November 22, 2024 and the interest rate per annum is equal to, at the option of the Company, either (a) LIBOR plus a margin of 6.25% or (b) an alternate base rate plus a margin of 5.25%. As of December 31, 2021, the interest rate on the term loan facility was 7.25%. We repaid $334.6 million of the term loan facility during the second quarter of 2021 utilizing proceeds from the sale of the HMH Books & Media business. We were required to repay debt under the term loan facility as we did not intend to reinvest the proceeds from the sale in the business. There are no future quarterly repayment installments required and the balance is payable on the maturity date. In connection with the repayment, we recorded a loss on extinguishment of debt totaling $12.5 million relating to the pro rata write-off of a portion of the unamortized deferred financing costs and discount.

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

These interest rate swaps were designated as cash flow hedges and qualified for hedge accounting under the accounting guidance related to derivatives and hedging. Accordingly, we recorded an unrealized loss of $3.4 million in our statements of comprehensive income (loss) to account for the changes in fair value of these derivatives during the year ended December 31, 2019. We reclassified $1.9 million from other comprehensive income (loss) to earnings during the year ended December 31, 2020. We had no interest rate derivative contracts outstanding as of December 31, 2021.

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

The revolving credit facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a trailing four-quarter basis only during certain periods commencing when excess availability under the revolving credit facility is less than certain limits prescribed by the terms of the revolving credit facility. The revolving credit facility is subject to usual and customary conditions, representations, warranties and covenants, including restrictions on additional indebtedness, liens, investments, mergers, acquisitions, asset dispositions, dividends to stockholders, repurchase or redemption of our stock, transactions with affiliates and other matters. The revolving credit facility is subject to customary events of default.  If an event of default occurs and is continuing, the administrative agent may, or at the request of certain required lenders shall, accelerate the obligations outstanding under the revolving credit facility. As of December 31, 2021, no amounts are outstanding under the revolving credit facility.

As of December 31, 2021, the minimum fixed charge coverage ratio covenant under our revolving credit facility was not applicable, due to our level of borrowing availability. The minimum fixed charge coverage ratio, which is only tested in limited situations, is 1.0 to 1.0 through the end of the facility.

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

We lease property and equipment under finance and operating leases. We have operating leases for various office space and facilities, warehouse equipment, automobile fleet and office equipment that expire at various dates through 2033. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) as combined with the non-lease components (e.g., common-area maintenance costs). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We sublease certain real estate office space to third parties. Our sublease portfolio consists of operating leases.

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

Lease Position as of December 31, 2021 and 2020

The table below presents the lease assets and liabilities recorded on the balance sheet.

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$110,572	$126,850
Total leased assets		$110,572	$126,850
Liabilities
Current
Operating	Operating lease liabilities	$7,539	$9,669
Noncurrent
Operating	Operating lease liabilities	127,426	132,014
Total lease liabilities		$134,965	$141,683
Weighted average remaining lease term Operating leases		8.1 Years	8.2 Years
Weighted average discount rate Operating leases (1)		12.41%	12.56%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Lease costs

Operating lease cost and sublease income totaled $35.0 million and $3.2 million, $34.9 million and $2.1 million, and $39.9 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net lease cost of $31.8 million, $32.8 million and $37.6 million for years ended December 31, 2021, 2020 and 2019, respectively, is included in the selling and administrative line item in our consolidated statements of operations. Operating lease cost includes short term leases and variable lease costs, which are not material.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet.

Operating
Maturity of Lease Liabilities	Leases
2022	19,874
2023	28,780
2024	29,996
2025	29,413
2026	24,800
Thereafter	92,597
Total lease payments	$225,460
Less: interest	(90,495)
Present value of lease liabilities	$134,965

Other Information

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2021, 2020 and 2019.

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases - 2021	$32,302
Operating cash flows for operating leases - 2020	$28,639
Operating cash flows for operating leases - 2019	$31,245

9.Restructuring, Severance and Other Charges

2021

During the year ended December 31, 2021, we recorded an asset impairment in the amount of $13.3 million for real estate consolidation costs relating to vacated office space primarily for certain floors in connection with the sale of our HMH Books & Media business, of which $11.7 million is reflected as a reduction in operating lease assets and $1.6 million as a reduction in property, plant, and equipment in our consolidated balance sheet as of December 31, 2021. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the operating lease asset and fixed assets based on their relative carrying values.

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

On September 30, 2020, we undertook a restructuring program, including a reduction in force, as part of the ongoing assessment of our cost structure amid the COVID-19 pandemic and in line with our strategic transformation plan. The reduction in force resulted in a 22% reduction in our workforce, including positions eliminated as part of the voluntary retirement incentive program mentioned above, and net of newly created positions to support our digital first operations. The reduction in force resulted in the departure of approximately 525 employees and was completed in October 2020. Each of the employees received separation payments in accordance with our severance policy. The total one-time, non-recurring cost incurred in connection with the restructuring program, inclusive of the voluntary retirement incentive program, (collectively the “2020 Restructuring Plan”) all of which represented cash expenditures, was approximately $30.9 million.

The following table provides a summary of our total costs associated with the 2020 Restructuring Plan, included in the restructuring/severance and other charges line item within our consolidated statements of operations, by major type of cost:

	Year Ended	Year Ended	Total Amount
	December 31,	December 31,	Incurred
Type of Cost	2020	2021	to Date
Restructuring charges:
Severance and termination benefits	$31,874	$(951)	$30,923
	$31,874	$(951)	$30,923

Our restructuring liabilities are comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2020 Restructuring Plan:

	2021
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2020	Charges	payments	2021
Severance and termination benefits	$19,311	$(951)	$(17,955)	$405
	$19,311	$(951)	$(17,955)	$405
	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2019	Charges (1)	payments	2020
Severance and termination benefits	$—	$33,643	$(14,332)	$19,311
	$—	$33,643	$(14,332)	$19,311
(1)	Charges during 2020 is inclusive of $1,769 of discontinued operations.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

2019 Restructuring Plan

On October 15, 2019, our Board of Directors approved changes connected with our ongoing strategic transformation to simplify our business model and accelerate growth. This includes new product development and go-to-market capabilities, as well as the streamlining of operations company-wide for greater efficiency. These actions (the “2019 Restructuring Plan”) resulted in the net elimination of approximately 10% of our workforce, after taking into account new strategy-aligned positions that are expected to be added, and additional operating and capitalized cost reductions, including an approximately 20% reduction in previously planned content development expenditures over the next three years. These steps were intended to further simplify our business model while delivering increased value to customers, teachers and students. The workforce reductions were completed in the first quarter of 2020.

After considering additional headcount actions, implementation of the planned actions resulted in total charges of $15.8 million which was recorded in the fourth quarter of 2019. With respect to each major type of cost associated with such activities, substantially all costs were severance and other termination benefit costs and resulted in cash expenditures.

Further, as part of the strategic transformation plan, we recorded an incremental $9.8 million inventory obsolescence charge which was recorded in cost of sales in the statement of operations.

The following table provides a summary of our total costs associated with the 2019 Restructuring Plan, included in the restructuring/severance and other charges line item within our consolidated statements of operations, by major type of cost:

	Year Ended	Total Amount
	December 31,	Incurred
Type of Cost	2019	to Date
Restructuring charges:
Severance and termination benefits	$15,820	$15,820
	$15,820	$15,820

Our restructuring liabilities are primarily comprised of accruals for severance and termination benefits. The following is a rollforward of our liabilities associated with the 2019 Restructuring Plan:

	2021
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2020	Charges	payments	2021
Severance and termination benefits	$279	$—	$(279)	$—
	$279	$—	$(279)	$—

	2020
	Restructuring			Restructuring
	accruals at			accruals at
	December 31,		Cash	December 31,
	2019	Charges	payments	2020
Severance and termination benefits	$11,649	$—	$(11,370)	$279
	$11,649	$—	$(11,370)	$279

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

A summary of the significant components of the severance costs is as follows:

	2020
	Severance/			Severance/
	other			other
	accruals at	Severance/		accruals at
	December 31,	other	Cash	December 31,
	2019	expense	payments	2020
Severance costs	$758	$—	$(758)	$—
	$758	$—	$(758)	$—

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

	2019
	Severance/			Severance/
	other			other
	accruals at	Severance/		accruals at
	December 31,	other	Cash	December 31,
	2018	expense	payments	2019
Severance costs	$1,420	$2,534	$(3,196)	$758
	$1,420	$2,534	$(3,196)	$758
(1)	Severance/other expense during 2019 is inclusive of $1,050 of discontinued operations.

The current portion of the severance and other charges was $0.4 million and $19.6 million (inclusive of the 2019 Restructuring Plan and 2020 Restructuring Plan) as of December 31, 2021 and 2020, respectively.

10. Income Taxes

The components of income (loss) from continuing operations before taxes by jurisdiction are as follows:

	For	For	For
	the Year	the Year	the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
U.S.	$43	$(485,255)	$(200,231)
Foreign	4,703	2,214	3,910
Income (loss) before taxes	$4,746	$(483,041)	$(196,321)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Total income taxes by jurisdiction are as follows:

	For	For	For
	the Year	the Year	the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Income tax expense (benefit)
U.S.	$5,052	$(12,723)	$4,245
Foreign	(2,366)	372	(391)
	$2,686	$(12,351)	$3,854

Significant components of the expense (benefit) for income taxes attributable to income (loss) from continuing operations consist of the following:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Current
Foreign	$(42)	$267	$(1,048)
U.S.—Federal	4	—	—
U.S.—State and other	329	1,737	367
Total current	291	2,004	(681)
Deferred
Foreign	(2,324)	105	658
U.S.—Federal	2,330	(5,505)	1,908
U.S.—State and other	2,389	(8,955)	1,969
Total deferred	2,395	(14,355)	4,535
Income tax expense (benefit)	$2,686	$(12,351)	$3,854

The reconciliation of the income tax rate computed at the statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations is as follows:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Permanent items	76.1	(0.9)	(3.9)
Foreign rate differential	(0.4)	—	—
State and local taxes	(246.2)	2.0	(8.8)
Cancellation of debt income	—	—	(1.4)
Increase (decrease) in valuation allowance	101.5	(15.4)	(8.9)
Tax credits	104.6	(0.1)	(0.2)
Goodwill impairment	—	(4.0)	—
Effective tax rate	56.6%	2.6%	(2.0)%

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2021	2020
Tax assets related to
Net operating loss and other carryforwards	$290,695	$326,504
Returns reserve/inventory expense	27,475	39,095
Pension benefits	2,655	6,879
Postretirement benefits	4,644	4,480
Deferred interest (1)	209,155	226,227
Deferred revenue	153,899	141,775
Stock-based compensation	2,570	2,806
Deferred compensation	5,836	6,525
Research and development	14,475	12,435
Operating lease liabilities	33,485	33,963
Other, net	4,558	8,263
Valuation allowance	(610,252)	(662,569)
	$139,195	$146,383

	2021	2020
Tax liabilities related to
Indefinite-lived intangible assets	(68,169)	(53,400)
Definite-lived intangible assets	(14,063)	(21,578)
Depreciation and amortization expense	(36,000)	(45,279)
Operating lease assets	(27,219)	(30,245)
Other, net	(10,140)	(9,877)
	(155,591)	(160,379)
Net deferred tax liabilities	$(16,396)	$(13,996)

(1)

The deferred interest tax asset represents disallowed interest deductions under Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) of the Internal Revenue Code of 1986, as amended (“IRC”) for the current and prior years. At December 31, 2021 and 2020, we had gross deferred interest deductions totaling $812.5 million and $900.2 million, respectively. The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j). A full valuation allowance has been provided against deferred tax assets, excluding $5.0 million of foreign deferred tax assets which are expected to be realized, net of deferred tax liabilities resulting from indefinite-lived intangibles.

The net deferred tax liability balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on our consolidated balance sheets as follows:

	2021	2020
Non-current deferred tax assets	$4,997	$2,415
Non-current deferred tax liabilities	(21,393)	(16,411)
	$(16,396)	$(13,996)

The gross amount of unrecognized tax benefits, excluding accrued interest and penalties, is $15.7 million. There has been no reductions or additions based on tax positions related to the prior year in 2021, 2020 and 2019.

  We are currently open for audit under the statute of limitation for Federal, state and foreign jurisdictions for years 2018 to 2021. However, carryforward attributes from prior years may still be adjusted upon examination by tax authorities if they are used in a future period.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We report penalties and tax-related interest expense on unrecognized tax benefits as a component of the provision for income taxes in the accompanying consolidated statement of operations. At December 31, 2021 and 2020, accrued interest and penalties in the accompanying consolidated balance sheet and interest and penalties included in the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 were immaterial.

As of December 31, 2021, we have approximately $923.0 million of Federal tax loss carryforwards, of which $476.3 million will expire between 2034 and 2037. The Company has approximately $446.7 million of post-tax reform Federal tax loss carryforwards which have an indefinite life, though are limited in their use by 80% of taxable income. The Company has approximately $1,345.2 million of state tax loss carryforwards, which will expire between 2022 and 2041. In addition, we have foreign tax credit carryforwards of $2.3 million and research and development credit carryforwards of $4.2 million, which will expire between 2022 and 2036. The Company’s Irish net operating losses of $141.2 million, which are reduced by a reserve for uncertain tax positions of $123.6 million, are not subject to expiration. The Canadian Federal losses of $0.1 million will expire between 2033 and 2037. The Puerto Rico alternative minimum tax credit carryforwards of $2.8 million are not subject to expiration.

Under Section 382 of the IRC, substantial changes in the Company’s ownership may limit the amount of net operating loss and Section 163(j) carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of net operating loss carryforwards before they expire. The Company performed an analysis through December 31, 2020, and determined any potential ownership change under Section 382 prior to 2021 would not have a material impact on the future utilization of U.S. net operating losses and tax credits. However, future transactions in the Company’s common stock could trigger an ownership change for purposes of Section 382, which could limit the amount of net operating loss carryforwards and other attributes that could be utilized annually in the future to offset taxable income, if any. Any such limitation, whether as the result of sales of common stock by our existing stockholders or sales of common stock by the Company, could have a material adverse effect on results of operations in future years.

U.S. income taxes on the undistributed earnings of the Company’s non-U.S. subsidiaries have not been provided for as the Company currently plans to indefinitely reinvest these amounts and has the ability to do so.

Based on our assessment of historical pre-tax losses and the fact that we did not anticipate sufficient future taxable income in the near term to assure utilization of certain deferred tax assets, the Company recorded a valuation allowance at December 31, 2021 and 2020 of $610.3 million and $662.6 million, respectively. We have decreased our valuation allowance by $(52.3) million in 2021 with $(53.7) million as a component of discontinued operations and $4.8 million increase as a component of continuing operations and $(3.4) million decrease as a component of other comprehensive income.

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

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of our plans as of and for the financial statement period ended December 31, 2021 and 2020:

	2021	2020
ABO at end of period	$160,178	$179,408
Change in PBO
PBO at beginning of period	$179,408	$169,364
Interest cost on PBO	2,999	4,388
Plan settlements	(6,636)	(4,990)
Actuarial loss (gain)	(7,860)	18,447
Benefits paid	(7,733)	(7,801)
PBO at end of period	$160,178	$179,408
Change in plan assets
Fair market value at beginning of period	$153,754	$145,716
Actual return	10,948	16,060
Company contribution	1,176	4,769
Plan settlements	(6,636)	(4,990)
Benefits paid	(7,733)	(7,801)
Fair market value at end of period	$151,509	$153,754
Unfunded status	$(8,669)	$(25,654)

Amounts recognized in the consolidated balance sheets at December 31, 2021 and 2020 consist of:

	2021	2020
Current liabilities	$(185)	$(1,593)
Noncurrent liabilities	(8,484)	(24,061)
Net amount recognized	$(8,669)	$(25,654)

Additional year-end information for pension plans with ABO in excess of plan assets at December 31, 2021 and 2020 consist of:

	2021	2020
PBO	$160,178	$179,408
ABO	160,178	179,408
Fair value of plan assets	151,509	153,754

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at December 31, 2021 and 2020 are:

	2021	2020
Discount rate	2.7%	2.2%
Increase in future compensation	N/A	N/A

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic pension (income) cost includes the following components:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Interest cost on projected benefit obligation	$2,999	$4,388	$6,045
Expected return on plan assets	(7,476)	(7,419)	(7,659)
Amortization of net loss	2,734	2,325	1,028
Settlement loss recognized	1,326	1,100	—
Net pension (income) expense recognized for the period	$(417)	$394	$(586)

Significant actuarial assumptions used to determine net periodic pension cost at December 31, 2021, 2020 and 2019 are:

	2021	2020	2019
Discount rate	2.2%	3.1%	4.2%
Increase in future compensation	N/A	N/A	N/A
Expected long-term rate of return on assets	5.5%	5.5%	5.5%

Assumptions on Expected Long-Term Rate of Return as Investment Strategies

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonability and appropriateness. We regularly review the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The current targeted asset allocation is 34% with equity managers, 56% with fixed income managers, 5% with real-estate investment trust managers and 5% with hedge fund managers. For 2022, we will use a 5.50% long-term rate of return for the Retirement Plan. We will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

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

Investment Policy and Investment Targets

The tax qualified plans consist of the U.S. pension plan. We fund amounts for our qualified pension plans at least sufficient to meet minimum requirements of local benefit and tax laws. The investment objectives of our pension plan asset investments are to provide long-term total growth and return, which includes capital appreciation and current income. The nonqualified noncontributory defined benefit pension plan is generally not funded. Assets were invested among several asset classes.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The percentage of assets invested in each asset class at December 31, 2021 and 2020 is shown below.

	2021	2020
	Percentage	Percentage
	in Each	in Each
Asset Class	Asset Class	Asset Class
Equity	33.2%	33.5%
Fixed income	54.1	52.7
Real estate investment trust	6.4	7.0
Other	6.3	6.8
	100.0%	100.0%

Fair Value Measurements

The fair value of our pension plan assets by asset category at December 31 were as follows:

	December 31,	Not subject
	2021	to leveling (1)
Cash and cash equivalents	$285	$285
Equity securities
U.S. equity	28,347	28,347
Non-US equity	14,494	14,494
Emerging markets equity	7,499	7,499
Fixed income
Government bonds	30,771	30,771
Corporate bonds	46,172	46,172
Mortgage-backed securities	642	642
Asset-backed securities	1,066	1,066
International fixed income	3,352	3,352
Alternatives
Real estate	9,676	9,676
Hedge funds	8,882	8,882
Other	323	323
	$151,509	$151,509

(1)	Investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

	December 31,	Not subject
	2020	to leveling (1)
Cash and cash equivalents	$1,914	$1,914
Equity securities
U.S. equity	27,765	27,765
Non-US equity	15,544	15,544
Emerging markets equity	8,259	8,259
Fixed income
Government bonds	28,855	28,855
Corporate bonds	46,228	46,228
Mortgage-backed securities	9	9
Asset-backed securities	810	810
Commercial mortgage-backed securities	604	604
International fixed income	4,485	4,485
Alternatives
Real estate	10,689	10,689
Hedge funds	8,228	8,228
Other	364	364
	$153,754	$153,754

We recognize that risk and volatility are present to some degree with all types of investments. However, high levels of risk are minimized through diversification by asset class, and by style of each fund.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid.

Fiscal Year Ended	Pension
2022	$11,574
2023	11,635
2024	11,670
2025	11,883
2026	11,953
2027–2031	56,698

Expected Contributions

We expect to contribute $3.0 million in 2022.

Postretirement Benefit Plan

We also provide postretirement medical benefits to retired full-time, nonunion employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets, and the funded status of our plan as of and for the financial statement periods ended December 31, 2021 and 2020.

	2021	2020
Change in APBO
APBO at beginning of period	$18,121	$16,684
Service cost (benefits earned during the period)	75	67
Interest cost on APBO	271	426
Employee contributions	114	184
Actuarial loss (gain)	762	2,857
Benefits paid	(1,785)	(2,097)
APBO at end of period	$17,558	$18,121
Change in plan assets
Fair market value at beginning of period	$—	$—
Company contributions	1,713	1,913
Employee contributions	114	184
Benefits paid	(1,827)	(2,097)
Fair market value at end of period	$—	$—
Unfunded status	$(17,558)	$(18,121)

Amounts for postretirement benefits accrued in the consolidated balance sheets at December 31, 2021 and 2020 consist of:

	2021	2020
Current liabilities	$(1,618)	$(1,555)
Noncurrent liabilities	(15,940)	(16,566)
Net amount recognized	$(17,558)	$(18,121)

Amounts not yet reflected in net periodic benefit cost and recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of:

	2021	2020
Net (loss) gain	$(1,813)	$(1,050)
Prior service cost	(341)	(384)
Accumulated other comprehensive (loss) income	$(2,154)	$(1,434)

Weighted average actuarial assumptions used to determine APBO at year-end December 31, 2021 and 2020 are:

	2021	2020
Discount rate	2.7%	2.2%
Health care cost trend rate assumed for next year	5.3%	5.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Net periodic postretirement benefit cost included the following components:

	2021	2020	2019
Service cost	$76	$67	$58
Interest cost on APBO	270	426	582
Amortization of unrecognized prior service cost	42	42	42
Amortization of net (gain) loss	—	(7)	(164)
Net periodic postretirement benefit expense	$388	$528	$518

Significant actuarial assumptions used to determine postretirement benefit cost at December 31, 2021, 2020 and 2019 are:

	2021	2020	2019
Discount rate	2.2%	3.1%	4.2%
Health care cost trend rate assumed for next year	5.5%	5.8%	6.1%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038	2038

Assumed health care trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2021 and 2020 for the postretirement medical plan:

	2021	2020
One-percentage-point increase
Effect on total of service and interest cost components	$2	$2
Effect on postretirement benefit obligation	98	87
One-percentage-point decrease
Effect on total of service and interest cost components	(2)	(2)
Effect on postretirement benefit obligation	(86)	(77)

The following table presents the change in other comprehensive loss for the year ended December 31, 2021 related to our pension and postretirement obligations.

	Pension	Postretirement
	Plans	Benefit Plan	Total
Sources of change in accumulated other comprehensive income (loss)
Net gain (loss) arising during the period	$12,628	$(762)	$11,866
Amortization of net gain	2,734	—	2,734
Total accumulated other comprehensive income (loss) recognized during the period	$15,362	$(762)	$14,600

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) over the next fiscal year.

	Pension	Postretirement
	Plans	Benefit Plan
Prior service credit (cost)	$—	$(42)
Net gain (loss)	(2,064)	(4)
	$(2,064)	$(46)

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Amounts not yet reflected in net periodic benefit cost for pension plans and postretirement plan and recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 consist of:

	2021	2020
Net actuarial loss	$(29,619)	$(44,219)
Accumulated other comprehensive loss	$(29,619)	$(44,219)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid:

Postretirement
Fiscal Year Ended	Benefit Plan
2022	$1,618
2023	1,568
2024	1,507
2025	1,417
2026	1,340
2027-2031	5,623

Expected Contribution

We expect to contribute approximately $1.6 million in 2022.

Defined Contribution Retirement Plan

We maintain a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the IRC and covers substantially all of our eligible employees. Participants may elect to contribute up to 50.0% of their compensation subject to an annual limit. We provide a matching contribution in amounts up to 3.0% of employee contributions. The 401(k) contribution expense amounted to $5.5 million, $6.8 million and $7.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We did not make any additional discretionary contributions in 2021, 2020 and 2019.

12.	Stock-Based Compensation

Total compensation expense related to grants of stock options, restricted stock units, and purchases under the employee stock purchase plan recorded in the years ended December 31, 2021, 2020 and 2019 was approximately $12.2 million, $11.2 million and $13.2 million, respectively, and is included in selling and administrative expense.

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

As of December 31, 2021, there were 5,715,174 shares authorized and available for future issuance under the Plan. The vesting terms for equity awards generally range from 1 to 4 years over equal annual installments and generally expire seven years after the date of grant.

Stock Options

The following table summarizes option activity for certain employees in our stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2020	1,897,212	$12.95
Forfeited	(60,000)	21.36
Balance at December 31, 2021	1,837,212	$12.68
Vested and expected to vest at December 31, 2021	1,837,212	$12.68
Exercisable at December 31, 2021	1,802,871	$12.82

As of December 31, 2021, the range of exercise prices is $5.25 to $18.57 with a weighted average remaining contractual life of 2.4 years for options outstanding. The weighted average remaining contractual life for options vested and expected to vest and exercisable was 2.4 years and 2.3 years, respectively. The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option as of the balance sheet date. The intrinsic value of options outstanding, options vested and expected to vest, and options exercisable was $7.4 million, $7.4 million and $7.1 million at December 31, 2021, respectively. The intrinsic value of options outstanding, options vested and expected to vest, and options exercisable was zero at December 31, 2020.

As of December 31, 2021, there remained no unearned compensation expense related to unvested stock options.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Restricted Stock Units

The following table summarizes restricted stock activity for grants to certain employees and independent members of the board of directors in our restricted stock units:

	Restricted Stock Units
		Weighted
		Average
	Numbers of	Grant Date
	Units	Fair Value
Balance at December 31, 2020	5,689,809	$5.34
Granted	2,177,453	6.74
Vested	(1,569,773)	5.49
Forfeited	(836,337)	6.12
Balance at December 31, 2021	5,461,152	$5.73

During 2021 and 2020, we granted market-based restricted stock units to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (“TSR”) of our common stock as compared to the TSR of the common stock of a peer group comprised of each member of the Russell 2000 Small Cap Market Index over a three-year performance measurement period. In addition, award recipients must remain employed by us throughout the three-year performance measurement period to attain the full amount of the market-based units that satisfy the market performance criteria. We determined the fair value of the 2021 and 2020 market-based restricted stock units to be approximately $2.7 million and $2.9 million, respectively. We determined the fair value based on a Monte-Carlo simulation as of the date of grant, utilizing the following assumptions: the stock price on the date of grant of $6.03 for 2021 and $4.21 for 2020, a three-year performance measurement period, and a risk-free rate of 0.24% and 0.40% for 2021 and 2020, respectively. We recognize the expense on these awards on a straight-line basis over the three-year performance measurement period.

As of December 31, 2021, there remained approximately $13.8 million of unearned compensation expense related to unvested restricted stock units to be recognized over a weighted average term of 1.4 years. The restricted stock units include a combination of time-based and performance-based vesting.

Employee Stock Purchase Plan

Our Board of Directors adopted an Employee Stock Purchase Plan (“ESPP”) in February 2015, which became effective on May 19, 2015 following stockholder approval. The ESPP provides for sale of shares of our common stock under the plan to eligible employees. At the beginning of each six-month offering period under the ESPP each participant is deemed to have been granted an option to purchase shares of our common stock equal to the amount of their payroll deductions during the period, but in any event not more than five percent of the employee’s eligible compensation, subject to certain limitations. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price per share equal to 85% of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. On May 14, 2021, our shareholders approved an amended and restated ESPP which increased the authorization of the number of shares available for sale under the ESPP by 2,400,000 shares of our common stock. As of December 31, 2021, there were 2,363,041 shares available for future issuance under the ESPP.

Information related to shares issued or to be issued in connection with the ESPP based on employee contributions and the range of purchase prices is as follows:

	December 31,	December 31,
	2021	2020
Shares issued or to be issued	37,094	516,563
Range of purchase prices	$9.24	$1.54 -$1.56

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

We record stock-based compensation expense related to the discount provided to participants. Also, we use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $0.1 million and $0.4 million in expense associated with our ESPP for each of the years ended December 31, 2021 and 2020, respectively.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Financial Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs	Valuation
	2021	(Level 1)	(Level 2)	Technique
Financial assets
Money market funds	$441,131	$441,131	$—	(a)
	$441,131	$441,131	$—
Financial liabilities
Foreign exchange derivatives	$485	$—	$485	(a)
	$485	$—	$485

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs	Valuation
	2020	(Level 1)	(Level 2)	Technique
Financial assets
Money market funds	$262,135	$262,135	$—	(a)
Foreign exchange derivatives	466	—	466	(a)
	$262,601	$262,135	$466

Our money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments. In addition to $441.1 million and $262.1 million invested in money market funds as of December 31, 2021 and 2020, respectively, we had $22.0 million and $19.1 million of cash invested in bank accounts as of December 31, 2021 and 2020, respectively.

Our foreign exchange derivatives consist of forward contracts and are classified within Level 2 of the fair value hierarchy because they are valued based on observable inputs and are available for substantially the full term of our derivative instruments. We use foreign exchange forward contracts to fix the functional currency value of forecasted commitments, payments and receipts. The aggregate notional amount of the outstanding foreign exchange forward contracts was $12.6 million and $14.9 million at December 31, 2021 and 2020, respectively. Our foreign exchange forward contracts contain netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2021 and 2020, the fair value of our counterparty default exposure was less than $1.0 million and spread across several highly rated counterparties.

Non-Financial Assets and Liabilities

Our non-financial assets, which include goodwill, other intangible assets, property, plant, and equipment, pre-publication costs and operating lease assets, are not required to be measured at fair value on a recurring basis. However, if certain trigger events occur, or if an annual impairment test is required, we evaluate the non-financial assets for impairment. If an impairment did occur, the asset is required to be recorded at the estimated fair value. An impairment analysis was performed for the preparation of the 2020 first quarter report, as there was a triggering event for the three months ended March 31, 2020 related to the decline in our stock price attributed to the market environment, which resulted in a goodwill impairment. There were no non-financial liabilities that were required to be measured at fair value on a nonrecurring basis during 2021, 2020 and 2019.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

The following table presents our non-financial assets measured at fair value on a nonrecurring basis during 2020:

		Significant
		Unobservable
		Inputs	Total	Valuation
	December 31, 2020	(Level 3)	Impairment	Technique
Non-financial assets
Goodwill	$437,977	$437,977	$279,000	(c)
	$437,977	$437,977	$279,000

In evaluating goodwill for impairment, we first compare our reporting unit’s fair value to its carrying value. We estimate the fair values of our reporting unit by considering our market capitalization and other judgements. Impairment recorded for goodwill for the year ended December 31, 2020 was $279.0 million. There was no impairment recorded for goodwill for the years ended December 31, 2021 and 2019.

We perform an impairment test for our other intangible assets by comparing the assets fair value to its carrying value. Fair value is estimated based on recent market transactions, where available, and projected discounted cash flows, if reasonably estimable. There was no impairment of other intangible assets for the years ended December 31, 2021, 2020 and 2019.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that it may exceed its fair value. During the year ended December 31, 2021, we recorded an impairment of our operating lease assets in the amount of $11.7 million for real estate consolidation costs primarily relating to vacated office space formerly utilized by employees of the HMH Books & Media business. The fair value of the operating lease assets was determined based on the income approach, with level 3 inputs utilizing certain market participant assumptions. These inputs included forecasted cash inflows from estimated subleases and a discount rate. The remaining carrying value was $2.0 million. In connection with the real estate consolidation costs, we also recorded an impairment of property, plant, and equipment, of $1.6 million during the year ended December 31, 2021 using the income approach with level 3 inputs. This was primarily related to leasehold improvements on the vacated office space, and has a remaining carrying value of $0.3 million.

Non-Marketable Investments

At December 31, 2021 and 2020, the carrying value of our non-marketable investments, which were comprised of equity interests in educational technology private companies, was $6.3 million and $4.4 million, respectively. The amounts are included in other assets in our consolidated balance sheets. Our non-marketable investments are accounted for using the cost method and are adjusted for observable transactions as appropriate. Gains from non-marketable investments were $1.9 million for the year ended December 31, 2021, of which $1.4 million was included in gain on investments and $0.5 million was included as a reduction of cost of sales in our consolidated statements of operations.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

Fair Value of Debt

The following table presents the carrying amounts and estimated fair market values of our debt at December 31, 2021 and 2020. The fair value of debt is deemed to be the amount at which the instrument could be exchanged in an orderly transaction between market participants at the measurement date.

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

$380,000 Term loan	$20,996	$20,970	$346,091	$331,382
$306,000 Senior secured notes	$296,583	$309,929	$297,601	$304,297

The fair market values of our debt were estimated based on quoted market prices on a private exchange for those instruments that are traded and are classified as Level 2 within the fair value hierarchy at December 31, 2021 and 2020. The fair market values require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the debt presented may not be indicative of their future values.

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

We were contingently liable for $1.1 million and $1.4 million of performance-related surety bonds for our operating activities as of December 31, 2021 and 2020, respectively. An aggregate of $16.1 million and $18.8 million of letters of credit existed each year at December 31, 2021 and 2020, respectively, of which $0.5 million and $1.1 million backed the aforementioned performance-related surety bonds each year in 2021 and 2020, respectively.

We routinely enter into standard indemnification provisions as part of license agreements involving use of our intellectual property. These provisions typically require us to indemnify and hold harmless licensees in connection with any infringement claim by a third-party relating to the intellectual property covered by the license agreement. Although the term of these provisions and the maximum potential amounts of future payments we could be required to make is not limited, we have never incurred any costs to defend or settle claims related to these types of indemnification provisions. We therefore believe the estimated fair value of these provisions is inconsequential and have no liabilities recorded for them as of December 31, 2021 and 2020.

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

15.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31, 2021, 2020 and 2019:

	2021	2020	2019
Net change in pension and benefit plan liabilities	$(34,366)	$(48,966)	$(39,757)
Foreign currency translation adjustments	(7,700)	(6,650)	(6,420)
Unrealized loss on short-term investments	(90)	(90)	(90)
Net change in unrealized loss on derivative Instruments	(18)	(18)	(1,005)
	$(42,174)	$(55,724)	$(47,272)

Amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 relating to the amortization of defined benefit pension and postretirement benefit plans totaled approximately $(2.8) million, $(2.4) million and $(0.9) million, respectively, and affected the selling and administrative line item in the consolidated statement of operations. These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost.

16.	Related Party Transactions

There were no related party transactions during 2021 and 2020.

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

17.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Numerator
Income (loss) from continuing operations	$2,060	$(470,690)	$(200,175)
Loss from discontinued operations, net of tax	(1,005)	(9,148)	(13,658)
Gain on sale of discontinued operations, net of tax	212,523	—	—
Income (loss) from discontinued operations, net of tax	211,518	(9,148)	(13,658)
Net income (loss) attributable to common stockholders	$213,578	$(479,838)	$(213,833)
Denominator
Weighted average shares outstanding
Basic	127,337,815	125,455,487	124,152,984
Diluted	131,402,866	125,455,487	124,152,984
Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.02	$(3.75)	$(1.61)
Discontinued operations	1.66	(0.07)	(0.11)
Net income (loss)	$1.68	$(3.82)	$(1.72)
Diluted:
Continuing operations	$0.02	$(3.75)	$(1.61)
Discontinued operations	1.61	(0.07)	(0.11)
Net income (loss)	$1.63	$(3.82)	$(1.72)

As we incurred a net loss in each of the years ended December 31, 2020 and 2019 presented above, all outstanding stock options and restricted stock units for those periods have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The following table summarizes our weighted average outstanding common stock equivalents that were anti-dilutive attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Stock options	1,076,060	1,897,212	2,765,826
Restricted stock units	1,739	4,133,531	3,342,923

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

18.	Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning		Utilization of	End
	of Year	Net Charges	Allowances	of Year
2021
Allowance for doubtful accounts	$3,790	$(73)	$(258)	$3,459
Reserve for returns	4,577	23,976	(24,484)	4,069
Reserve for royalty advances	7,309	593	(20)	7,882
Deferred tax valuation allowance	662,568	(46,601)	(5,715)	610,252
2020
Allowance for doubtful accounts	$2,834	$1,335	$(379)	$3,790
Reserve for returns	6,303	17,489	(19,215)	4,577
Reserve for royalty advances	7,094	3,145	(2,930)	7,309
Deferred tax valuation allowance	583,505	81,475	(2,412)	662,568
2019
Allowance for doubtful accounts	$1,972	$2,034	$(1,172)	$2,834
Reserve for returns	8,355	22,651	(24,703)	6,303
Reserve for royalty advances	6,629	500	(35)	7,094
Deferred tax valuation allowance	562,392	23,707	(2,594)	583,505

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

19.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021:
Net sales	$146,195	$308,672	$417,130	$178,805
Gross profit	59,841	155,317	234,101	83,528
Operating (loss) income	(37,300)	22,834	95,537	(32,889)
(Loss) income from continuing operations	(49,028)	2,158	95,359	(46,429)
(Loss) income from discontinued operations, net of tax	(2,955)	1,950	—	—
Gain (loss) on sale of discontinued operations, net of tax	—	214,520	—	(1,997)
Net (loss) income	(51,983)	218,628	95,359	(48,426)
Net (loss) income per share attributable to common stockholders
Basic:
Continuing operations	$(0.39)	$0.01	$0.75	$(0.36)
Discontinued operations	(0.02)	1.70	—	(0.02)
Net (loss) income	$(0.41)	$1.71	$0.75	$(0.38)
Diluted:
Continuing operations	$(0.39)	$0.02	$0.72	$(0.36)
Discontinued operations	(0.02)	1.66	—	(0.02)
Net (loss) income	$(0.41)	$1.68	$0.72	$(0.38)
2020:
Net sales	$151,843	$216,239	$331,205	$141,167
Gross profit	53,197	80,605	150,011	45,417
Operating loss	(338,000)	(23,449)	(5,897)	(80,570)
Loss from continuing operations	(338,026)	(32,437)	(11,885)	(88,342)
(Loss) income from discontinued operations, net of tax	(7,947)	(5,731)	(667)	5,197
Net loss	(345,973)	(38,168)	(12,552)	(83,145)
Net loss per share attributable to common stockholders
Basic and diluted:
Continuing operations	$(2.71)	$(0.25)	$(0.09)	$(0.70)
Discontinued operations	(0.06)	(0.05)	(0.01)	0.04
Net loss	$(2.77)	$(0.30)	$(0.10)	$(0.66)

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

Houghton Mifflin Harcourt Company

Notes to Consolidated Financial Statements

(in thousands of dollars, except share and per share information)

20.     Subsequent Events

Acquisition by Entities Beneficially Owned by Veritas

On February 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Harbor Holding Corp., a Delaware corporation (the “Parent”), and Harbor Purchaser Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Purchaser”). The Merger Agreement provides for the acquisition of the Company by the Parent through a cash tender offer (the “Offer”) by the Purchaser for all of the Company’s outstanding shares of common stock at a price of $21.00 per share of common stock (the “Offer Price”). The Parent and the Purchaser are beneficially owned by The Veritas Capital Fund VII, L.P.

The Company’s Board of Directors (the “Board”) has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger (as defined below) and recommended that the stockholders of the Company accept the Offer and tender their shares of common stock pursuant to the Offer. Under the Merger Agreement, the Purchaser is required, as soon as practicable, and in any event within ten Business Days after the date of the Merger Agreement, to commence the Offer to purchase any and all outstanding shares of common stock.  The Offer initially will remain open for twenty business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the Offer and the Merger to be completed in the second quarter of 2022.

The Purchaser’s obligation to accept shares of common stock tendered in the Offer is subject to customary closing conditions, including: (a) that the number of shares of common stock validly tendered and not validly withdrawn, together with any shares of common stock beneficially owned by the Parent or any subsidiary of the Parent, equals at least one share more than 50% of all shares of common stock then outstanding; (b) the absence of any legal impediment that has the effect of enjoining, restraining, preventing or prohibiting or prohibiting the consummation of the Offer, the Merger or the other transactions contemplated by the Merger Agreement or making the Offer, the Merger or the other transactions contemplated by the Merger Agreement illegal; (c) that, since the date of the Merger Agreement, there shall not have occurred any material adverse effect with respect to the Company; (d) compliance in all material respects by the Company with its covenants under the Merger Agreement; (e) the continued accuracy of representations and warranties made by the Company in the Merger Agreement, except as permitted by the Merger Agreement; (f) that the waiting period (and any extensions thereof) and any approvals or clearances applicable to the Offer and Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired, been terminated or obtained; and (g) other customary conditions.

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing the consummation thereof, the Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of the Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the time of acceptance for purchase by the Purchaser of shares of common stock validly tendered and not withdrawn in the Offer.

The Merger Agreement contains customary representations and warranties from both the Company, on the one hand, and the Parent and the Purchaser, on the other hand. It also contains customary covenants of the Company and customary termination rights including, among others, for failure to consummate the Offer on or before August 22, 2022. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal or in connection with the Company board’s change in recommendation), the Company will be required to pay the Parent a termination fee of $65.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the aforementioned criteria, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

          Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Except to the extent provided below, the information required by this Item shall be set forth in the sections titled “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this Item shall be set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item shall be set forth in the section titled “Security Ownership and Other Matters” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item shall be set forth in the section titled “Corporate Governance – Review and Approval of Transactions with Related Persons” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item shall be set forth in the section titled “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021, and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of February 21, 2022 by and among Houghton Mifflin Harcourt Company, Harbor Holding Corp. and Harbor Purchaser Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 22, 2022 (File No. 001-36166)).

2.2

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

2.3

Stock and Asset Purchase Agreement dated as of April  23, 2015, by and among Houghton Mifflin Harcourt Publishing Company, as Purchaser, Scholastic Corporation, as Parent Seller, and Scholastic Inc., as Seller (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 24, 2015 (File No. 001-36166)).

2.4

Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of September 12, 2018 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 12, 2018 (File No. 001-36166)).

2.5

Amendment No. 1 to Asset Purchase Agreement, by and among Houghton Mifflin Harcourt Publishing Company, Houghton Mifflin Harcourt Company (solely for purposes of Section 8.2 and 8.3) and Riverside Assessment, LLC, dated as of October 1, 2018 (incorporated herein by reference to Exhibit 2.1b to the Company’s Current Report on Form 8-K, filed October 5, 2018 (File No. 001-36166)).

2.6

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

10.1†

Form of Indemnification Agreement (incorporated herein by reference to Exhibit No. 10.12 to Amendment No.  1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.2

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

10.3

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

10.5

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

10.6

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

10.7

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

10.8

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

10.9†

HMH Holdings (Delaware), Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit No. -10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.10†

Houghton Mifflin Harcourt Publishing Company ELT Severance Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed November 5, 2015 (File No. 001-36166)).

10.11†

Houghton Mifflin Harcourt Severance Plan, amended and restated as of March 31, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 4, 2016 (File No. 001-36166)).

10.12†

Form of Director Compensation Letter (incorporated herein by reference to Exhibit No. 10.11 to Amendment No.  1 to the Company’s Registration Statement on Form S-1, filed September 13, 2013 (File No. 333-190356)).

10.13†

Houghton Mifflin Harcourt Company Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit No.  10.50 to the Company’s Annual Report on Form 10-K, filed February 25, 2016 (File No. 001-36166)).

10.14†

Amended and Restated Houghton Mifflin Harcourt Company Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed May 19, 2021 (File No. 001-36166)).

10.15†

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

10.17†

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

10.27†

Houghton Mifflin Harcourt Company Form of Performance-Based Restricted Stock Unit Award Notice (TSR/Billings—Employees) (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed May 4, 2016 (File No. 001-36166)).

10.28†

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

Exhibit No.	Description

10.32†

Letter Agreement, effective September 22, 2016, by and between Houghton Mifflin Harcourt Company and L. Gordon Crovitz (incorporated herein by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 3, 2016 (File No. 001-36166)).

10.33†	John J. Lynch Offer Letter dated February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 15, 2017 (File No. 001-36166)).

10.34†*	Michael E. Evans Offer Letter dated July 23, 2019.

10.35†*	James P. O’Neill Offer Letter dated August 21, 2017.

10.36†

Amendment No. 1 to the Houghton Mifflin Harcourt Company 2015 Omnibus Incentive Plan dated December 13, 2019 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 27, 2020 (File No. 001-36166))

10.37†*	Houghton Mifflin Harcourt Company Revised 2021 Bonus Plan – US

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Identifies a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Lynch, Jr. John J. Lynch, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022

/s/ Joseph P. Abbott, Jr. Joseph P. Abbott, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022

/s/ Michael J. Dolan Michael J. Dolan	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2022

/s/ Lawrence K. Fish Lawrence K. Fish	Chairman of the Board of Directors	February 24, 2022

/s/ Jean-Claude Brizard Jean-Claude Brizard	Director	February 24, 2022

/s/ L. Gordon Crovitz L. Gordon Crovitz	Director	February 24, 2022

/s/ Jean S. Desravines Jean S. Desravines	Director	February 24, 2022

/s/ Jill A. Greenthal Jill A. Greenthal	Director	February 24, 2022

/s/ John F. Killian John F. Killian	Director	February 24, 2022

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director	February 24, 2022

/s/ Tracey D. Weber Tracey D. Weber	Director	February 24, 2022